Form 10-K
period 1997-12-31
GETTY IMAGES INC
filed 1998-03-31
CIK 1047202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       COMMISSION FILE NUMBER: 000-23747
                            ------------------------

                               GETTY IMAGES, INC.

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                 98-0177556
      (State or Juridsiction of                      (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

          2013 FOURTH AVENUE                        101 BAYHAM STREET
             FOURTH FLOOR                            LONDON, ENGLAND
      SEATTLE, WASHINGTON 98121                          NW1 0AG

                   (Addresses of Principal Executive Offices)
                                   (Zip Code)

       Registrant's Telephone Numbers, including Area Code:(206)441-9355

                                                    (01144171)544-3456

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $312,946,056 as of March 26, 1998, based upon the closing price of $24 on the Nasdaq National Market reported on such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the Outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 26, 1998, the number of shares of Common Stock outstanding was 30,817,433.

    DOCUMENTS INCORPORATED BY REFERENCE: Information required by Part III of this document is incorporated by reference to certain portions of the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (to be filed).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GETTY IMAGES, INC.
                                   FORM 10-K
                               DECEMBER 31, 1997

                                                                          PAGE
                                                                         -------

PART I
  Item 1. Business.....................................................      1
  Item 2. Property.....................................................     18
  Item 3. Legal Proceedings............................................     18
  Item 4. Submission of Matters to a Vote of Security Holders..........     18

PART II
  Item 5. Market for the Registrant's Common Equity and Related
            Stockholder Matters........................................     19
  Item 6. Selected Consolidated Financial Data.........................     20
  Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................     21
  Item 8. Financial Statements and Supplementary Data..................     30
  Item 9. Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure...................................     30

PART III
  Item 10. Directors and Executive Officers of the Registrant...........    31
  Item 11. Executive Compensation.......................................    31
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management.................................................     31
  Item 13. Certain Relationships and Related Transactions...............    31

PART IV
  Item 14. Exhibits, Financial Statements Schedules and Reports on Form
            8-K........................................................     31

                                     PART I
                               ITEM 1:  BUSINESS

A.  GETTY IMAGES

OVERVIEW

    Getty Images, Inc. (the "Company" or "Getty Images"(1)) is one of the leading visual content providers worldwide(2). The Company is a combination of Getty Communications plc ("Getty Communications") and PhotoDisc, Inc. ("PhotoDisc") and was formed pursuant to a scheme of arrangement (the "Scheme of Arrangement") and a merger (the "Merger") that were completed on February 9, 1998.

    The Company combines the broad spectrum of high quality, branded content and extensive international distribution network of Getty Communications with PhotoDisc's brand name and expertise in the digitization and electronic delivery of images over the Internet and its royalty-free licensing model. Through this commercial combination of high quality visual content and diverse delivery systems and methods, Getty Images believes that it is well-positioned to satisfy the visual content needs of existing, emerging and new market segments in the visual content industry.

    The principal strengths of Getty Images are (i) the breadth and depth of its branded high-quality content across all content categories, (ii) its ability to offer its customers a comprehensive range of options to meet their creative needs, from full-service to self-service access, from rights-protected licensing to royalty-free licensing, and from physical delivery of transparencies to electronic delivery of digital images, (iii) its extensive international distribution network and electronic distribution capabilities and (iv) its experience in the application of technology in the visual content industry. Getty Images believes that these strengths will allow it to take advantage of both the increasing demand for visual content and the opportunities arising in the rapidly changing visual content industry.

BACKGROUND

    Getty Communications commenced operations on March 14, 1995 with the acquisition of Tony Stone Images, one of the world's leading providers of contemporary stock photography. In April 1996, the Company broadened its visual content product offerings with the acquisitions of Hulton Getty, one of the world's largest privately owned collections of archival photography, and Fabulous Footage, a leading North American provider of contemporary stock footage. In November 1996, the Company strengthened its distribution network in Belgium, Denmark, Holland and Sweden with the acquisition of World View, its former agent in these territories. In March 1997, Getty Communications acquired Gamma Liaison, a well-established leading company in the photojournalism market. In July 1997, Getty Communications acquired Energy Film Library, one of the leading international providers of contemporary stock footage to the advertising, television, feature film, corporate communications and multimedia markets. In August 1997, Getty Communications strengthened its position in the Asia Pacific market with the acquisition of Profile Photo Library, its former agent in Hong Kong.

------------------------

(1) As used in this Annual Report on Form 10-K, unless the context requires otherwise, the term the "Company" or "Getty Images" refers to Getty Images, Inc. and its consolidated subsidiaries.

(2) Certain statements included herein under "Item 1. Business", "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", including without limitation, those concerning (i) the Company's strategy and competitive strengths, (ii) the Company's expectations and plans regarding digitization, and (iii) the Company's expansion plans, contain certain forward-looking statements concerning the visual content industry and the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "--H. Business Risk Factors".

    Getty Images was formed in February 1998 with the completion of the Scheme of Arrangement and the Merger with PhotoDisc.

    Pursuant to the Scheme of Arrangement, each issued ordinary share, nominal value one pence per share ("Getty Ordinary Shares"), of Getty Communications (including Getty Ordinary Shares underlying Getty Communications' American Depositary Shares ("Getty Communications ADSs")) was transferred to the Company, the holders of Getty Ordinary Shares were issued one share of common stock, par value $0.01 per share ("Getty Images Common Stock"), of the Company for every two Getty Ordinary Shares (one share of Getty Images Common Stock for each Getty Communications ADS) held of record by such holders, and Getty Communications became a wholly owned subsidiary of the Company.

    In addition to the Scheme of Arrangement, the Company also completed the Merger with PhotoDisc, on February 9, 1998. Pursuant to the Merger, PhotoDisc was merged with and into Print Merger, Inc., a Washington corporation and a wholly owned subsidiary of Getty Images ("Merger Sub"), and each then outstanding share of common stock, par value $0.01 per share, of PhotoDisc was converted into the right to receive the amount of cash and the number of shares of Getty Images Common Stock as specified in the Merger Agreement dated as of September 15, 1997 (the "Merger Agreement") among Getty Communications, the Company, PhotoDisc and Merger Sub.

    As a result of these transactions, Getty Images became the successor to Getty Communications. Trading in Getty Communications ADSs on the Nasdaq National Market was terminated upon commencement of trading in shares of Getty Images Common Stock on the Nasdaq National Market (NASDAQ:GETY).

    Also on February 9, 1998, the Company issued an aggregate of 1,518,644 shares of Getty Images Common Stock to Getty Investments L.L.C. for an aggregate consideration of $28 million and on February 10, 1998, it completed the acquisition of all of the issued and outstanding shares of Allsport Photographic Plc ("Allsport"). Allsport is a leading sports photographic agency, whose customers include major newspaper groups worldwide, publishers, sports governing bodies and sponsors. See "--D. Allsport".

B.  GETTY COMMUNICATIONS

OVERVIEW

    Getty Communications is one of the leading international providers of visual content to a diverse range of professional users of images, including advertising and design agencies, magazines, newspapers, broadcasters, production companies and traditional and new media publishers. Getty Communications markets rights to images and footage through its international network of wholly owned offices in London, Chicago, New York, Los Angeles, Toronto, Munich, Hamburg, Paris, Amsterdam, Brussels, Copenhagen, Stockholm, Vienna, Barcelona and Hong Kong and dedicated agents in 18 other countries. Getty Communications has sought to differentiate itself through its commitment to the highest level of quality in the creation, selection and production of relevant images, its focus on customer service, the quality and breadth of its content, its strong brand names, its worldwide distribution network and its continuing investment in value-added systems and technologies.

VISUAL CONTENT COLLECTIONS

    Getty Communications' visual content collections are: (i) Tony Stone Images, one of the world's leading providers of contemporary stock photography; (ii) Hulton Getty, one of the two largest privately owned collections of archival photography in the world; (iii) Gamma Liaison, a leading North American news and reportage agency; and (iv) Energy Film Library, one of the world's leading stock footage companies.

    CONTEMPORARY STOCK PHOTOGRAPHY--TONY STONE IMAGES

    Tony Stone Images is one of the world's leading providers of contemporary stock photography, based on revenues and the quality of its images, and supplies images to a customer base of principally professional users. The images cover a wide variety of contemporary subjects, including lifestyles, families, business, science, health and beauty, sports, transportation, travel and the environment. The customer base includes advertising and design agencies, local and international design consultants, magazine, newspaper, book and news media publishers, poster and calendar manufacturers, and travel companies.

    Tony Stone Images is dedicated to providing high-quality images relevant to the needs of its customers by focusing on a relatively small number of images. Its core collection (the "Dupe Master Collection") contained approximately 57,000 images as of December 31, 1997 and accounted for approximately 80 percent of Getty Communications' sales in 1997. The Dupe Master Collection is a tightly edited, relevant and manageable collection that is designed to meet the needs of all major customer segments and achieve greater sales efficiently with superior levels of customer service. The Dupe Master Collection is complemented by the mainstock collection, which comprises more than one million images that have been selected for their subject matter or the demand in a particular market.

    Getty Communications believes that Tony Stone Images is a world leader in offering stock photography equal in creative and technical aspects to commissioned work. Throughout the creation, selection and production processes, Tony Stone Images focuses on producing images of the highest technical and aesthetic quality of the subjects or concepts that are in demand, and on anticipating future trends and customer needs. Tony Stone Images has creative teams in London, Los Angeles, Seattle, Paris and Munich that analyze customer requests and buying behavior and perform research in key markets in order to target and source images.

    The skill and creativity of Tony Stone Images' contributing photographers are fundamental to the success of its business. Contributing photographers include highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. Tony Stone Images currently contracts with approximately 700 active photographers.

    Tony Stone Images has established in-house teams of skilled digital artists that retouch, enhance and manipulate images to improve their salability. This team also designs and creates images digitally, including composites of separate photographs, illustrations, digital graphics and text.

    ARCHIVAL PHOTOGRAPHY--HULTON GETTY

    Hulton Getty is one of the largest privately owned collections of archival photography in the world, based on the number of photographs in its collection. Its archive consists of approximately 300 separate collections totalling approximately 15 million images, including vintage prints by renowned photographers such as Man Ray, Bill Brandt, Alfred Eisenstadt and Robert Capa, dating back to the beginning of photography. Hulton Getty also incorporates the special image collections of Ernst Haas and Slim Aarons. The Hulton Getty collection includes images from all over the world and covers significant events, people and places from the nineteenth and twentieth centuries. Key collections within the archive include:

    - The Picture Post Collection (1938-1957): images of everyday life, social conditions, sport, politics and entertainment by leading international photojournalists from the Picture Post magazine, a U.K. magazine similar in style and content to LIFE magazine or Paris Match.

    - The Keystone Collection (1900-1980s): incorporating the files of three major London reportage agencies comprising Keystone Press, Fox Photos and Central Press and an important U.S. archive, Three Lions.

    - London Evening Standard & Express Collections (1927-1989): extensive news and feature libraries formed by one of the world's largest newspaper groups.

    - London Stereoscopic Company (1854-c.1910): approximately 100,000 original glass plate negatives, vintage prints and daybooks of 3-D views, celebrity portraits, travel photography and illustrated books from one of the world's first commercial photography firms.

    - Henry Guttman Collection (1800-1940s): specializing in modern and historical European affairs, crime, early cinema and photography and including old catalogs, books and book plates, prints and engravings.

    Traditionally, the Hulton Getty collection has been used solely by professional users, predominantly magazine, news and book publishers in the United Kingdom. Since the acquisition of the Hulton Getty collection, there has been an on going process of selecting, digitizing and indexing the most marketable images of the collection to enhance the accessibility and appeal to a broader customer base. Selected images are available for search and review through the Hulton Getty Web site, which presently comprises 160,000 images.

    NEWS AND REPORTAGE--GAMMA LIAISON

    Gamma Liaison, Inc. ("Gamma Liaison") is a leading North American news and reportage agency, based on its worldwide sales and the size of its images database. Gamma Liaison sources stories worldwide and distributes images to magazines, newspapers and book publishers, as well as advertising and design agencies and other creative professionals. Gamma Liaison's library contains several million photographs covering the major events, personalities and entertainment of the last 30 years. Gamma Liaison receives material from approximately 3,500 photographers worldwide. Since 1986, every image accepted by the agency has been indexed using key words, creating one of the largest databases in the industry.

    Gamma Liaison currently has a relationship with Gamma Presse Images ("Gamma Presse"), an independent Paris-based news and reportage agency, for the foreign distribution and production of news and reportage imagery. Gamma Liaison has the responsibility for the production of news and reportage imagery in North America, South America, the Far East and the southern parts of Africa, while Gamma Presse is responsible for production of photographs in Europe, the Middle East and the central and northern parts of Africa. Sales are handled by Gamma Liaison in the United States, by Gamma Presse in France and by agents managed by Gamma Presse in other countries.

    CONTEMPORARY STOCK FOOTAGE--ENERGY FILM LIBRARY

    Energy Film Library is one of the leading international providers of licensable motion imagery (often referred to as stock footage) to the advertising, television, feature film, corporate communications and new media markets. Energy Film Library's footage has been used in major feature films such as "Independence Day", "Jerry Maguire", "Volcano" and "Men in Black", among others. Getty Communications believes that the breadth and magnitude of Energy Film Library's collection, together with the revenue generated by the collection, have established Energy Film Library as a leader in the stock footage segment.

    Energy Film Library, which now includes the archives of the previously acquired Fabulous Footage, maintains and licenses a growing library of over 9,500 hours of commercially desirable cinematography covering a broad range of contemporary and archival subject matter. The collection of Energy Film Library, which is generally licensed in short clips of 10 to 20 seconds, includes material covering landscapes, cityscapes, wildlife, scenics, business, sports and lifestyle.

    The Energy Film Library is known for the breadth of its imagery and the high resolution of its content.
It is catalogued on computer for quick access and retrieval, and master elements are available in film, tape and digital formats. Energy Film Library represents imagery from over 400 leading cinematographers and film producers.

    Energy Film Library has formed strategic alliances with technology and telecommunications companies to develop on-line and Internet services. With the assistance of strategic partners, Energy Film Library has converted a selection of its most popular imagery into digital formats. It has strategic relationships with Silicon Graphics and Intel, and it recently co-developed a visual search software application for media asset management with IBM. In an ongoing project with Avid Technology, Energy Film Library has developed an Avid-ready digital film library that would allow customers to preview, via an on-line service or on CD-ROM, digital clips for downloading directly onto an Avid or other editing system.

MARKETING

    Getty Communications primarily markets its still images through catalogs to professional users of images such as advertising and design companies, magazines, newspapers, broadcasters, production companies and news media publishers, as well as corporate users involved in marketing and communication. Catalogs are the "shop window" of the Company and it believes its catalog quality leads the industry and is an important contributor to its reputation.

    PRINTED CATALOGS

    To date, Tony Stone Images has published 17 general catalogs covering a wide range of subjects and concepts. Typically, general catalogs are published annually, with 19 language variations corresponding to Tony Stone Images' most important geographic markets, with an aggregate print run currently of over 200,000 copies. Tony Stone Images has published six specialist catalogs--VISIONS OF NATURE, BUSINESS & INDUSTRY, SPORTS & RECREATION, HULTON GETTY SEVEN AGES OF MAN, INTERPRETATIONS and PORTRAITS. The INTERPRETATIONS catalog, launched in May 1997, represented a major innovation in catalog design, with a conceptual theme assisting clients to use photo imagery in a more creative way.

    CD-ROM CATALOGS

    Tony Stone Images also produces CD-ROM catalogs, and was one of the first stock photography agencies to produce an electronic catalog in digital format. CD-ROM catalogs enable customers to select from a wide range of images on-screen at their offices. Although CD-ROM catalogs are significantly less expensive to produce than printed catalogs, a substantial majority of customers currently prefer to select images from printed catalogs. It is the Company's intention to provide a CD-ROM version of all printed catalogs for distribution with the printed catalog, as well as producing focused stand-alone CD-ROMs covering specialized subjects.

    GETTY-IMAGES.COM

    The web site was launched in 1997 allowing customers from anywhere in the world to request images from the Tony Stone collection or order catalogs and CDs. In addition, some 160,000 images from the Hulton Getty collection are currently available for on-line selection. New images have been continually added to the on-line site during the year.

    During 1998, the Tony Stone Dupe Master Collection will be made available on the web for search and selection by and digital delivery to the client. The move to digital delivery is a critical element of the Company's future strategy and it is anticipated that the application of PhotoDisc's digital know-how will allow the Company to accelerate its move to digital delivery of the Tony Stone Dupe Master Collection.

    GAMMA LIAISON

    Gamma Liaison markets its news and reportage photographs principally through direct mail advertising on a quarterly basis.

    ENERGY FILM LIBRARY

    Energy Film Library markets its stock footage through demonstration reels sent directly to its customers and potential customers. These demonstration reels contain samples of available footage.

SALES AND DISTRIBUTION

    SALES AND RESEARCH

    Each of the Company's wholly owned offices has a sales force organized by customer and industry group. The sales force assists customers in developing selection requests ("briefs"), which are then passed on to a researcher responsible for putting together a selection of images that respond to the brief. Image researchers use their knowledge of the image collection, of either still or moving imagery, to respond efficiently and creatively to the customer's brief.

    Since April 1997 the Company's Hulton Getty sales outlets have utilized the Hulton On-Line collection to assist in the research and sales process, and to allow customers to search for images. In 1997, the Company's United Kingdom and North American sales outlets for Tony Stone Images began using COMPASS, a proprietary keyword-based search and retrieval system developed by the Company, to assist in the internal sales and research process. The Company is now completing German and French versions of COMPASS. The Company believes that these systems will, along with access for customers via the Internet, increase the efficiency of the Company's sales and research operations in the future.

    RIGHTS-PROTECTED LICENSING AND RIGHTS CONTROL

    All of the images of Tony Stone Images and Hulton Getty are individually marketed for specific customer applications. Licenses typically impose restrictions on the permissible number of copies that can be made, the medium of reproduction or publication, uses by other parties and other factors, including the geographic area, duration and purpose of use. To ensure that their customers can realize the full benefit of their negotiated licenses by allowing them to negotiate exclusive rights, Tony Stone Images and Hulton Getty have developed a computerized rights-protection system that monitors the licensing of images throughout its global network of wholly owned offices and dedicated agents. The system also enables Getty Communications to maximize revenue per image by permitting multiple sales of the same image, without allowing the same rights to be granted to different customers for conflicting uses. A central database records image usage and its corresponding sales value, information that can then be used in the targeting of popular subjects and the creation of new images of the most salable subjects. Energy Film Library also uses a computerized rights-protection system.

    DISTRIBUTION NETWORK

    Getty Communications markets images through an international distribution network of wholly owned offices in 15 cities around the world and agents in 18 countries. The Company's policy is to own offices in major markets and to work closely with agents in other markets in an exclusive relationship in almost all cases. Management believes that control of its outlets results in more focused marketing activities and better brand maintenance, which leads to higher sales and market share.

    Agents are selected on the basis of management expertise and shared values for high quality and service. Many agents have represented the Company for over five years. The Company provides agents with products and marketing material and assists with marketing initiatives and brand positioning. It initiates programs to develop its agents' local operations, including library enhancement, staff training and business development. By contract, the Company requires its agents to spend a certain amount on marketing activities, to pay for catalogs and duplicate transparencies ("dupes") and to report financial information in a uniform manner. Agents are encouraged to develop their own complementary collections.

    The distribution network was strengthened by the acquisition of the Company's agents in Hong Kong in 1997 and Barcelona, Spain in 1998 and by the establishment of new agents in Poland, South Africa, Singapore, Malaysia and Indonesia.

C.  PHOTODISC

OVERVIEW

    PhotoDisc is one of the leaders in the development and marketing of digital stock photography products and electronic delivery of images. PhotoDisc's products are offered on a royalty-free basis, which allows customers to pay a one-time fee to use an image on a non-exclusive basis for almost any purpose. As a pioneer in the royalty-free segment, PhotoDisc has established itself as a leader in terms of customer recognition and revenues generated.

    PhotoDisc markets its products to professional users of images such as graphic designers and advertising agencies; corporate users, such as managerial and sales professionals within an organization; and small office/home office users ("SOHO"), such as owners and employees of small businesses. PhotoDisc has coupled the benefits of advanced technologies with its royalty-free licensing model to make stock photography more widely usable by professional users, while at the same time making stock photography more accessible to users in emerging markets, such as corporate users and SOHO users, and, potentially, consumers.

PHOTODISC IMAGE COLLECTION

    The PhotoDisc Image Collection, currently consisting of more than 60,000 feature-enhanced photographic images digitized at a variety of resolutions, has been developed specifically to support the digital royalty-free licensing model. The standard license agreement employed by PhotoDisc historically has permitted multiple uses for almost any purpose, except for use in products for resale in quantities greater than 100,000, packaging for music, video or software products, book jackets or unlawful use. On April 1, 1998, PhotoDisc will release a new license that will permit broader use.

    CD-ROM PRODUCTS

    As of March 31, 1998, PhotoDisc offered approximately 26,000 images via six product lines consisting of more than 140 thematically related CD-ROM products, each containing between 100 and 336 images. PhotoDisc's CD-ROM product lines include: Volumes (images organized by themes such as "Business and Industry" and "Weekend Living"); Object Series (images of individual objects isolated against a transparent background); Background Series (images to be used as a palette on which other design elements may be placed); Fine Art Series (historic and contemporary paintings and illustrations); Signature Series (photographs taken by renowned photographers and unique interpretations of popular themes); and Animation Series (images from the Object Series incorporating motion and sound for electronic uses).

    Each CD-ROM includes customized searching and browsing software utilities that allow users to conduct a search using keywords and to locate a particular image with ease. In addition, each CD-ROM includes various editing functions and capabilities. For example, the Clipping Paths-Registered Trademark- feature makes it easier for the user to drag and drop images into print and digital presentations. The images are available to the customer in several file sizes depending upon the product and distribution method.

    PHOTODISC.COM

    All 60,000 images in the PhotoDisc Image Collection are available for immediate license and download for a fixed price through PhotoDisc's award winning (e.g., PC WEEK, 1997, Top 10 Sites for Electronic Commerce, and First Place Award Online Marketing--The 1997 Software Summit Awards) Web site. The site offers its visitors 14 categories of images, including "Business & Industry", "Education", "Lifestyle & Culture", "Science and Technology" and "Wildlife and Animals". In addition, to enhance the search process, PhotoDisc offers a combination of browsing, promotion and spotlight sections that merchandise new images and CD-ROM products newly available on the PhotoDisc Web site.

    A primary feature of the PhotoDisc Web site is the ability of the customer to search the PhotoDisc library by employing the search method most comfortable and efficient for the customer. PhotoDisc provides simple search tools to locate images via keyword or image number, and more complex search tools that employ natural language, boolean logic or queries based on visual image attributes such as color, composition, structure, texture or some combination thereof. Search results return thumbnail images that can be enlarged for viewing purposes by users prior to purchase.

    Customers can immediately download free, low-resolution samples for use in preliminary layouts or may license and download high-resolution images for use in final projects. Customers can also search for different CD-ROM products, view their contents, and place orders on-line. PhotoDisc also offers certain value-added features via the PhotoDisc Web site and workflow oriented tools, such as Lightbox-SM-, which enables customers or multiple groups working on the same project in different locations to view images simultaneously, make notes and add additional images to folders for individual or group viewing or discussion. PhotoDisc believes that the ease of use of its Web site, coupled with its recognition within the industry, has established PhotoDisc as the leader in the electronic delivery of images.

MARKETING

    Historically, PhotoDisc has used its print catalogs as the primary means of marketing its products. These include the PhotoDisc Catalog and various smaller, specialty catalogs that are published periodically and mailed to customers and prospective customers worldwide, highlighting new CD-ROM products. PhotoDisc also publishes Resource Books on a periodic basis, which serve as a reference guide for users of PhotoDisc's CD-ROM titles by showing the images contained in the most recent CD-ROM products released by PhotoDisc. Each Resource Book also contains a CD-ROM "comping disc" and an Image Finder CD. The Image Finder, a new tool released in February 1998, allows customers to search for images across all PhotoDisc products and product lines using a single local database. The comping disc allows a customer to utilize a low-resolution version of the images in preliminary layouts before licensing a high-resolution image for use in the final product, either by purchasing the applicable CD-ROM or downloading the images from the Web. The PhotoDisc StarterKit is an introductory product designed to familiarize new customers with the PhotoDisc system. It is comprised of a Starter Book that features disc products that are anticipated to be popular with new users and a corresponding comping CD of the images featured in that book.

    The print catalogs and Resource Books are supplemented by Internet and print advertising, direct mail, trade and business public relations activities, trade shows, co-marketing activities, sampler bundling with complementary software and hardware products, electronic merchandising initiatives and customer loyalty programs. PhotoDisc places advertisements on various high-profile and high-traffic

Web sites such as Yahoo and HotBot (WIRED's Web site) and in specialized and general circulation magazines.

    In addition to its domestic marketing activities, PhotoDisc is involved in marketing activities internationally. Catalogs and other marketing materials are translated in up to seven languages and PhotoDisc is in the process of creating localized Web sites for various overseas markets, including the United Kingdom, Japan, Germany, France and Australia, to address anticipated growing demand in these countries. PhotoDisc has had an office in the London area since 1995 and has recently opened foreign sales offices in Hamburg, Sydney and Tokyo.

SALES AND DISTRIBUTION

    PhotoDisc licenses its products by direct telephone sales, on-line sales, third-party distributors and direct field sales to key accounts.

    INBOUND TELEPHONE SALES

    The majority of PhotoDisc's domestic licensing revenues are generated by orders received through PhotoDisc's inbound call center. Customers can order PhotoDisc CD-ROM products by reviewing PhotoDisc's collection appearing in PhotoDisc's catalogs, PhotoDisc Resource Books or Starter Kits and on the PhotoDisc Web site.

    WEB SALES

    The PhotoDisc Web site gives PhotoDisc's customers the flexibility to purchase an image immediately by downloading the image off the PhotoDisc Web site or by reviewing the images and then making a telephone order. From the PhotoDisc Web site, customers can access a variety of on-line services ranging from image and CD-ROM search and purchase areas to image reviews, promotions, on-line community features and personalized services areas. Approximately 5% and 19% of PhotoDisc's revenues in 1996 and 1997, respectively, were derived from licensing and downloading transactions made solely through the PhotoDisc Web site.

    Upon approval of the user's credit card or login information, the selected image is available for immediate download from the PhotoDisc Web site. Compressed high-resolution 10 megabyte images (the most popular file size offered) take approximately seven minutes to download with a standard 28.8 kbps modem and less than 60 seconds to download with a T-1 access line.

    CHANNEL SALES

    PhotoDisc also sells its products through third-party distributors. This distribution method is more widely utilized internationally due to PhotoDisc's desire to minimize overhead while at the same time providing broad exposure in the local markets. As of March 31, 1998, PhotoDisc had relationships with approximately 200 domestic third parties to sell or bundle PhotoDisc's products with their offerings in the United States and Canada. In addition, as of March 31, 1998, PhotoDisc had more than 50 international distributors covering most major world markets. PhotoDisc also promotes its products through U.S.-based catalog resellers.

    KEY ACCOUNTS

    PhotoDisc's key accounts sales force targets leading advertising and publishing companies, and other high volume users of images, such as communications companies. The key accounts sales force focuses on reaching art directors and enterprise-wide image purchasers who are generally responsible for large order purchases. PhotoDisc maintains domestic direct sales offices in Seattle and New York.

The key accounts sales force also includes technical support staff and trainers who assist with both pre-and post-sales support.

    CUSTOMER SERVICE AND TECHNICAL SUPPORT

    PhotoDisc believes that its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases depends, in part, on the strength of its customer service and technical support teams. PhotoDisc's customer service and technical support center is based out of its Seattle headquarters and consists of a team of consultants with broad knowledge of the PhotoDisc Image Collection, as well as expertise in digital image applications, design tools and photo manipulation methodologies. PhotoDisc's customer service and technical support group provides assistance in six languages--English, Spanish, French, German, Japanese and Chinese--and offers support via telephone, electronic mail, facsimile and the Internet.

TECHNOLOGY

    The principal technologies utilized by PhotoDisc are those related to the digitization of images, the enhancement and compression of digitized images, the organization and management of PhotoDisc's database of digitized images and customer profiles and technologies associated with customer interaction with the PhotoDisc Web site including search functions, transaction-processing and downloading of images. PhotoDisc's on-line commerce systems can manage a large number of concurrent customer searches, as well as the process of accepting, authorizing and charging customer credit cards. PhotoDisc uses a combination of its own proprietary technologies and commercially available equipment and licensed technologies. PhotoDisc's current strategy is to license commercially available technology whenever possible rather than seek internally developed solutions. PhotoDisc has focused its internal development efforts on creating and enhancing the specialized software and processes related to enhancement and delivery of digitized images.

    A group of system administrators and network managers monitors and operates PhotoDisc's Web site, network operations and transaction-processing systems. PhotoDisc uses the services of two Internet service providers, Verio and WorldCom, to obtain connectivity to the Internet. The main site is hosted by a 45 megabit dedicated T-3 connection and several T-1 connections.

    Each image added to the PhotoDisc Image Collection is scanned using state-of-the-art drumscanners and techniques. PhotoDisc is currently scanning approximately 250 images per day and has the capacity to increase production.

D.  ALLSPORT

    On February 10, 1998, the Company completed the acquisition of Allsport. The Company acquired Allsport for a total consideration of approximately $28 million in cash and the issuance of approximately 1.1 million new shares of Getty Images Common Stock.

    Allsport is a world leading sports photography agency, with an archive of more than four million images from sporting events around the world dating from 1896. Its visual content is both specialist and generalist, serving the sports journalism market and the broader market for stock photography used by advertisers and sports promoters. Its main customers are the news media, sports brand manufacturers and sponsors, sports governing bodies and committees, and commercial publishing and merchandising businesses.

    Allsport employs approximately 25 staff photographers and has contractual relationships with 40 prominent sports photographers. Allsport owns the copyrights to approximately 85% of its archived photographs and has exclusive, permanent rights of usage over an additional 10% of its photographs.

Of its four million images, approximately 150,000 photographs have been digitized and the Company is currently digitizing up to 5,000 additional images per week.

    Allsport distributes images via its digital on-line archive, an ISDN Point-to-Point Network, the PhotoStream satellite network that is maintained by the Associated Press, and numerous other Internet and digital transmission methods. It has offices in London and Los Angeles and a network of 30 agents providing representation in approximately 40 countries.

E.  INTELLECTUAL PROPERTY

    The Company obtains most of the images in its contemporary collections, including the Tony Stone Images Collection and the PhotoDisc Collection, from independent photographers on an exclusive basis. Professional photographers and cinematographers strongly prefer to retain ownership of their work. As a result, copyrights to an image remains with the contributing photographer in most cases, while the Company obtains the exclusive right to market the image on behalf of the photographer for a period of time (generally a minimum of five to seven years, which management believes to be the useful life of contemporary images).

    Due to the archival nature of the Hulton Getty collection (some images are owned and some are in the public domain), commissions are not payable on a substantial portion of the collection. Some of the other collections contain images produced by photographers and cinematographers on a work for hire basis. PhotoDisc, Energy Film Library and Allsport own the copyrights to approximately 10 percent, 25 percent and 85 percent, respectively, of their image or cinematography collections.

F.  COMPETITION

    The market for non-commissioned visual content is characterized by strong competition. The principal competitive factors in the non-commissioned sectors of the visual content industry are company reputation, the quality, relevance and diversity of the images, the quality of contributing photographers and cinematographers under contract to an agency, customer service, pricing, ease of purchase and use, accessibility, distribution capability and speed of fulfillment. In addition, the Company also faces competition from commissioned imagery.

    The principal competitors of Tony Stone Images include (i) small libraries generally operating on a local basis; (ii) specialist libraries focusing on particular subjects such as transport, architecture or natural history; (iii) medium-sized general libraries operating primarily in their home market; (iv) regional agencies headquartered in a large market such as the United States, Germany, the United Kingdom and France and which often have non-exclusive agents in other markets; and (v) two international competitors, The Image Bank, Inc. ("The Image Bank"), a wholly owned subsidiary of Eastman Kodak Company, and Visual Communications Group ("Visual Communications"), a wholly owned subsidiary of United News and Media Group plc. Royalty-free stock photography agencies, of which PhotoDisc is a leading example, have also emerged as an alternative to rights-protected stock photography agencies for applications where rights-protection and other services are not customer requirements.

    The Hulton Getty collection competes with specialized archival collections and regional stock photography agencies with archival content in their collections, including the Bettman Archive, owned by Corbis Corporation ("Corbis"), a company controlled by Bill Gates, the Chairman of Microsoft Corporation, and other privately owned and public domain collections.

    In the news and reportage industry in the United States, Gamma Liaison competes with a number of agencies that produce and distribute similar material.

    Energy Film Library competes with small specialized footage providers and The Image Bank.

    PhotoDisc competes with other royalty-free stock photography agencies, including Adobe Systems Incorporated and its subsidiary, Image Club, Inc., Digital Vision, and Digital Stock, a wholly owned subsidiary of Corbis.

    Allsport competes with Reuters and Associated Press for news wire coverage and for magazine and commercial sales competes with Duomo Photography Inc., small specialized sports image providers and freelancers.

G.  STRATEGY

    Getty Images aims to provide high quality, relevant imagery across all categories of the visual content market to the broadest range of customers in existing, emerging and new markets, in ways that most appropriately meet their needs. In order to achieve this aim, Getty Images pursues the following core strategies:

    - EMPHASIZE CONTENT QUALITY AND RELEVANCE. Getty Images believes that content quality and relevance are critical for long-term success in the visual content industry. Getty Images focuses on identifying its customers' needs throughout the creation, selection and production processes to create high quality branded imagery relevant to the needs of its customers in each geographic region and market. Getty Images combines excellence in creativity and image professionalism with expertise in scanning and image enhancement to provide the highest quality images to its customers.

    - OFFER COMPREHENSIVE RANGE OF BRANDED CUSTOMER SOLUTIONS. Getty Images offers its customers a comprehensive range of options to meet their commercial and creative needs, from full-service to self-service access, from rights-protected licensing to royalty-free licensing, and from physical delivery of transparencies to electronic delivery of digital images.

    - PROMOTE AND IMPROVE BRAND IDENTITIES. Getty Images believes that Tony Stone Images, Hulton Getty, Gamma Liaison, Energy Film Library, PhotoDisc and Allsport represent pre-eminent brand names in their respective visual content categories. Getty Images will continue to enhance the quality, value and accessibility of these collections to reinforce their international brand identities and to create new brands in these and other visual content categories.

    - LEVERAGE TECHNOLOGICAL EXPERTISE. To leverage its technological expertise, Getty Images created a new division responsible for making Getty Images content collections available in digital format and accessible on-line, as well as developing and integrating new products, services and delivery mechanisms. An example of a technological service feature is PhotoDisc's Lightbox(SM), which enables multiple parties in different locations to view images simultaneously. Getty Images also believes that it can realize internal operating efficiencies through increasing the use of technology. With this focus on digital delivery of images and use of technology, Getty Images intends to provide the best products and service to its existing and future customers.

    - ENHANCE COMPREHENSIVE DISTRIBUTION NETWORK. Getty Images believes that it has one of the most comprehensive distribution networks in the visual content industry with the combination of its worldwide network of wholly owned offices and dedicated agents and its Internet distribution capabilities. In order to enlarge its available customer base and further penetrate its existing customer base, Getty Images will continue to strengthen its distribution capabilities by enhancing on-line access to its visual content collections, by establishing wholly owned offices in additional key territories and by developing agent relationships in new markets.

    - DEVELOP NEW MARKETS, PRODUCTS AND CUSTOMER TYPES. Getty Images believes that the increasing use of imagery in communications and the emergence of advanced technologies has resulted in opportunities to develop products and services targeted at emerging and new and potentially larger segments of the potential customer base and to further penetrate existing market segments. Getty Images expects to develop products and services for the corporate and SOHO markets and believes that it will be positioned to enter other potential new markets, including the consumer market.

    - PURSUE STRATEGIC ACQUISITIONS. The visual content industry is currently very fragmented with a few international players, a number of regional players and a large number of small businesses that specialize in a particular content type or geographical area. Getty Images believes that the fragmented nature of the industry offers significant growth opportunities through the consolidation of smaller independent businesses that lack sufficient resources to compete in a rapidly changing environment. Getty Images will target companies that offer one or more of the following features: (i) complementary visual content; (ii) a presence in a geographic market where Getty Images is under-represented; and (iii) access to new technologies.

H.  BUSINESS RISK FACTORS

    Set out below is a description of certain factors that may affect the Company's business and results of operations from time to time.

DEVELOPMENTAL NATURE OF THE VISUAL CONTENT INDUSTRY

    The Company's future growth and profitability will depend in large measure upon growth in demand for visual content. A visual content industry with identifiable categories and growth characteristics is a relatively recent development. The visual content industry is fragmented across all categories and is experiencing significant structural and technological changes, including substantial consolidation. To the extent that the visual content industry, or any sector of that industry in which the Company operates, does not develop as the Company anticipates, the value of the Company or its results of operations or financial condition may be adversely affected.

RAPID TECHNOLOGICAL CHANGE

    The success of Getty Images will depend, in part, on its ability to adapt to new technological developments in the visual content industry and to develop new services and technology that address the increasingly sophisticated and varied needs of its customers and prospective customers on a cost-effective and timely basis. In response to technological changes, Getty Images has invested, and will continue to invest, in new technologies to keep pace with new developments, such as advances in producing digital images and in delivering digital images on-line. Getty Communications believes that during 1997 market demand for images increasingly shifted towards digital search, selection and fulfillment of images, particularly in the more developed markets of the United Kingdom and the United States. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview". Getty Images will rely on third parties for a substantial portion of the hardware, software and software tools that it will use in its businesses, including, in particular, the hardware, software and software tools that enable customers and potential customers to access, search and license images through its Web sites. If suppliers fail to upgrade or support such systems, the business, financial condition or results of operations of Getty Images could be adversely affected. There can be no assurance that Getty Images will successfully use new software and other technologies effectively or adapt its third-party technology and systems to customer requirements or emerging industry standards.

SIGNIFICANT COMPETITION

    The visual content industry is characterized by strong competition. Getty Images competes with a number of large and small visual content providers, including The Image Bank, Visual Communications and Corbis.

    Some of the Company's competitors, including The Image Bank, Visual Communications and Corbis, may have access to greater financial, marketing and other resources than Getty Images. Getty Images also competes locally or with respect to certain content or products with a number of general and specialized content companies, many of which are well-established in their local or content or product specific markets. Royalty-free stock photography agencies have also emerged as an alternative to rights-protected stock photography businesses for applications where rights-protection and other services are not customer requirements. In addition, Getty Images competes indirectly with commissioned work in contemporary stock photography and footage. New entrants into the visual content industry could increase if technological advances make archiving, searching and digital delivery systems more affordable, which could result in lower average sales prices. There can be no assurance that Getty Images will be able to compete successfully against current or future competitors or that competitive pressures faced by Getty Images will not have a material adverse effect on the business, financial condition or results of operations of Getty Images. See "--F. Competition".

POTENTIAL DIFFICULTIES IN INTEGRATING OPERATIONS AND IN MANAGING GROWTH AND
  EXPANSION

    Getty Images was formed by the integration of companies that have previously operated independently. The process of coordinating and integrating the organizations will require substantial attention from management and could cause the interruption of, or a loss of momentum in, the activities of any of the companies' businesses, which could have a material adverse effect on their combined operations, at least in the near term. The diversion of management attention and any difficulties encountered in the integration of the businesses could have a material adverse effect on the revenues and operating results of Getty Images. The significant goodwill amortization charges and one-time transaction costs will also adversely affect the reported operating results of Getty Images and may result in reported net income in future periods being negative.

    In addition, each of Getty Communications, PhotoDisc and Allsport has grown rapidly in recent years. The ability of Getty Images to compete effectively and to manage future growth, if any, will require Getty Images to monitor and upgrade as appropriate its financial and management controls, to reorient management of recently acquired businesses to the operating philosophy of Getty Images, to develop and expand management information systems and to recruit and train personnel. If Getty Images is unable to manage such recent growth and any future growth and expansion successfully, its financial condition and results of operations could be adversely affected.

RISKS RELATED TO GETTY IMAGES' ACQUISITION STRATEGY

    As part of its business strategy, Getty Images pursues the acquisition of complementary visual content and other product lines, assets or technologies that will complement or expand its business. Getty Images believes that the recent increase in the level of demand for visual content and a trend toward consolidation in the visual content industry, have increased the valuations of visual content businesses and collections and are likely to have an adverse impact on Getty Images' ability to make acquisitions and on its ability to realize appropriate returns on such acquisitions. Acquisitions also involve a number of other risks that could adversely affect the business, financial condition or results of operations of Getty Images, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies and the potential loss of key employees. No assurance can be given that Getty Images will be able to identify any suitable acquisition candidates or to make any acquisitions or that any acquisition by Getty Images will not adversely affect the business, financial condition and results of operations of Getty Images or that such acquisitions will enhance the business of Getty Images.

RISKS RELATED TO GOODWILL RECOGNITION

    The PhotoDisc and Allsport acquisitions generated approximately $300 million of goodwill that will result in a substantial annual charge to be amortized against the earnings of the Company in future periods. Management considers that an average period of around twenty years is a reasonable period over which to amortize this goodwill. Getty Images could be required to write-down the unamortized value of such goodwill in the future at an accelerated rate in the event that it suffers a permanent dimunition in value.

INFLUENCE OF PRINCIPAL STOCKHOLDERS

    Two groups of stockholders own substantial percentages of the outstanding shares of Getty Images Common Stock and as a result are in a position to exert significant influence in the election of the directors of Getty Images and other corporate actions that require shareholder approval. Getty Investments L.L.C., Mr. Mark Getty, Mr. Jonathan Klein, Crediton Limited (a company of which the sole beneficiary is Mr. Klein) and the October 1993 Trust (a trust established by Mr. Getty) (collectively, the "Getty Group") own approximately 31 percent of the outstanding shares of Getty Images Common Stock and PDI, L.L.C., Mr. Mark Torrance, Ms. Wade Torrance and certain of their family members (collectively, the "Torrance Group") own approximately 18 percent of the outstanding shares of Getty Images Common Stock. Pursuant to the Stockholders' Agreement among the Company, the Getty Group and the Torrance Group, none of the members of the Getty Group or the Torrance Group may transfer such stockholder's shares of Getty Images Common Stock except pursuant to the terms of such agreement. In addition to ownership of Getty Images Common Stock, certain members of each of the Getty Group and the Torrance Group will have management roles with Getty Images that will increase their influence over the Company and certain members of each group will have other rights and relationships with the Company.

DEPENDENCE UPON KEY PERSONNEL

    Getty Images believes that its performance depends, to a significant extent, upon the services of its senior management and other key personnel, including, in particular, Mr. Mark Getty, Co-Chairman of Getty Images, Mr. Mark Torrance, Co-Chairman of Getty Images, and Mr. Jonathan Klein, Chief Executive Officer of Getty Images. The loss of the services of any of Messrs. Getty, Torrance and Klein could materially adversely affect the future prospects of the Company. Messrs. Getty, Torrance and Klein entered into an Employment Agreement with Getty Images for a minimum period of three years commencing as of February 9, 1998.

    The future success of Getty Images will also depend upon its ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that Getty Images will be able to successfully attract, hire, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the business, financial condition or results of operations of Getty Images.

INCREASED LEVELS OF INDEBTEDNESS

    Getty Images borrowed approximately $33 million from Midland Bank to finance the cash consideration paid in the Merger. Such borrowings require Getty Images to make substantial principal and interest payments during the next few years, which may limit the payment of cash dividends (although

Getty Images has no present intention to pay cash dividends in the foreseeable future), and to maintain certain financial ratios, which may have the effect of restricting the ability of Getty Images to incur additional indebtedness and limiting other activities of Getty Images. There can be no assurance that the need to utilize free cash flow to service these obligations may not limit the ability of Getty Images to take advantage of other business opportunities which may arise in the future. Such borrowings currently bear interest at floating rates, causing Getty Images to be significantly more sensitive to prevailing U.K. interest rates than was historically the case for Getty Communications or PhotoDisc prior to completion of the Merger.

RISKS RELATED TO ELECTRONIC IMAGE DELIVERY SYSTEMS

    The Company's future growth in sales and profitability depends in part upon the increased acceptance and use of the Internet and other on-line services as an effective medium of commerce. Rapid growth in the use of and interest in the Internet, the Web and on-line services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of users and prospective users of digital images will adopt, and continue to use such on-line services as a medium of commerce. In addition, such on-line services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements.

    A significant barrier to on-line commerce and communications is the secure transmission of confidential information over public networks. Getty Images relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential or proprietary information, such as customer credit card numbers or digital images. There can be no assurance that advances in computer capabilities or other events or developments will not result in a compromise or breach of the algorithms used by Getty Images to protect customer transaction data. Concerns over the security of the Internet and other on-line transactions and the privacy of users may also inhibit the growth of the Internet and other on-line services generally, and the Web in particular, especially as a means of conducting commercial transactions. The success of the on-line operations of Getty Images will also depend in part upon the efficient and uninterrupted operation of its computer and communications hardware systems. Such systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. While the Company has implemented disaster recovery plans, the Company could suffer significant delays in implementing a backup system if a major interruption were to occur. In addition, despite the implementation of network security measures, the Company's servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of customer data or the inability to accept and fulfill on-line customer orders.

IMPACT OF CHANGES IN FOREIGN EXCHANGE RATES

    Getty Images publishes its consolidated financial statements in U.S. dollars and conducts a portion of its business in currencies other than U.S. dollars, particularly the pound sterling, German mark and French franc. As a result, Getty Images is exposed to changes in the value of currencies against the U.S. dollar. Fluctuations in the values of currencies against the U.S. dollar could affect the translation of the results of non-U.S. based operations into U.S. dollars for inclusion in the consolidated financial statements of Getty Images. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

POTENTIAL LOSS OF RIGHTS TO GETTY TRADEMARKS

    Getty Images (through its subsidiaries) owns trademarks and trademark applications in respect of the names Getty Communications and Hulton Getty, and derivatives thereof (including the name "Getty

Images") and the related logo (together, the "Getty Trademarks"). In the event that Getty Images becomes controlled by a third party or parties not affiliated with the Getty family, Getty Investments L.L.C. has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. Upon such assignment, Getty Images will have 12 months in which it will be permitted to continue to use the Getty Trademarks and thereafter will have to cease such use. Although the primary brands used by Getty Images are Tony Stone Images, Hulton Getty, Gamma Liaison, Energy Film Library, PhotoDisc and Allsport, Getty Images is used as a corporate identity for certain of its subsidiaries and Hulton Getty is a Getty Trademark. There can be no assurance that the exercise by Getty Investments L.L.C. of its right to cause an assignment of the Getty Trademarks would not have a material adverse effect on the business, financial condition or results of operations of Getty Images. Further, there can be no assurance that the existence of the right of Getty Investments L.L.C. to cause such an assignment would not have a negative impact on the amount of consideration a potential acquirer would be willing to pay to acquire Getty Images Common Stock.

POSSIBLE VOLATILITY OF STOCK PRICE; FUTURE SALES OF SUBSTANTIAL NUMBERS OF GETTY
  IMAGES SHARES COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF GETTY IMAGES SHARES

    Prior to the completion of the Merger and the Scheme of Arrangement on February 9, 1998, there had been significant volatility in the market for Getty Communications ADSs since the initial public offering of Getty Communications ADSs in July 1996. Since the closing of the Merger and Scheme of Arrangement on February 9, 1998, there has been significant volatility in the market for Getty Images Common Stock.

    Sales, or the possibility of sales, of substantial numbers of shares of Getty Images Common Stock in the public market could adversely affect prevailing market prices of shares of Getty Images Common Stock. Certain stockholders of Getty Images have the right, pursuant to various registration rights agreements, to request that Getty Images register certain shares of Getty Images Common Stock for resale under the Securities Act and certain outstanding options to purchase Getty Ordinary Shares became immediately exercisable for shares of Getty Images Common Stock at the closing of the Scheme of Arrangement pursuant to the laws of the United Kingdom. In addition, employees of Getty Images hold a significant number of options to purchase shares of Getty Images Common Stock, many of which are presently exercisable. Many employees may exercise their options and sell shares shortly after such options become exercisable, particularly if they need to raise funds to pay for the exercise of such options or to satisfy tax liabilities that they may incur in connection with exercising their share options. Additional issuances or market sales of Getty Images Common Stock could have an adverse effect on the market price of Getty Images Common Stock prevailing from time to time.

ANTI-TAKEOVER CONSIDERATIONS

    The Board of Directors of the Company has the authority, without stockholder approval, to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by the stockholders of Getty Images. This authority, together with certain provisions of the Amended and Restated Certificate of Incorporation of Getty Images (the "Getty Images Certificate of Incorporation"), may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company, even if stockholders of the Company consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of Getty Images Common Stock by the Getty Group and the Torrance Group and certain provisions of Delaware law may have the effect of delaying, deterring or preventing a hostile takeover of the Company.

I.  EMPLOYEES

    At February 28, 1998, the Company had 1,266 employees. Of these, 690 were located in North America, 425 in the United Kingdom, 137 in the rest of Europe and 14 in the rest of the world. The Company believes that it has satisfactory relations with its employees.

J.  RECENT DEVELOPMENTS

    Stephen Mayes, Senior Vice President, Creative of Getty Images, and Michele Vitucci, Managing Director, Tony Stone Images/Hulton Getty Europe, have resigned from their positions at Getty Images, effective as of April 10, 1998 and June 30, 1998 respectively.

    On March 31, 1998 Carlton Communications BV ("Carlton") confirmed the sale of all of the shares of Getty Images Common Stock held by Carlton. Such sale is scheduled to be completed on April 3, 1998.

                               ITEM 2:  PROPERTY

    The Company's principal offices are in Camden, London, England and Seattle, Washington. The Company utilizes approximately 33,000 square feet of office space at its office in Camden, London pursuant to two separate leases. One lease covers approximately 15,000 square feet and will expire in 2015. The other lease covers approximately 18,000 square feet of office space and will expire in 2010. The Company utilizes approximately 70,000 square feet in its Seattle offices pursuant to two separate leases. The Company leases approximately 37,000 square feet of office space pursuant to an agreement between the Company and Mark Torrance, the Co-Chairman of the Company; this lease expires in 2003. Under the second lease, the Company utilizes 33,000 of square feet of office space; this lease expires in 2004. Management believes that the Company's London and Seattle facilities are suitable for the Company's current use and adequate for the Company's operations for the foreseeable future. Operating subsidiaries of the Company have leased office space throughout the world.

                           ITEM 3:  LEGAL PROCEEDINGS

    The Company has entered into a settlement agreement with Digital Stock Corporation with respect to the previously disclosed complaint that had been filed in September 1997. See Note 17 to the consolidated financial statements of Getty Communications plc included in Item 14.

    The Company has and may continue to be subject to legal claims from time to time in the ordinary course of business, including those related to the alleged infringement by the Company of the trademarks and other intellectual property rights of third parties, such as failure to secure model releases. Presently, there are no pending legal proceedings to which the Company is a party or to which any of its property is subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its consolidated financial position or results of operations or its liquidity.

          ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II
               ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

    The Getty Images Common Stock has been quoted on the Nasdaq National Market under the symbol "GETY" since February 10, 1998. Prior to February 10, 1998, the Getty Communications ADSs were quoted on the Nasdaq National Market under the symbol "GETTY" since July 2, 1996. In connection with the Merger and the Scheme of Arrangement that were completed on February 9, 1998, each previously outstanding Getty Communications ADS was effectively converted into one share of Getty Images Common Stock. See "Item 1. Business--A. Getty Images--Background".

    The following table shows the high and low sales price for the Getty Communications ADSs for the periods indicated:

                                                                   HIGH    LOW
                                                                  ------  ------
1996
Third Quarter (July 2, 1996 until September 30, 1996)...........  $14.25  $10.00
Fourth Quarter..................................................   16.75   13.50

1997
First Quarter...................................................   18.00   14.00
Second Quarter..................................................   15.25   11.50
Third Quarter...................................................   19.50   10.75
Fourth Quarter..................................................   18.25   13.00

    On March 27, 1998, the last reported sales price of the Getty Images Common Stock as reported on the Nasdaq National Market was $23.875 per share.

    There were approximately 55 holders of record of the Getty Images Common Stock as of March 26, 1998.

    The Company has not paid or declared any dividends on its common stock since its inception and anticipates that its future earnings will be retained to finance the continuing development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, regulatory and capital requirements, the general financial condition of the Company and general business conditions. In addition, the Company's loan agreements may restrict the Company's ability to pay future dividends.

    On March 14, 1997, Getty Communications issued an aggregate of 311,846 Getty Class A Ordinary Shares as partial consideration for its purchase of Gamma Liaison. On July 25, 1997, Getty Communications issued an aggregate of 617,762 Getty Class A Ordinary Shares as partial consideration for its purchase of Energy Film Library. In each case, such shares were issued to the limited number of the sellers of such businesses in a private placement not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

                  ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data of Getty Communications are qualified by reference to and should be read in conjunction with Getty Communications' consolidated financial statements and notes thereto included in
Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

    The following selected consolidated financial data does not reflect the results of operations of PhotoDisc or Allsport, each of which were acquired by Getty Images in February 1998, after the date of the most recent financial data reflected in the following table.

                                                                  TONY STONE IMAGES
                                                                (PREDECESSOR COMPANY)             GETTY COMMUNICATIONS
                                                              -------------------------   ------------------------------------
                                                                                                      YEAR ENDED DECEMBER 31,
                                                                YEAR ENDED    JANUARY 1   MARCH 14   -------------------------
                                                               DECEMBER 31,    THROUGH    THROUGH    1995(1)   1996     1997
                                                              --------------  MARCH 13,   DEC. 31,   -------  -------  -------
                                                                       1994   ---------   --------
                                                               1993   ------    1995        1995        $        $        $
                                                              ------          ---------   --------
                                                                        $
                                                                $                 $          $
                                                              (IN THOUSANDS, EXCEPT PER        (IN THOUSANDS, EXCEPT PER
                                                               SHARE AND PER ADS DATA)          SHARE AND PER ADS DATA)
STATEMENT OF OPERATIONS DATA:
Sales.......................................................  27,559  42,052    9,498      53,523     63,021   85,014  100,797
Cost of sales...............................................  10,204  16,290    3,618      21,096     24,714   32,156   37,514
                                                              ------  ------  ---------   --------   -------  -------  -------
Gross profit................................................  17,355  25,762    5,880      32,427     38,307   52,858   63,283
Selling, general and administrative expenses................  13,297  19,140    4,918      22,737     27,655   37,250   43,936
Amortization of intangibles.................................      94   1,134      390       1,990      2,380    2,155    3,253
Depreciation................................................   1,784   2,267      588       3,017      3,605    5,486    8,214
                                                              ------  ------  ---------   --------   -------  -------  -------
Operating income/(loss).....................................   2,180   3,221      (16)      4,683      4,667    7,967    7,880
Net interest (expense)/ income..............................    (160)   (218)     (62)     (1,406)    (1,468)  (1,951)   1,187
Exchange gains/(losses).....................................    (278)    247      119         (30)        89     (306)    (198)
Legal settlement............................................    --      --      --          --         --       --        (974)
                                                              ------  ------  ---------   --------   -------  -------  -------
Income before income taxes..................................   1,742   3,250       41       3,247      3,288    5,710    7,895
Income taxes................................................    (573) (1,556)    (144)     (1,873)    (2,017)  (2,982)  (3,873)
                                                              ------  ------  ---------   --------   -------  -------  -------
Net income/(loss)...........................................   1,169   1,694     (103)      1,374      1,271    2,728    4,022
                                                              ------  ------  ---------   --------   -------  -------  -------
Net income per share(2).....................................                                 0.06       0.05     0.10     0.11
                                                                                          --------   -------  -------  -------
                                                                                          --------   -------  -------  -------
Shares used in computing per share amount(2)................                               23,390     23,390   27,832   38,765
                                                                                          --------   -------  -------  -------
Net income per ADS(3).......................................                                 0.12       0.11     0.20     0.21
                                                                                          --------   -------  -------  -------
OPERATING DATA:
EBITDA(4)...................................................   4,058   6,622      962       9,690     10,652   15,608   19,347
                                                              ------  ------  ---------   --------   -------  -------  -------
Ratio of earnings to fixed charges(5).......................    6.42    8.53     1.15        3.93       3.38     3.79     6.69
                                                              ------  ------  ---------   --------   -------  -------  -------
Net cash provided by/(used in):
  Operating activities......................................   2,264   5,202      509       6,448      6,957   13,502   13,174
  Investing activities......................................  (2,183) (5,296)  (1,106)    (23,583)   (24,689) (25,528) (35,447)
  Financing activities......................................     229    (314)     (38)     19,068     19,030   66,311   (3,052)
  Exchange differences......................................     (34)     83       16         (34)       (18)   2,755   (4,380)
                                                              ------  ------  ---------   --------   -------  -------  -------
Net increase/(decrease) in cash and cash equivalents........     276    (325)    (619)      1,899      1,280   57,040  (29,705)
                                                              ------  ------  ---------   --------   -------  -------  -------

                                                                  TONY STONE IMAGES
                                                                (PREDECESSOR COMPANY)                GETTY COMMUNICATIONS
                                                              -------------------------   ------------------------------------------
                                                                                                              AT             AT
                                                                    AT           AT            AT        DECEMBER 31,   DECEMBER 31,
                                                               DECEMBER 31,   MARCH 13,   DECEMBER 31,   ------------   ------------
                                                              --------------  ---------   ------------       1996           1997
                                                                       1994     1995          1995       ------------   ------------
                                                               1993   ------  ---------   ------------
                                                              ------                                          $              $
                                                                        $         $            $
                                                                $  (IN THOUSANDS)                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................   1,533   1,208      589         1,899         58,939         29,234
Total assets................................................  14,975  25,334   26,064        71,024        163,504        171,638
Long-term debt, net of
  current maturities........................................   1,311   2,617    2,728         8,704         17,910         14,657
Total shareholders' equity..................................   4,026   5,984       54        27,012        113,523        119,539

------------------------------

(1) Reflects the combination of the audited results of Tony Stone Images, the predecessor of Getty Communications, for the period from January 1 through March 13, 1995 with the audited results of Getty Communications for the period from March 14 through December 31, 1995. Due to the nature of this combination, the presentation of combined results for the two periods in 1995 does not conform with U.S. GAAP.

(2) Net income per share has not been computed for periods which relate to Tony Stone Images as compared to Getty Communications. Amounts for the year ended December 31, 1995 have been computed assuming the same number of shares outstanding as determined for Getty Communications for the period March 14, 1995 through December 31, 1995.

(3) Net income per Getty Communications ADS is calculated by adjusting net income per share data for the ratio of two Getty Class A Ordinary Shares per Getty Communications ADS.

(4) "EBITDA" is defined as earnings before net interest, taxes, exchange gains/(losses), depreciation, legal settlement costs and amortization. Thus, EBITDA with respect to Getty Communications comprises sales less cost of sales and selling, general and administrative expenses. Getty Communications believes that EBITDA provides investors and analysts with a measure of operating income unaffected by the financing and accounting effects of acquisitions and assists in explaining trends in the operating performance of Getty Communications. This was illustrated in 1995, when Getty Communications' net income fell as a result of the financing and accounting effects of the acquisition of Tony Stone Images with a consequent increase in net interest expense and amortization of intangibles, while EBITDA rose by approximately 61 percent over 1994. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Communications operating performance or to cash flows as a measure of Getty liquidity. As defined by Getty Communications, EBITDA may not be comparable to other similarly titled measures used by other companies.

(5) Ratio of earnings to fixed charges means the ratio of net income (before fixed charges and income taxes) to fixed charges, where fixed charges are the aggregate of interest, amortization of the costs relating to debt and an allocation of rental charges to approximate equivalent interest.

                ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF GETTY COMMUNICATIONS AND THE NOTES THERETO, "SELECTED CONSOLIDATED FINANCIAL DATA" AND OTHER FINANCIAL INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. FOR PURPOSES OF THE FOLLOWING, 1995 AMOUNTS REFLECT THE COMBINED RESULTS OF TONY STONE IMAGES AND GETTY COMMUNICATIONS FOR THE ENTIRE CALENDAR YEAR, AS MANAGEMENT BELIEVES THAT THIS IS THE MOST MEANINGFUL PRESENTATION FOR COMPARATIVE PURPOSES. SEE "BASIS OF PRESENTATION". IN THE FOLLOWING DISCUSSION, THE "COMPANY" REFERS TO TONY STONE IMAGES IN 1994, GETTY COMMUNICATIONS COMBINED WITH TONY STONE IMAGES FOR 1995, AND GETTY COMMUNICATIONS IN 1996 AND 1997. ALL FINANCIAL DATA REFERRED TO IN THE FOLLOWING MANAGEMENT'S DISCUSSION HAS BEEN PREPARED IN ACCORDANCE WITH U.S. GAAP.

    THE STATEMENTS IN THIS SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. GETTY IMAGES' ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

    The following discussion does not reflect the results of operations of PhotoDisc or Allsport, each of which were acquired by Getty Images on February 9, 1998, after the date of the most recent period discussed.

OVERVIEW

    Getty Communications commenced operations on March 14, 1995 with the acquisition of Tony Stone Images, one of the world's leading providers of contemporary stock photography. In April 1996, the Company broadened its visual content product offerings with the acquisitions of Hulton Getty, one of the world's largest privately owned collections of archival photography, and Fabulous Footage, a leading North American provider of contemporary stock footage. In November 1996, the Company strengthened its distribution in Belgium, Denmark, Holland and Sweden with the acquisition of World View, its former agent in these territories. In March 1997, Getty Communications acquired Gamma Liaison, a well-established leading company in the photojournalism market. In July 1997, Getty Communications acquired Energy Film Library, one of the leading international providers of contemporary stock footage to the advertising, television, feature film, corporate communications and multimedia markets. In August 1997, Getty Communications strengthened its position in the Asia Pacific market with the acquisition of Profile Photo Library, its former agent in Hong Kong.

    During September 1997, Getty Communications entered into a merger agreement with PhotoDisc, Inc. leading to the formation of Getty Images, Inc. and the completion of the Merger in February 1998. PhotoDisc is the leader in the development and marketing of digital stock photography products. Also in February 1998, the Company acquired Allsport Photographic Plc, a leading sports photographic agency.

    Getty Communications' sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Historically, approximately 91 percent of the Company's sales have been generated through its wholly owned offices, with the remainder through its international network of agents. Sales generally comprise a large number of relatively small transactions, priced in the range of $150 to $750. Prices are determined primarily by the customer's intended use of the image or clip and vary significantly across geographic markets and customer groups.

    Getty Communications' cost of sales consists primarily of payments to contributing photographers and cinematographers. These suppliers are generally under contract with one of the wholly owned offices, and generally receive as payment: (i) 50 percent of the sales generated by their images in the same territory as the office to which they are contracted ("in-territory sales") and on revenues received from agents; and (ii) 30 percent of the sales generated by their images outside of the territory of the office to which they are contracted ("out-of-territory sales"). Minimal payments are due for sales of Hulton Getty's archival imagery as most of these images are free of any requirement to pay commission.

    Getty Communications' selling, general and administrative expenses include salaries and related staff costs, premises and utility costs, and marketing and catalog costs. The recent increases in these costs have been driven primarily by acquisitions and by the volume of image transactions.

    Getty Communications amortizes goodwill and other intangibles acquired and depreciates the cost of the investment in image duplicates ("dupes"), digital files, the archival picture collection, computer systems and other fixed assets over their expected useful lives. The Merger with PhotoDisc and the acquisition of Allsport will generate a significant amount of goodwill that will be amortized over future periods. See "Item 1. Business--H. Business Risk Factors--Risk related to Goodwill Recognition".

    Throughout 1997, the Company saw a progressive slowing down in the rate of growth of the core analog business of Tony Stone Images. The Company expects this trend to continue into 1998 as more customers move towards digital search, selection and fulfillment of images, particularly in the developed markets of the United States and the United Kingdom. In recognition of this, Getty Communications made significant investment throughout 1997 in digitization, and in 1998 it is anticipated that the Dupe Master Collection will be available for search, selection and fulfillment by customers at high resolution on the web. The Merger with PhotoDisc also represents a further significant development in Getty Communications' digital strategy, and Getty Images is increasing related capital expenditures in 1998. In order to increase the sales potential of the combined business and to achieve synergies with PhotoDisc, Getty Communications expects to incur certain one-time charges, including those, for example, in respect of office consolidation and reorganization.

    As a result of Getty Communications' various acquisitions and their consequential financial and accounting effects on net income, Getty Communications believes that EBITDA provides investors and analysts with an appropriate measure to explain the operating performance of Getty
Communications. Getty Communications defines EBITDA as earnings before interest, taxes, exchange gains/(losses), depreciation, legal settlement costs and amortization.

BASIS OF PRESENTATION

    Management's discussion and analysis of the 1995 results refers to the combination of the audited consolidated results of Tony Stone Images for the pre-acquisition period January 1, 1995 through March 13, 1995 and the audited consolidated results of Getty Communications from the date of acquisition of Tony Stone Images on March 14, 1995 through December 31, 1995. The 1996 discussion and analysis refers to the audited consolidated results of Getty Communications for the year ended December 31, 1996 and includes the post-acquisition results of Hulton Getty, Fabulous Footage and the World View group of companies. Management's discussion and analysis of the results for 1997 refers to the audited consolidated results for the year ended December 31, 1997 and includes the post-acquisition results of Gamma Liaison and Energy Film Library.

    The presentation of the combined results of Tony Stone Images and Getty Communications for 1995 and Getty Communications for 1996 and 1997 is considered by management to provide the most meaningful basis for the following discussion and analysis, as the Company had no operations prior to the acquisition of Getty Communications. The only change in basis of the net assets of Tony Stone Images resulting from the acquisition was the creation of goodwill and other intangibles. Due to the nature of this combination, the presentation of combined results for the two periods in 1995 does not conform with U.S. GAAP.

    Getty Communications had previously adopted pounds sterling as its reporting currency. Getty Images has adopted U.S. dollars as its reporting currency. To facilitate comparison of the future results of Getty Images with the historical results of Getty Communications, the historical results of Getty Communications have been translated into U.S. dollars using the exchange rates set out below and as explained in Note 2 to the consolidated financial statements of Getty Communications included in Item 14.

EXCHANGE RATES

    The table below sets forth, for the periods and dates indicated, certain information concerning the Noon Buying Rates for pounds sterling expressed in U.S. dollars per pound sterling.

    PERIOD AVERAGE RATES:

                       JANUARY 1            MARCH 14          YEAR ENDED DECEMBER
  YEAR ENDED            THROUGH             THROUGH                   31,
 DECEMBER 31,          MARCH 13,          DECEMBER 31,        --------------------
     1994                 1995                1995             1996          1997
--------------        ------------        ------------        ------        ------
    1.5319               1.5801             1.57801           1.5606        1.6389

    PERIOD END RATES:

      AT                  AT                     AT DECEMBER 31,
 DECEMBER 31,         MARCH 13,         ----------------------------------
     1994                1995            1995          1996          1997
--------------        ----------        ------        ------        ------
        1.5645          1.5914          1.5526        1.7113        1.6430

RESULTS OF OPERATIONS

    THREE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

    The following table sets forth selected statement of operations and operating data of the Company and such data as a percentage of sales for each of the three years ended December 31, 1997.

    STATEMENT OF OPERATIONS DATA

                                                                               YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                        PERCENT             PERCENT             PERCENT
                                                                          OF                  OF                  OF
                                                                         SALES               SALES               SALES
                                                              1995(1)      %        1996       %        1997       %
                                                              --------  -------   --------  -------   --------  -------
                                                              (IN THOUSANDS, EXCEPT NET INCOME PER ADS AND PERCENTAGES)
Sales.......................................................  $ 63,021    100     $ 85,014    100     $100,797    100
Gross profit................................................    38,307     61       52,858     62       63,283     63
Operating income............................................     4,667      7        7,967      9        7,880      8
Net income..................................................     1,271      2        2,728      3         4022      4
                                                              --------  -------   --------  -------   --------  -------
                                                              --------  -------   --------  -------   --------  -------
Net Income per ADS..........................................  $   0.11            $   0.20            $   0.21
OPERATING DATA:
EBITDA(2)...................................................    10,652     17       15,608     18       19,347     19
                                                              --------  -------   --------  -------   --------  -------
                                                              --------  -------   --------  -------   --------  -------
Net cash provided by/(used in):
  Operating activities......................................     6,957              13,502              13,174
  Investing activities......................................   (24,689)            (25,528)            (35,447)
  Financing activities......................................    19,030              66,311              (3,052)
  Translation differences...................................       (18)              2,755              (4,380)
                                                              --------            --------            --------
                                                              --------            --------            --------
Net (decrease)/increase in cash and cash equivalents........     1,280              57,040             (29,705)
                                                              --------            --------            --------
                                                              --------            --------            --------

------------------------------

(1) Reflects the combination of the audited results of Tony Stone Images, the Company's predecessor, for the period from January 1 through March 13, 1995, with the audited results of Getty Communications for the period from March 14 through December 31, 1995.

(2) EBITDA should not be considered a substitute for net income as a measure of the Company's operating results or for cash flows as a measure of liquidity.

    SALES

    The Company's sales (including the Company's share of sales by agents) for 1995, 1996 and 1997 were $63.0 million, $85.0 million and $100.8 million, respectively, representing increases of 35 percent in 1996 and 19 percent in 1997 over the respective previous year. Movements in currencies during 1997 adversely effected the sales reported in U.S. dollars of non-U.S. operations. Had the equivalent 1996 exchange rate been applied, 1997 sales would have been $104.6 million in 1997, 23% higher than 1996.

    This increase arose from continued growth in the core business which, in management's opinion, is attributed to continuing increases in the breadth of Getty Communications' imagery and improvement in the distribution network. The increase was also attributable in part to $11.1 million in sales from the acquisitions in 1997.

    VOLUME. The number of images and clips licensed in 1995, 1996 and 1997 was approximately 105,000, 143,000 and 192,000, respectively. This represents growth of 36 percent in 1996 and 34 percent in 1997 over the respective previous year.

    The main source of the industry's growth in the three years has been a continuing increase in demand for imagery from both traditional markets and new markets such as multimedia uses, combined with an increasing share of the market being fulfilled through stock imagery.

    In 1997, sales of images from the Tony Stone Images' Dupe Master Collection accounted for approximately 80 percent of the Company's sales. This contemporary collection grew in number by approximately 19 percent in 1996 and 20 percent in 1997. Management intends to continue expanding the collection.

    The Company published two Tony Stone Images' catalogs, one general and one specialist, in 1996 and three Tony Stone Images' catalogs, one general and two specialist, in 1997. The specialist PORTRAITS catalog, which included images from the Liaison Stock Library, was a successful example of the opportunities of leveraging the expertise of Tony Stone Images in image selection and catalog design with recently acquired image libraries. In addition a specialist catalog dedicated to Hulton Getty was launched in March 1997. In the second half of 1997, the Company published two CDs--"BUSINESS AND INDUSTRY" AND "INSTANTS". The latter CD included 8,500 images in digital format from the Tony Stone Images and Hulton Getty collections. The footage business issues sample tapes demonstrating the quality and relevance of its library.

    PRICING. Sales generally comprise a large number of relatively small transactions in the range of $150 to $750. The image and clip licensing price is determined primarily by the customer's intended use and the nature of the product, and varies significantly across geographic markets and customer groups. For example, prices tend to be higher in the advertising and design markets than in the publishing market, higher for footage and contemporary images than for archival images and higher in North America and continental Europe than in the United Kingdom. The average price of contemporary images grew marginally in 1996, but in 1997 decreased marginally on a currency neutral basis.

    CURRENCY. In 1997, 50 percent of Getty Communications' sales were generated in currencies other than U.S. dollars. Getty Communications' results of operations are affected by fluctuations in exchange rates between the U.S. dollar, in which a large minority of Getty Communications' sales and expenses are recorded, and the other currencies in which a majority of its sales and costs are recorded, particularly the pound sterling, the German mark and the French franc. In general, appreciation of the U.S. dollar, relative to another currency, has an adverse impact on Getty Communications' sales and profits while depreciation of the U.S. dollar has a positive effect. Movement in currencies during 1997 adversely effected the sales reported in U.S. dollars of non-U.S. operations but did not materially affect sales in 1995 or 1996. See "Item 1. Business--H. Business Risk Factors--Impact of Changes in Foreign Exchange Rates".

    SALES BY AGENTS. Agents remit to the Company 60 percent of the gross sales they derive from licensing the Company's images. The Company's share of sales by agents was $7.2 million, $8.6 million and $9.0 million in 1995, 1996 and 1997, respectively, representing growth of 19 percent in 1996 and 5 percent in 1997 over the respective previous year. The growth in 1996 was primarily as a result of the continuing growth of the market, especially in Europe, whilst in 1997 sales changed as a result of the acquisition of the Company's agents in Benelux and Scandinavia in November 1996, and the Energy Film Library and Gamma Liaison acquisitions in 1997.

    COST OF SALES

    The Company's cost of sales was $24.7 million, $32.2 million and $37.5 million in 1995, 1996 and 1997, respectively, with approximately 98 percent of this cost comprising amounts payable to contributing photographers and cinematographers. Other costs of sales include local image delivery and reframing costs.

    As a percentage of sales, contributing photographer and cinematographer payments were 38.2 percent in 1995, 37.1 percent in 1996 and 37.2 percent in 1997. The decrease in 1996 costs, as a percentage of sales, is attributable to the sales of archival images from Hulton Getty which, for the most part, do not give rise to any payments to contributors. The margin is expected to continue to improve as proportionately more archival images are sold, particularly following the launch of the Hulton Getty catalog. The acquisition of Gamma Liaison in March 1997 increased the commissions as a percentage of sales since contributors normally received 50 percent of their total sales, although this was offset by Energy Film Library where there is a high proportion of footage owned by the Company.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $27.7 million, $37.2 million and $43.9 million in 1995, 1996 and 1997, respectively, representing
43.9 percent, 43.8 percent and 43.6 percent of sales in each respective year. Key factors contributing to the increase in selling, general and administrative expenses were the inclusion of costs associated with the operations of Hulton Getty, Fabulous Footage, Gamma Liaison and Energy Film Library in the Company's results and with the hiring of additional employees as a result of sales growth over the period.

    The slight decrease in selling, general and administrative expenses as a percentage of sales was primarily attributable to operating efficiencies and economies of scale achieved at Tony Stone Images and the merger of Hulton Getty into Tony Stone Images, offset by higher operating costs attributable to Gamma Liaison and Energy Film Library. At Tony Stone Images (including Hulton Getty), selling, general and administrative expenses as a percentage of sales were 43.9 percent, 43.3 percent and 42.6 percent in 1995, 1996 and 1997, respectively.

    SALARIES AND RELATED STAFF COSTS

    Salaries and related staff costs totaled $15.3 million, $20.7 million and $26.4 million in 1995, 1996 and 1997, respectively, representing 24.3 percent,
24.3 percent and 26.2 percent of sales in each respective year. Salaries and related staff costs, which comprise salaries, bonuses, employment taxes and benefits, are primarily a function of the average number of full-time equivalent employees involved in selling, general and administrative activities, which was 376, 504 and 575 in 1995, 1996 and 1997, respectively. Salaries and related staff costs have increased as a result of acquisitions and growth in the volume of sales.

    Since image research, selection and delivery are currently primarily conducted manually, increased sales volumes require increased staffing. Management expects that systems' enhancements and digitization will have an important impact on the Company's required staffing levels in the future. During 1997, the digitized Dupe Master Collection, together with a keyword-based search and retrieval system, was installed in the Company's main North American and United Kingdom sales outlets. This allows customer requests to be researched by computer, reducing research time and cost. As customers demand more electronic delivery, the replacement of dupes with digitized images is expected to continue to reduce the Company's reliance on sales-related employees and hence reduce their cost as a percentage of sales.

    Selling, general and administrative costs also include premises and utility costs, marketing, catalog costs and other costs. These have also increased as a result of acquisitions and growth of Getty Communications. Marketing and catalog costs accounted for 10 percent of selling, general and administrative costs in both 1996 and 1997 and comprised direct mail, advertising, promotions, trade shows, exhibitions and catalogs. Catalogs are Getty Communications' principal shop window, costs for which are expensed over their useful lives, giving rise to charges, net of photographer commissions of $1.5 million, $1.3 million and $1.5 million in 1995, 1996 and 1997, respectively.

    AMORTIZATION OF INTANGIBLES

    Amortization of intangibles amounted to $2.4 million, $2.2 million and $3.3 million in 1995, 1996 and 1997, respectively. Amortization of intangibles includes amortization of goodwill and other intangibles that arose from acquisitions in 1994 and the acquisition of Tony Stone Images in March 1995, Fabulous Footage in April 1996, the World View group of companies in November 1996, Gamma Liaison in March 1997 and Energy Film Library in July 1997. The merger with PhotoDisc and the acquisition of Allsport will result in a substantial increase in intangible assets, and consequently a higher quarterly amortization charge. See "Item 1. Business--H. Business Risk Factors--Risks Related to Goodwill Recognition". A detailed allocation of the acquisition purchase price to the seperable net assets of PhotoDisc and Allsport is to be undertaken shortly.

    DEPRECIATION

    Depreciation amounted to $3.6 million, $5.5 million and $8.2 million, respectively, for 1995, 1996 and 1997, of which depreciation of dupes amounted to $2.2 million, $3.3 million and $3.8 million in each respective year. The increase in depreciation of dupes is a result of higher image production and duplication than in previous years. Tony Stone Images produced a total of 2.3 million, 1.8 million and 1.9 million dupes in total in 1995, 1996 and 1997, respectively, at an average cost per dupe of $2.0, $2.1 and $2.2 in each respective year. In 1997, the Company also invested significant capital expenditure in the development of its digital strategy. The increase in the depreciation of other fixed assets has arisen from the expansion of the business, the implementation of new computer systems over the three-year period and the inclusion of depreciation on the Hulton Getty archival picture collection. The merger with PhotoDisc will provide the opportunity to accelerate Getty Communications' digital strategy but will require additional substantial expenditure in 1998. This will result in an increase in depreciation in 1998 and future years.

    NET INTEREST INCOME/EXPENSE

    Net interest expense was $1.5 million and $2.0 million in 1995 and 1996, respectively. In 1997, net interest income was $1.2 million. Net interest expense increased substantially in 1995 due to $1.0 million of interest arising on the financing of the acquisition of Tony Stone Images by Getty Communications for which loan notes of $12.7 million were issued, and a term loan of $7.6 million was utilized.

    Net interest expense in 1996 was affected by:

    - the assumption of $19.2 million of debt, comprising a term loan of $9.5 million, a bridge loan of $7.6 million and $2.1 million of revolving credit facilities, on the acquisition of Hulton Getty in April 1996;

    - the raising of $29.3 million (net of costs) from the initial public offering in July 1995, of which $21.8 million was used to repay the $7.6 million bridge loan, loan notes of $12.7 million and $1.5 million of overdraft facilities; and

    - the raising of $44.3 million from the placement of shares to Carlton and Getty Investments in December 1996.

    Net interest received in 1997 was due to the investment income received from the cash balances that resulted from the share placements in December 1996. This cash was reduced during 1997 following the Gamma Liaison and Energy Film Library acquisitions.

    In order to limit the impact of movements in interest rates on borrowings, the Company has entered into interest rate swap agreements with third parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed principal amount. The effect of interest rate swaps on the Company's results for 1995, 1996 and 1997 was to increase net interest expense by $66,000, $131,000 and $102,000, respectively. See Note 14 to the consolidated financial statements of Getty Communications included in Item 14.

    The merger with PhotoDisc and the acquisition of Allsport have resulted in an additional $33 million of interest bearing debt which will result in higher interest charges. See "Item 1. Business--H. Business Risk Factors--Increased Levels of Indebtedness".

    NET EXCHANGE GAINS/(LOSSES)

    Getty Communications' results of operations are affected by exchange rate fluctuations to the extent that it or a subsidiary has receivables or payables that are denominated in a currency other than the local currency, as the exchange gains or losses arising on the translation of these balances into sterling or on the settlement of these transactions are recognized in the income statement of the relevant company.

    The Company's policy is to hedge a substantial majority of its contracted net receivables and payables using a combination of forward exchange contracts and foreign currency term loans. Exchange gains and (losses) were $(89,000), $(306,000) and $(198,000) in 1995, 1996 and 1997, respectively. See Note 14 to the consolidated financial statements of Getty Communications included in Item
14.

    INCOME TAXES

    The Company's effective tax rate was 61.4 percent, 52.2 percent and 49.1 percent in 1995, 1996 and 1997, respectively. The Company's effective tax rate was higher than the statutory tax rate in its primary geographic markets in 1995, 1996 and 1997 due to the high levels of non-deductible amortization of intangibles in those years.

    Excluding the effect of amortization of intangibles, the Company would have had effective tax rates of 35.6 percent, 37.9 percent and 34.7 percent in 1995, 1996 and 1997, respectively. The changes in the effective rate of tax, excluding the impact of the amortization of intangibles, are due to variations in profit mix and tax rates in the countries which Getty Communications operates.

    NET INCOME

    The Company's net income was $1.3 million, $2.7 million and $4.0 million in 1995, 1996 and 1997, respectively. Net income for 1997 included a $1 million pre-tax charge as settlement for the litigation with Digital Stock. If this item is excluded, net income would have been $5.0 million for 1997, 84 percent higher than for 1996. This was a result of a 24 percent increase in EBITDA, plus interest earned of $1.2 million compared to an interest charge of $2.0 million for 1996.

    The growth in EBITDA was offset by the higher depreciation charge, reflecting the Company's continued investment in fixed assets, armortization of goodwill, exchange losses and tax charges.

    EBITDA

    EBITDA was $10.7 million, $15.6 million and $19.3 million in 1995, 1996 and 1997, respectively, representing increases of 46.5 percent in 1996 and 24.0 percent in 1997 over the respective previous year. As a percentage of sales, EBITDA represented 16.9 percent, 18.4 percent and 19.2 percent in 1995, 1996 and 1997, respectively. EBITDA in 1997 was significantly impacted by the effects of currency movements for those offices that do not report in pounds sterling. If the equivalent 1996 currency exchange rates had applied in 1997, EBITDA would have been $21.2 million, 36 percent higher than 1996, rather than the 24 percent increase reported. Currency movements had no material impact in 1995 or 1996.

    "EBITDA" is defined as earnings before net interest, taxes, exchange gains/(losses), depreciation, legal settlement costs and amortization. Thus, EBITDA with respect to the Company comprises sales less cost of sales and selling, general and administrative expenses. The Company believes that EBITDA provides a measure of operating income unaffected by the financing of the business and the accounting effects of acquisitions and assists in explaining trends in the operating performance of the Company. EBITDA should not be considered as an alternative to operating income as an indicator of the Company's operating performance or to cash flows as a measure of the Company's liquidity.

    YEAR 2000

    The Company has recently undertaken a year 2000 audit of its systems and is developing a program to implement any necessary system upgrades. The major business system within Tony Stone Images is currently being redeveloped and will be implemented prior to the year 2000. It is not anticipated that significant modifications will be required on other systems.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    FAS 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. This statement requires that (a) items of other comprehensive income are classified by their nature in a financial statement and (b) the accumulated balance of other comprehensive income is displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

    The Company currently provides segmental information in accordance with FAS
14. This accounting standard has been superseded by FAS 131, which is effective for financial statements for periods beginning after December 15, 1997. FAS 131 requires that segmental information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating the impact of FAS 131 on segmented information to be disclosed.

    FAS 132 "Employer's Disclosures About Pensions and Other Post-Retirement Benefits" was issued in February 1998, and is effective for financial statements for periods beginning after December 15, 1997. This statement does not address recognition or measurement issues, but improves and standardizes the disclosure requirements in respect of pensions and other post-retirement benefits.

    Upon adoption of FAS 130, FAS 131 and FAS 132 comparative financial statements will be restated to comply with the relevant provisions.

    SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued in March 1998 and is effective for financial statements for periods beginning after December 15, 1998. This statement identifies the characteristics of internal-use software and provides guidance on when costs incurred for internal-use computer software are and are not capitalized. Costs incurred prior to initial application will not be retrospectively adjusted to comply with the provision of this SOP.

    The Company is evaluating the impact of SOP 98-1.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $7.0 million, $13.5 million and $13.1 million in 1995, 1996 and 1997, respectively. Increased operating cash flow in 1996 and 1997 was primarily due to higher EBITDA in those years, offset by changes in working capital.

    The Company made investments in fixed assets of $7.3 million, $7.2 million and $14.8 million in 1995, 1996 and 1997, respectively, of which $4.6 million, $3.9 million and $4.2 million related to investment in dupes. The Company expects to make investments in fixed assets of approximately $26 million in 1998, of which $2.3 million relates to investment in dupes and $11.0 million is the investment in the digitization of the Company's images and the associated distribution systems.

    A number of significant investment and financing activities took place in 1996 and 1997:

    - In April 1996, Getty Communications purchased Hulton Getty for a cost of $13.1 million and assumed $6.1 million of that company's debt. This was financed by a $9.5 million loan, $7.6 million of bridge finance and a $2.1 million increase in the group's overdraft facility.

    - In July 1996, Getty Communications completed an initial public offering and raised $29.3 million, $21.8 million of which was applied against the above debt.

    - In December 1996, Getty Communications completed a placement of shares to Carlton and Getty Investments, which raised $44.3 million.

    - In March 1997, Getty Communications purchased Gamma Liaison for a cost of $9.4 million. The consideration for this was made up of $2.4 million 'A' ordinary shares, with the balance coming from the Company's cash resources.

    - In July 1997, Getty Communications acquired Energy Film Library for a cost of $17.5 million, of which $4.0 million was through the issue of 'A' ordinary shares and the balance from the Company's cash resources.

    An element of the Company's strategy is to seek to make acquisitions of visual content businesses and collections. The Company will consider acquisition opportunities in the light of the availability of financing, in addition to other factors. Acquisition financing could include cash provided by operations, public or private debt financing or equity financing.

    On December 31, 1997, Getty Communications had cash balances of $29.2 million and un- utilized revolving credit facilities of L3.8 in the United Kingdom, $1.0 million in the United States, and French franc 2.5 million in France.

    In connection with the acquisitions of PhotoDisc and Allsport in February 1998, Getty Images entered into a refinancing agreement with its principal banker. Under the terms of this Agreement, existing long-term debt was repaid and new facilities were provided. See Note 1 and Note 8 to the consolidated financial statements of Getty Communications included in Item 14.

              ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a)

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

                        ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

                                    PART IV
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (A) DOCUMENTS FILED AS PART OF THIS REPORT

       (1) Financial Statements for Getty Communications plc and Tony Stone Associates Limited (predecessor)

Reference is made to the listing on pg. 33 of all financial statements filed as part of this report.

       (2) Financial Statement Schedules

Reference is made to the listing on pg. 33 of all financial statements filed as part of this report.

    (B) REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended December 31, 1997. On February 13, 1998, the Company filed a Current Report on Form 8-K reporting certain transactions, including the announcement of Getty Communications' 1997 financial results, the additional subscription of Getty Images Common Stock by Getty Investments L.L.C., the execution of a definitive agreement to acquire Allsport and the closing of the Merger and Scheme of Arrangement. Additionally, on February 24, 1998, the Company filed a Current Report on Form 8-K reporting the closing of the Scheme of Arrangement, the Merger and the acquisition of Allsport.

    (C) EXHIBITS

Reference is made to the Index to Exhibits beginning on page 61 for a list of all exhibits filed as part of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GETTY IMAGES, INC.

                                By:  /s/ MARK GETTY
                                     -----------------------------------------
                                     Name: Mark Getty
                                     Title:  Co-Chairman

March 31, 1998

    We, the undersigned directors and executive officer of the Registrant, hereby severally constitute Jonathan Klein, Lawrence Gould and Heather Redman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 1998.

          SIGNATURE                  TITLE (CAPACITY)
------------------------------  --------------------------

        /s/ MARK GETTY
------------------------------  Co-Chairman and Director
          Mark Getty

      /s/ MARK TORRANCE
------------------------------  Co-Chairman and Director
        Mark Torrance

      /s/ JONATHAN KLEIN        Chief Executive Officer
------------------------------    and Director (Principal
        Jonathan Klein            Executive Officer)

                                Treasurer (Principal
      /s/ LAWRENCE GOULD          Financial Officer and
------------------------------    Principal Accounting
        Lawrence Gould            Officer)

       /s/ ANDREW GARB
------------------------------  Director
         Andrew Garb

      /s/ ANTHONY STONE
------------------------------  Director
        Anthony Stone

       /s/ JAMES BAILEY
------------------------------  Director
         James Bailey

     /s/ MANNY FERNANDEZ
------------------------------  Director
       Manny Fernandez

   /s/ CHRISTOPHER SPORBORG
------------------------------  Director
     Christopher Sporborg

                    GETTY COMMUNICATIONS PLC AND TONY STONE
                        ASSOCIATES LIMITED (PREDECESSOR)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.........................................   34

Consolidated Statement of Operations for the period January 1 through
  March 13, 1995, the period March 14, 1995 through December 31, 1995 and
  the two years ended December 31, 1996 and 1997..........................   35

Consolidated Balance Sheets at December 31, 1996 and December 31, 1997....   36

Consolidated Statements of Cash Flows for the period January 1 through
  March 13, 1995, the period March 14, 1995 through December 31, 1995 and
  the two years ended December 31, 1996 and 1997..........................   37

Notes to Consolidated Financial Statements................................   38

FINANCIAL STATEMENT SCHEDULES (ITEM 14(A)(2))

    All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

    In this annual report historic numbers are shown for Getty Communications plc or Tony Stone Associates Limited, the predecessor companies of Getty Images, Inc. References to "pounds", "sterling, "L", "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars" or "$" are to the lawful currency of the United States. Historically, Getty Communications plc has published its consolidated financial statements in pounds. Certain historical consolidated information of Getty Communications plc has been translated into U.S. dollars as described in "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation--Overview".

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Getty Communications plc:

    We have audited the consolidated financial statements of Getty Communications plc and subsidiaries (the "Company") and the consolidated financial statements of its predecessor, Tony Stone Associates Limited and subsidiaries, as set out on pages 35 to 60. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United Kingdom which are substantially the same as auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and at December 31, 1997 and the results of their consolidated operations and cash flows for the period March 14, 1995 through December 31, 1995, for each of the two years in the period ended December 31, 1997 and the results of the consolidated operations and cash flows of Tony Stone Associates Limited and subsidiaries for the period January 1, 1995 through March 13, 1995 in conformity with generally accepted accounting principles in the United States.

Coopers & Lybrand
Chartered Accountants
London
England
March 30, 1998

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                TONY STONE
                                                                ASSOCIATES
                                                                 LIMITED                GETTY COMMUNICATIONS PLC
                                                               CONSOLIDATED                   CONSOLIDATED
                                                              --------------   ------------------------------------------
                                                                                MARCH 14,
                                                                JANUARY 1,       THROUGH       YEAR ENDED     YEAR ENDED
                                                              THROUGH MARCH    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                 13, 1995          1995           1996           1997
                                                              --------------   ------------   ------------   ------------
                                                              (IN THOUSANDS)                 (IN THOUSANDS)
Sales.......................................................      $9,498         $53,523        $85,014        $100,797
Cost of sales...............................................       3,618          21,096         32,156          37,514
                                                                 -------       ------------   ------------   ------------
Gross profit................................................       5,880          32,427         52,858          63,283
                                                                 -------       ------------   ------------   ------------
Selling, general and administrative expenses................       4,918          22,737         37,250          43,936
Amortization of intangibles.................................         390           1,990          2,155           3,253
Depreciation................................................         588           3,017          5,486           8,214
                                                                 -------       ------------   ------------   ------------
                                                                   5,896          27,744         44,891          55,403
                                                                 -------       ------------   ------------   ------------
Operating (loss)/income.....................................         (16)          4,683          7,967           7,880
Net interest income/(expense)...............................         (62)         (1,406)        (1,951)          1,187
Exchange gains/(losses).....................................         119             (30)          (306)           (198)
Legal settlement............................................      --              --             --                (974)
                                                                 -------       ------------   ------------   ------------
Income before income taxes..................................          41           3,247          5,710           7,895
Income taxes................................................        (144)         (1,873)        (2,982)         (3,873)
                                                                 -------       ------------   ------------   ------------
Net (loss)/income...........................................      $ (103)        $ 1,374        $ 2,728        $  4,022
                                                                 -------       ------------   ------------   ------------
                                                                 -------       ------------   ------------   ------------
Basic earnings per share....................................                        0.06           0.10            0.11
Basic earnings per ADS......................................                        0.12           0.20            0.21
Diluted earnings per share..................................                        0.06           0.10            0.10
Diluted earnings per ADS....................................                        0.12           0.20            0.21

      The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these Statements.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1996           1997
                                                      ------------   ------------
                                                            (IN THOUSANDS)
                                     ASSETS
Current assets
  Cash and cash equivalents.........................    $ 58,939       $ 29,234
  Accounts receivable...............................      20,637         23,431
  Prepaid expenses and other assets.................       3,737          7,839
                                                      ------------   ------------
Total current assets................................      83,313         60,504
Fixed assets, net...................................      33,699         39,853
Intangible assets (net of accumulated amortization
  of $6.3 million and $9.4 million).................      41,391         66,870
Deferred assets.....................................       5,101          4,411
                                                      ------------   ------------
TOTAL ASSETS........................................    $163,504       $171,638
                                                      ------------   ------------
                                                      ------------   ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..................................      18,325         21,461
  Accrued expenses..................................       8,948         10,305
  Income taxes payable..............................       1,889          3,580
  Current portion of long-term debt.................       2,909          2,096
                                                      ------------   ------------
Total current liabilities...........................      32,071         37,442
Long-term debt......................................      17,910         14,657
                                                      ------------   ------------
Total liabilities...................................      49,981         52,099
                                                      ------------   ------------
Shareholders' equity
  Common stock......................................         593            608
    Class 'A' shares: par value L0.01 per share;
      issued 23,943,000 shares in 1996 and
      24,872,608 shares in 1997; Class 'B' shares:
      par value L0.01 per share; issued 13,444,618
      shares at December 31, 1996 and at December
      31, 1997
  Additional paid-in capital........................     101,464        108,049
  Retained earnings.................................       4,102          8,124
  Cumulative translation adjustments................       7,364          2,758
                                                      ------------   ------------
Total shareholders' equity..........................     113,523        119,539
                                                      ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........    $163,504       $171,638
                                                      ------------   ------------
                                                      ------------   ------------

      The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these Statements.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                TONY STONE
                                                                ASSOCIATES
                                                                 LIMITED                 GETTY COMMUNICATIONS PLC
                                                               CONSOLIDATED                    CONSOLIDATED
                                                              --------------   --------------------------------------------
                                                                                  MARCH 14
                                                                JANUARY 1         THROUGH        YEAR ENDED     YEAR ENDED
                                                              THROUGH MARCH     DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                 13, 1995           1995            1996           1997
                                                              --------------   --------------   ------------   ------------
                                                              (IN THOUSANDS)                  (IN THOUSANDS)
Cash flows from operating activities
  Net (loss)/income.........................................     $  (103)         $  1,374        $  2,728       $  4,022
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................         978             5,007           7,641         11,467
    Bad debt expense........................................          78               297             510            536
    Other items.............................................         145           --                   87            113
  Change in assets and liabilities, net of effects of
    business acquisitions:
    Accounts receivable.....................................         491            (6,339)         (1,275)        (2,385)
    Accounts payable........................................        (491)            4,932           1,483            919
    Accrued expenses........................................        (433)            1,463             463          2,257
    Other assets............................................        (156)             (286)          1,865         (3,755)
                                                              --------------   --------------   ------------   ------------
Net cash provided by operating activities...................         509             6,448          13,502         13,174
                                                              --------------   --------------   ------------   ------------
Cash flows from investing activities
  Business acquisitions, net of cash acquired...............      --               (17,369)        (18,402)       (20,546)
  Purchase of fixed assets..................................      (1,106)           (6,230)         (7,154)       (14,901)
  Proceeds from sale of fixed assets........................      --                    16              28         --
                                                              --------------   --------------   ------------   ------------
Net cash used in investing activities.......................      (1,106)          (23,583)        (25,528)       (35,447)
                                                              --------------   --------------   ------------   ------------
Cash flow from financing activities
  Proceeds of debt..........................................      --                 9,354          17,084         --
  Payments on principal balance of debt.....................         (99)           (4,166)        (26,582)        (3,052)
  Capital contribution......................................      --                   352             124         --
  Proceeds from issuance of ordinary shares.................          61            19,600          75,685         --
  Dividends paid to shareholders of Tony Stone Associates
    Limited.................................................      --                (6,072)         --             --
                                                              --------------   --------------   ------------   ------------
Net cash (used in)/provided by financing activities.........         (38)           19,068          66,311         (3,052)
                                                              --------------   --------------   ------------   ------------
Exchange rate differences arising from translation of
  foreign currency balances.................................          16               (34)          2,755         (4,380)
Net (decrease)/increase in cash and cash equivalents........        (619)            1,899          57,040        (29,705)
Cash and cash equivalents:
  --beginning of period.....................................       1,208           --                1,899         58,939
                                                              --------------   --------------   ------------   ------------
  --end of period...........................................     $   589          $  1,899        $ 58,939       $ 29,234
                                                              --------------   --------------   ------------   ------------
                                                              --------------   --------------   ------------   ------------

      The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these Statements.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. POST BALANCE SHEET EVENTS

    GETTY IMAGES, INC.

    On February 9, 1998, the entire issued share capital of Getty Communications plc ("Getty") was acquired via a Scheme of Arrangement by Getty Images, Inc. ("Getty Images"), a company registered in Delaware and whose principal executive offices are located in Seattle, Washington and London, England. Under the Scheme of Arrangement, each issued Getty Class B Ordinary Share was converted into one Getty Class A Ordinary Share and each holder of Getty Ordinary Shares was issued one share of Getty Images Common Stock for every two Getty Ordinary Shares held. On March 10, 1998, Getty Communications plc deregistered as a public limited company and became a private limited company.

    The Scheme of Arrangement is accounted for as a transaction between entities under common control, therefore purchase accounting has not been applied.

    The consolidated financial statements presented are those of Getty Communications plc and subsidiaries, and its predecessor, Tony Stone Associates Limited and subsidiaries. Both of these companies are resident in the U.K. and consequently the financial statements have been prepared on the basis of a U.K. resident company.

    PHOTODISC, INC.

    On February 9, 1998, a wholly owned U.S. subsidiary of Getty Images merged with PhotoDisc, Inc., a Washington corporation. The purchase consideration was approximately $244 million including expenses, which included, the issue of 8,083,831 shares of Getty Images Common Stock, at a total market value of $172 million.

    ALLSPORT PHOTOGRAPHIC PLC

    On February 10, 1998, Getty Images purchased the entire issued share capital of Allsport Photographic plc, a company registered in the U.K. The purchase consideration was approximately $50 million, including expenses, which included the issue of 1,137,916 shares of Getty Images Common Stock at a total market value of $24 million.

    REFINANCING

    To facilitate the acquisitions of PhotoDisc, Inc. and Allsport Photographic Plc, on February 10, 1998, Getty Images entered into a refinancing agreement with its principal banker, Midland Bank plc. Under the terms of this agreement, the existing long-term debt was repaid and the following new facilities were provided:

     (i) $24 million term loan facility and L16 million ($26 million) multi-currency loan facility repayable in tranches from September 30, 1999 to March 31, 2001.

    (ii) L6.7 million ($11.9 million) revolving credit facility.

    STOCK OPTIONS

    Under the Scheme of Arrangement, the existing stock options granted in Getty Communications plc were vested immediately, with the right to exercise the options for a period of three months from

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. POST BALANCE SHEET EVENTS (CONTINUED)
February 17, 1998. As an alternative to exercising options, option holders may exchange their existing options over Getty Communications Class "A" Ordinary Shares for new options over Getty Images Common Stock.

    On February 9, 1998, Getty Images granted 3,093,250 options to acquire Getty Images Common Stock at $20.91 per share. These options are exercisable within one to ten years.

    CARLTON COMMUNICATIONS BV

    On March 31, 1998 Carlton Communications BV ("Carlton") confirmed the sale of all of the shares of Getty Images Common Stock held by Carlton. Such sale is scheduled to be completed on April 3, 1998.

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    ACTIVITIES

    The principal business of Getty Communications plc and its subsidiaries is the marketing of reproduction rights to still and moving images. These rights are marketed in many countries throughout the world.

    BASIS OF PRESENTATION

    The consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, present the consolidated financial statements of Getty Communications plc and subsidiaries (the "Company") and the consolidated financial statements of its predecessor, Tony Stone Associates Limited and subsidiaries ("Tony Stone Images"). Amounts, unless otherwise indicated, have been rounded to the nearest thousand. The Company was formed on January 4, 1995; however, the Company did not commence operations until it acquired Tony Stone Images on March 14, 1995. The Company's consolidated financial statements include Getty Communications plc and its subsidiaries, all of which are 100 percent owned. Companies acquired during a period are consolidated from the date of acquisition. All material intercompany amounts and transactions have been eliminated in the consolidated financial statements.

    REPORTING CURRENCY

    The financial statements of the Company and Tony Stone Images have previously been reported in sterling. Due to the acquisition of the Company by Getty Images, Inc., as described in Note 1, the reporting currency has been changed to U.S. dollars. The figures shown in these financial statements have been changed from sterling to U.S. dollars using the period average rates and/or period end rates as applicable shown below.

PERIOD AVERAGE RATES:

          JANUARY 1           MARCH 14            YEAR ENDED DECEMBER
           THROUGH            THROUGH                     31,
          MARCH 13,         DECEMBER 31,         ---------------------
            1995                1995              1996          1997
          ---------         ------------         ------        -------
           1.5801             1.57801            1.5606         1.6389

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)
PERIOD END RATES:

             AT                          AT DECEMBER 31,
          MARCH 13,         ------------------------------------------
            1995                1995              1996          1997
          ---------         ------------         ------        -------
           1.5914              1.5526            1.7113         1.6430

    TRANSLATION OF FOREIGN SUBSIDIARY FINANCIAL STATEMENTS

    The Company and Tony Stone Images record all transactions in the currency of the respective primary economic environments in which they operate.

    The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at exchange rates as of the balance sheet date, and income and expense items are translated at the average of the rates prevailing during the period. Gains or losses from translating foreign currency financial statements are accumulated as a separate component of shareholders' equity.

    ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Accounting estimates have been employed in these financial statements to determine reported amounts, including realizability of receivables and other assets, useful lives of assets, income taxes and the fair value of financial instruments. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company and Tony Stone Images consider cash and demand bank deposits to be cash. Cash equivalents consist of all deposits with an original maturity of three months or less.

    REVENUE RECOGNITION

    Sales are recognized when a license agreement has been completed with the customer for the use of the image and pricing terms, and the image has been made available to the customer for use. Pricing terms do not call for additional fees beyond the fixed license amount. Additionally, the customer is contractually obligated to pay the fixed license amount upon agreement of the license terms and availability of the image for use by the customer. Circumstances in which sales are refunded are rare and are taken into account in the recognition of revenue. Sales are recorded at invoiced amounts less sales tax.

    CATALOG COSTS

    The Company produces both general catalogs, that are issued annually, and specialist catalogs, that are topical in nature and distributed over a longer period. Costs relating to the production of

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED) catalogs are expensed over their estimated useful life, up to three years from the date on which they are available for distribution to customers.

    FIXED ASSETS

    The cost of acquired fixed assets includes the purchase cost, together with any incidental expenses of acquisition. All costs associated with the production of image duplicates are capitalized. The cost of purchased software is capitalized and amortized from the implementation date over its estimated useful economic life. The cost of internally developed software is expensed in the period in which the cost is incurred.

    Depreciation rates have been established to expense the cost of fixed assets, less their estimated residual values, over their expected useful lives. Depreciation is calculated at the following annual rates:

Archival picture collection..........................................  2.5%
Fixtures, fittings, office and studio equipment......................  10 to 20%
Computer hardware....................................................  33%
Computer software....................................................  25%
Image duplicates and digitization....................................  25%

    INTANGIBLE ASSETS

    Goodwill and other intangibles are amortized on a straight-line basis over their estimated lives not to exceed 40 years. A life of between five and 30 years is typically used for goodwill, and other intangibles are generally amortized over a period of up to ten years. The value of goodwill and other intangibles is reviewed annually in relation to the operating performance and future undiscounted cash flows of the underlying businesses, and a charge to the consolidated statement of operations is made where a permanent diminution in value is identified.

    TAXES

    Deferred tax assets and liabilities are provided for all temporary differences between financial and tax reporting. As a matter of policy, deferred tax assets are reduced by a valuation allowance if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified into a net current amount and a net non-current amount, based on the balance sheet classification of the related asset or liability.

    PENSIONS

    The Company contributes to defined contribution pension schemes for certain directors and employees. Contributions are recognized as an expense in the period in which they are incurred.

    LEASES

    Under capital leasing arrangements, the present value of the future minimum lease payments payable over the lease term is recorded as a fixed asset. The corresponding leasing commitments are

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED) shown as amounts payable to the lessor. Depreciation of leased assets is charged to the statement of operations over the shorter of the lease term or the useful lives of equivalent owned assets.

    Other leases are treated as operating leases. Annual rentals are charged to the income statement on a straight-line basis over the term of the lease.

    FINANCIAL INSTRUMENTS

    Forward exchange contracts hedging firm commitments relating to trade and other balances are recorded as hedges. Unrealized gains or losses are deferred and included in the statement of operations as part of the cost of the hedged transaction.

    Interest rate swap arrangements entered into as hedges of interest rates on long-term debt obligations are also accounted for as hedges. Accordingly, unrealized gains or losses are deferred and included in interest related to the respective long-term debt instruments.

    The Company does not issue or hold financial instruments for trading purposes.

    EARNINGS PER SHARE

    Basic and diluted earnings per share (EPS) are computed in accordance with FAS 128, which is effective for fiscal periods ending after December 15, 1997. Prior periods have been restated to conform with the provisions of this standard.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)
    The numerators and denominators of the basic and diluted per share computations are reconciled below:

                                              MARCH 14 THROUGH DECEMBER 31, 1995
                                            ---------------------------------------
                                              INCOME         SHARES       PER SHARE
                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -----------   -------------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                           AMOUNTS)
BASIC EPS
Income available to common stockholders...    $1,374         23,057         $0.06

EFFECT OF DILUTIVE SECURITIES
Share options.............................     --               333         --
                                            -----------   -------------   ---------

DILUTED EPS
Income available to common stockholders
  and assumed option exercises............    $1,374         23,390         $0.06
                                            -----------   -------------   ---------
                                            -----------   -------------   ---------

                                                 YEAR ENDED DECEMBER 31, 1996
                                            ---------------------------------------
                                              INCOME         SHARES       PER SHARE
                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -----------   -------------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                           AMOUNTS)
BASIC EPS
Income available to common stockholders...    $2,728         27,442         $0.10

EFFECT OF DILUTIVE SECURITIES
Share options.............................     --               390         --
                                            -----------   -------------   ---------

DILUTED EPS
Income available to common stockholders
  and assumed option exercises............    $2,728         27,832         $0.10
                                            -----------   -------------   ---------
                                            -----------   -------------   ---------

                                                 YEAR ENDED DECEMBER 31, 1997
                                            ---------------------------------------
                                              INCOME         SHARES       PER SHARE
                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -----------   -------------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                           AMOUNTS)
BASIC EPS
Income available to common stockholders...    $4,022         37,908         $0.11

EFFECT OF DILUTIVE SECURITIES
Share options.............................     --               857         (0.01)
                                            -----------   -------------   ---------

DILUTED EPS
Income available to common stockholders
  and assumed option exercises............    $4,022         38,765         $0.10
                                            -----------   -------------   ---------
                                            -----------   -------------   ---------

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)
    Options to purchase 1,683,722 shares of common stock at prices ranging from $8.05 to $13.43 per share were outstanding during 1997 but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares.

    Net income per share has not been computed for the period January 1 through March 13, 1995, which relates to Tony Stone Images, the predecessor of the Company, as such information is not considered meaningful for a period over period comparison due to the different capital structure of Tony Stone Images, as compared to the Company.

    A number of transactions have occurred following the year end, which would have changed materially the number of common shares or potential common shares outstanding at December 31, 1997 if the transactions had occurred before then. These transactions are discussed in Note 1.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    FAS 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. This statement requires that (a) items of other comprehensive income are classified by their nature in a financial statement and (b) the accumulated balance of other comprehensive income is displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

    The Company currently provides segmental information in accordance with FAS
14. This accounting standard has been superseded by FAS 131, which is effective for financial statements for periods beginning after December 15, 1997. FAS 131 requires that segmental information is reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating the impact of FAS 131 on segmental information to be disclosed.

    FAS 132 "Employer's Disclosures About Pensions and Other Post-Retirement Benefits" was issued in February 1998, and is effective for financial statements for periods beginning after December 15, 1997. This statement does not address recognition or measurement issues, but improves and standardizes the disclosure requirements in respect of pensions and other post-retirement benefits.

    Upon adoption of FAS 130, FAS 131 and FAS 132 comparative financial statements will be restated to comply with the relevant provisions.

    SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued in March 1998 and is effective for financial statements for periods beginning after December 15, 1998. This statement identifies the characteristics of internal-use software and provides guidance on when costs incurred for internal-use computer software are and are not capitalized. Costs incurred prior to initial application will not be retrospectively adjusted to comply with the provision of this SOP.

    The Company is evaluating the impact of SOP 98-1.

    GENERAL

    At December 31, 1997, Getty Investments LLC, a company registered in Delaware and resident in Jersey, held a 34.1 percent interest in the share capital (70.3 percent of voting rights) of Getty Communications plc.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. FIXED ASSETS

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1996           1997
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Fixtures, fittings, office and studio equipment.....    $ 4,785        $10,175
Computer hardware and software......................      9,727         13,206
Image duplicates and digitization...................     15,133         20,023
Archival picture collection.........................     16,911         15,847
Other fixed assets..................................      3,376          4,451
                                                      ------------   ------------
Total...............................................     49,932         63,702
Less accumulated depreciation.......................     16,233         23,849
                                                      ------------   ------------
Fixed assets, net...................................    $33,699        $39,853
                                                      ------------   ------------
                                                      ------------   ------------

    The net book value of fixed assets includes $993,000 and $796,000 in respect of assets held under capital leases at December 31, 1996 and 1997, respectively. The charge to income resulting from amortization of assets recorded under capital leases is included within the depreciation expense in the consolidated statements of operations. The accumulated amortization of assets recorded under capital leases was $983,000 (1996=$729,000).

    The fixed assets of the Company are pledged as collateral for borrowings, as disclosed in Notes 7 and 8.

4. INTANGIBLE ASSETS

    Intangible assets primarily consist of goodwill arising upon the acquisition of companies and other businesses. Significant additions to goodwill arose from the acquisitions of Fabulous Footage Inc. and World View in the year to December 31, 1996, and the acquisitions of Liaison and Energy in the year to December 31, 1997. These acquisitions are set out in Note 19.

    Also included within intangible assets is $2 million for professional fees relating to the acquisition of PhotoDisc, Inc. (see Note 1). This balance will be included within the purchase consideration in the goodwill calculation, upon acquisition in 1998.

5. ACCOUNTS RECEIVABLE

    Trade receivables are stated net of provision for doubtful accounts of $900,000 and $2.8 million at December 31, 1996, and 1997, respectively.

6. DEFERRED CATALOG COSTS

    Deferred catalog costs included in the balance sheet at December 31, 1996 and 1997 were $1.7 million and $3.0 million, respectively. Catalog costs expensed in the periods ended March 13, 1995 and December 31, 1995, 1996 and 1997 were $896,000, $610,000, $1.3 million and $1.5 million, respectively.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. SHORT-TERM BORROWINGS

                                            DECEMBER 31,   DECEMBER 31,
                                                1996           1997
                                            ------------   ------------
                                                  (IN THOUSANDS)
Current portion of long-term debt.........     $2,909         $2,096
                                            ------------   ------------
                                            ------------   ------------

    As of December 31, 1996 and 1997 the Company had unutilized credit facilities in sterling, U.S. dollars and French francs that were available for short-term financing amounting to L3.8 million ($6.2 million), $1.0 million and FF2.5 million ($462,000), respectively. The sterling facility is collateralized by the assets of the Company and its U.K. and U.S. subsidiaries. The U.S. dollar facility is collateralized by the Company's North American accounts receivable and guarantees from the Company's subsidiaries. The French franc facility is collateralized by a guarantee from Getty Images Limited. Interest on the sterling facility is at a variable rate comprising the aggregate of a margin and LIBOR. As of both December 31, 1996 and 1997 the margin was 1.75 percent and the three-month LIBOR rate for sterling was 6.56 percent and 7.69 percent. Interest on the U.S. dollar facility is at the prime rate, which was 8.25 percent and
8.50 percent as of December 31, 1996 and 1997, respectively. Interest on the French franc facility is at 1.25 percent above PIBOR which was 3.43 percent and
3.69 percent as of December 31, 1996 and 1997 respectively.

8. LONG-TERM DEBT

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1996           1997
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Bank loans..........................................    $18,365        $16,342
Other loans.........................................      1,528         --
Capital leases......................................        926            411
                                                      ------------   ------------
                                                         20,819         16,753
Less current portion................................     (2,909)        (2,096)
                                                      ------------   ------------
Total long-term debt................................    $17,910        $14,657
                                                      ------------   ------------
                                                      ------------   ------------

    The amounts outstanding at December 31, 1997 are payable as follows:

                                                                 CAPITAL
                                                         LOANS   LEASES    TOTAL
                                                        -------  ------   -------
                                                             (IN THOUSANDS)
1998..................................................  $ 1,958   $138    $ 2,096
1999..................................................    3,738    273      4,011
2000..................................................    3,738   --        3,738
2001..................................................    3,738   --        3,738
2002..................................................    3,170   --        3,170
                                                        -------  ------   -------
Total.................................................  $16,342   $411    $16,753
                                                        -------  ------   -------
                                                        -------  ------   -------

    BANK LOANS

    These bank loans relate to loans payable to Midland Bank plc of $18.3 million and $16.3 million as of December 31, 1996 and 1997, respectively. Interest is charged at a variable rate comprising the aggregate of a margin, LIBOR and the MLA cost rate certified by Midland Bank plc to compensate for their

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. LONG-TERM DEBT (CONTINUED)
compliance with special financial requirements of the Bank of England. As of December 31, 1997, the margin was 1.5 percent, the three-month LIBOR rate for sterling equated to 7.69 percent and the MLA cost rate was 0.03 per cent. The principal due is repayable by March 2001 in semi-annual installments, which commenced in September 1996. An interest rate swap arrangement was entered into on March 16, 1995, for $5.8 million of the above debt. As of December 31, 1997, $1.6 million remained under this swap arrangement. Under this arrangement, a fixed rate of interest of 8.54 percent plus the margin is payable on this amount. A further interest rate swap arrangement was entered into on April 26, 1996 for $4.9 million of the above debt. Under this arrangement, a fixed rate of interest of 7.79 percent plus the margin is payable on this amount.

    Under this borrowing facility, the Company is able to transfer the sterling loan into other currencies. As of December 31, 1996 and 1997, respectively, $486,000 and $403,000 had been converted into a deutschmark loan as a hedge against deutschmark receivables. The interest rate applicable to this borrowing was 1.75 percent over the three-month LIBOR rate for deutschmarks of 3.81 percent and 3.75 percent as of December 31, 1996 and 1997, respectively.

    In addition, as of December 31, 1997, a further amount of $830,000 had been converted into a French franc loan. The interest rate applicable to this borrowing was 1.5 percent over the three-month LIBOR rate for French francs of
3.69 percent.

    There are a number of financial covenants associated with the Midland Bank plc loan. The most restrictive of these covenants is the net interest cover which should be 500 percent for the year ended December 31, 1997 and thereafter. Net interest cover is defined as income before interest and taxes as included in the Company's U.K. GAAP accounts, which exclude goodwill amortization, as a percentage of net interest charges, excluding interest and charges arising on loan notes payable to Mr. A.M. Stone and his family trusts of $12.3 million. For the year ended December 31, 1997, the actual net interest cover was 707 percent. The Midland Bank plc borrowings are collateralized with fixed and floating charges on the Company's assets.

    Issue costs amounting to $505,000 and $485,000 as of December 31, 1996 and 1997, respectively, were recorded as deferred assets and have been charged to the income statement over the term of the loans. The unamortized balances at December 31, 1996 and 1997 were, respectively, $388,000 and $286,000.

    CAPITAL LEASES

    Obligations under capital leases are collateralized by the respective assets financed.

    REFINANCING

    The Company's financing arrangements were renegotiated in February 1998 as part of the acquisition of PhotoDisc, Inc. A summary of the refinancing is provided in Note 1.

    INTEREST EXPENSE

    The interest expense relating to short- and long-term borrowings amounted to $1.5 million (1996-- $2.3 million).

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SHAREHOLDERS' EQUITY

    GETTY COMMUNICATIONS PLC

    Changes in shareholders' equity are represented by the following:

                                       NO. OF      NO. OF A    NO. OF B            ADDITIONAL              CUMULATIVE
                          NO. OF     REDEEMABLE      ORD.        ORD.     COMMON    PAID IN     RETAINED   TRANSLATION
                        ORD. SHARES    SHARES       SHARES      SHARES    STOCK     CAPITAL     EARNINGS   ADJUSTMENTS    TOTAL
                        -----------  -----------  ----------  ----------  ------   ----------   --------   -----------   --------
                                                                                              (IN THOUSANDS)
January 1, 1996.......  11,528,736   11,528,736       --          --       $365     $ 25,883     $1,374      $  (611)    $ 27,011
Capital
  contribution........      --           --           --          --       --            124      --          --              124
Options exercised.....     670,986      670,986       --          --         20        2,302      --          --            2,322
Reclassification of
  shares..............  (12,199,722) (12,199,722) 13,054,238  11,345,206   --         --          --          --            --
Initial public
  offering............      --           --        7,150,000                112       29,056      --          --           29,168
Placing...............      --           --        3,738,762   2,099,412     96       44,099      --          --           44,195
Net income............      --           --           --          --       --         --          2,728       --            2,728
Translation
  adjustments.........      --           --           --          --       --         --          --           7,975        7,975
                        -----------  -----------  ----------  ----------  ------   ----------   --------   -----------   --------
December 31, 1996.....      --           --       23,943,000  13,444,618   $593     $101,464     $4,102      $ 7,364     $113,523
Issue of shares to
  sellers of
  Liaison.............      --           --          311,846      --          5        2,595      --          --            2,600
Issue of shares to
  sellers of Energy...      --           --          617,762      --         10        3,990      --          --            4,000
Net income............      --           --           --          --       --         --          4,022       --            4,022
Translation
  adjustments.........      --           --           --          --       --         --          --          (4,606)      (4,606)
                        -----------  -----------  ----------  ----------  ------   ----------   --------   -----------   --------
December 31, 1997.....      --           --       24,872,608  13,444,618   $608     $108,049     $8,124      $ 2,758     $119,539
                        -----------  -----------  ----------  ----------  ------   ----------   --------   -----------   --------
                        -----------  -----------  ----------  ----------  ------   ----------   --------   -----------   --------

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Options on 609,987 ordinary and 609,987 redeemable shares were granted on March 14, 1995 at an exercise price of $1.58, equivalent to the market price at the date of grant. Additional options were granted on the same date on 60,999 ordinary and 60,999 redeemable shares at an exercise price of $2.21. On July 1, 1996 all options with respect to 670,986 ordinary shares and 670,986 redeemable shares were exercised for cash amounting to $2.3 million.

    On April 1, 1996, $124,000 in subscription amounts receivable was paid under agreements whereby shareholders were required to pay a proportionate subscription amount receivable to fund payment of interest on the loan notes issued to Mr. A.M. Stone and his family trusts.

    The Company applied to the High Court of England and Wales to cancel the amounts of unpaid share capital totaling $12.7 million with respect to 3,844,225 ordinary shares and 3,844,225 redeemable shares. Following receipt of the Court order on June 21, 1996, the Company re-registered as a public limited company under the name of Getty Communications plc.

    On July 2, 1996, the Company completed an equity reorganization by converting 5,672,603 ordinary shares and 5,672,603 redeemable shares into Class B ordinary shares of 1 pence each and converting the remaining 6,527,119 ordinary and 6,527,119 redeemable shares into Class A ordinary shares of 1 pence each.

    Accordingly, following this equity reorganization, there were no outstanding redeemable shares of the Company. The Class A and Class B Shares rank pari passu except that the Class B shareholders are entitled to 10 votes per share and the Class A shareholders have one vote per share.

    On July 2, 1996, the Company's Class A Shares commenced trading on the Nasdaq National Market and on July 8, 1996 the Company completed the initial public offering of 10 million Class A shares, 6.4 million of which were sold by the Company. A further 750,000 Class A Shares were issued on August 12, 1996 under an option granted to the underwriters to the initial public offering to cover over-allotments under that offering. In total, the Company raised $29.2 million, net of expenses. Of the funds raised, approximately $21.7 million was applied to repayment of short-term borrowing.

    On December 10, 1996 a subsidiary of Carlton Communications Plc ("Carlton") subscribed for 3,738,762 new Class A Shares for $28.5 million. Under the terms of the subscription agreement, the Company has agreed to use all reasonable efforts up to December 10, 1998 to allow Carlton the opportunity of increasing its interest in the Company to 20 per cent of the total issued share capital at market prices then prevailing.

    Also on December 10, 1996, Getty Investments L.L.C. exercised its anti-dilution option and subscribed for 2,099,412 new Class B Shares for $16 million.

    On March 14, 1997, the Company issued 311,846 new Class A Shares for $2.6 million as part consideration for the purchase of Gamma Liaison.

    On July 25, 1997, the Company issued 617,762 new Class A Shares for $4.0 million as part consideration for the purchase of Energy Film Library.

    No dividends have been declared or paid by Getty Communications plc in respect of the years ended December 31, 1995, 1996 or 1997.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    SHARE OPTION PLANS

    On May 30, 1996 the Board approved the establishment of the Getty Communications Executive Share Option Plan (the "Option Plan").

    Under the Option Plan, the Board has the discretion to grant market options and premium options. Market options are those granted with an exercise price equal to the market price of the Class A Shares at the date of grant. Premium options are those granted with an exercise price calculated by taking the market price of the Class A Shares at the date of grant and increasing it by a compound rate of return over a five-year period from the date of grant. The rate of return for the first premium options granted was 10 percent.

    Both market options and premium options vest in equal proportions on each anniversary of the date of grant over a five-year period from the date of grant. Market options become exerciseable, to the extent vested, after three years from the date of grant and lapse after seven years from the date of grant. Premium options become exerciseable when vested and remain exerciseable for a period of two years after vesting.

    Executive directors and all employees of the Company are eligible to participate in the Option Plan under which a total of 6,159,890 Class A Shares may be issued. Options which lapse will cease to be counted toward this limit. Generally, options awarded under the Option Plan may not be exercised prior to vesting, except under certain limited circumstances including a change of control.

    On July 2, 1996, market options over 2,793,960 Class A Shares were granted under the Option Plan at an exercise price of $5.00 per share. Additionally, premium options over 1,561,980 Class A Shares were granted under the Option Plan at an exercise price of $8.05 per share.

    On March 14, 1997, market options over 11,994 Class A Shares were granted under the Option Plan at an exercise price of $6.81 per share and premium options were granted over 11,994 Class A Shares at an exercise price of $10.97 per share. Additionally, on May 15, 1997, market options were granted over 215,204 Class A Shares at an option price of $6.81 per Class A Share and premium options over 215,204 Class A Shares at an option price of $10.97 per share.

    The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its share option plans. Accordingly, no compensation expense has been recognized for such plans. The pro forma effect on the Company's net income and earnings per share, had compensation costs for the Company's share option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, is as follows: net income would have been reduced by approximately $2.2 million (1996:
$1.2 million) to $1.8 million (1996: $1.5 million) and earnings per share would have been reduced by $0.05 to $0.05 per share (1996: reduced by $0.05 to $0.05).

    The fair value of the options granted during 1997 is estimated as $781,000 in respect of the market options and $655,000 in respect of the premium options on the date of grant using the Black Scholes option pricing model with the following assumptions: no dividends being paid, volatility of 50 percent, risk-free interest rate of 6.47 percent in respect of market options and 6.57 percent in respect of premium options, assumed forfeiture rate of 0 percent, and an expected life of five years for market options and six years for premium options.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES

    The components of income before taxes and income tax expense are as follows:

                          TONY STONE
                          ASSOCIATES
                           LIMITED                GETTY COMMUNICATIONS PLC
                         CONSOLIDATED                   CONSOLIDATED
                        --------------   ------------------------------------------
                          JANUARY 1        MARCH 14
                           THROUGH         THROUGH       YEAR ENDED     YEAR ENDED
                          MARCH 13,      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                             1995            1995           1996           1997
                        --------------   ------------   ------------   ------------
                        (IN THOUSANDS)                 (IN THOUSANDS)
Income before income
  taxes:
United Kingdom........       $ 25           $  437         $  977          6,745
Others................         16            2,810          4,733          1,150
                            -----        ------------   ------------   ------------
Income before taxes...         41            3,247          5,710          7,895
                            -----        ------------   ------------   ------------
                            -----        ------------   ------------   ------------
Current tax:
United Kingdom........         66              867            950          2,563
Others................         86            1,112          2,399            862
                            -----        ------------   ------------   ------------
Total current tax.....        152            1,979          3,349          3,425
                            -----        ------------   ------------   ------------
Deferred tax:
United Kingdom........         (6)             (97)          (367)           804
Others................         (2)              (9)        --               (356)
                            -----        ------------   ------------   ------------
Total deferred tax....         (8)            (106)          (367)           448
                            -----        ------------   ------------   ------------
Total tax provision...       $144           $1,873         $2,982         $3,873
                            -----        ------------   ------------   ------------
                            -----        ------------   ------------   ------------

    The reconciliation of the effective tax rate to the statutory corporate tax rate in the United Kingdom is as follows:

                                                 GETTY COMMUNICATIONS PLC
                                                       CONSOLIDATED
                                        ------------------------------------------
                                          MARCH 14
                                          THROUGH       YEAR ENDED     YEAR ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            1995           1996           1997
                                        ------------   ------------   ------------
Statutory tax rate....................      33.00%         33.00%         31.49%
Amortization of intangibles...........      24.41          14.31          12.97
Tax rate differences..................       1.64           7.68           1.82
Other differences.....................      (1.34)         (2.77)          2.78
                                        ------------   ------------   ------------
Effective tax rate....................      57.71%         52.22%         49.06%
                                        ------------   ------------   ------------
                                        ------------   ------------   ------------

    The reconciliation of the effective tax rate to the statutory corporate tax rate is not shown for the period January 1 to March 13, 1995, as management believes it is not a meaningful presentation. The effective rate for this period is 350 percent. The principal difference in rates for this period is due to the amortization of intangibles which is not deductible for tax purposes.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES (CONTINUED)
    The components of deferred tax asset and liability amounts are as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1996           1997
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Current deferred tax assets:
Short-term provisions...............................     $  794         $  930
                                                      ------------   ------------
Total net current deferred tax assets...............        794            930
                                                      ------------   ------------
                                                      ------------   ------------
Non-current deferred tax:
Loss carry forwards.................................      3,393          4,143
Depreciation........................................        111           (661)
                                                      ------------   ------------
Net non-current deferred tax asset..................     $3,504         $3,482
                                                      ------------   ------------
                                                      ------------   ------------

    The deferred tax asset in respect of loss carry forwards as at December 31, 1997 expires as follows:

YEAR OF EXPIRY                                                    (IN THOUSANDS)
----------------------------------------------------------------  --------------
2001............................................................      $  162
2002............................................................         403
Indefinite......................................................       3,578
                                                                     -------
                                                                      $4,143
                                                                     -------
                                                                     -------

11. DEFINED CONTRIBUTION PLANS

    The costs recognized by the Company with respect to its defined contribution plans are as follows:

                          TONY STONE
                          ASSOCIATES
                           LIMITED                GETTY COMMUNICATIONS PLC
                         CONSOLIDATED                   CONSOLIDATED
                        --------------   ------------------------------------------
                          JANUARY 1        MARCH 14
                           THROUGH         THROUGH       YEAR ENDED     YEAR ENDED
                          MARCH 13,      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                             1995            1995           1996           1997
                        --------------   ------------   ------------   ------------
                        (IN THOUSANDS)                 (IN THOUSANDS)
United Kingdom........       $ 41            $159           $247           $353
United States.........         65             249            401            397
                            -----           -----          -----          -----
                             $106            $408           $648           $750
                            -----           -----          -----          -----
                            -----           -----          -----          -----

    The Company runs two pension plans in the U.K. Under the terms of the schemes all employees are entitled to join one of the plans after six months' service with the Company. Under the first scheme, the Company contributes 6 percent of each participatory employee's salary to this plan and contributes 5 percent under the second scheme. The employees contribute 4 percent of their salary under the first scheme and 5 percent under the second.

    The Company's U.S. subsidiary operates 401(k) pension plans for its employees. Under the terms of these plans, employees over 21 years old who have worked for the Company for 12 consecutive

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. DEFINED CONTRIBUTION PLANS (CONTINUED) months are eligible to participate. The Company contributes 40 percent of up to 5 percent of the employee's salary.

12. COMMITMENTS UNDER FINANCE LEASES

    The Company's commitments under finance leases as of December 31, 1997 are as follows:

                                                        GETTY COMMUNICATIONS PLC
                                                              CONSOLIDATED
                                                        ------------------------
                                                             (IN THOUSANDS)
MINIMUM RENTAL PAYMENTS:

1998..................................................            $472
1999..................................................             113
                                                                 -----
Total.................................................             585
Less imputed interest cost............................             (62)
                                                                 -----
Present value of minimum lease payments...............            $523
                                                                 -----
                                                                 -----

13. COMMITMENTS UNDER OPERATING LEASES

    The Company's commitments under operating leases as of December 31, 1997 are as follows:

                                                        GETTY COMMUNICATIONS PLC
                                                              CONSOLIDATED
                                                        ------------------------
                                                             (IN THOUSANDS)
MINIMUM RENTAL PAYMENTS:

1998..................................................           $1,988
1999..................................................            1,352
2000..................................................              917
2001..................................................              818
2002..................................................              690
After 2002............................................            2,693
                                                                -------
Total.................................................           $8,458
                                                                -------
                                                                -------

    Rent expense amounted to $343,000 in the period January 1, 1995 to March 13, 1995, $1.3 million in the period March 14, 1995 to December 31, 1995, $2.3 million in the year to December 31, 1996 and $3.1 million in the year ended December 31, 1997.

14. FINANCIAL INSTRUMENTS

    The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company hedges only its contracted net receivables and payables using a variety of financial instruments. The Company does not issue or hold financial instruments for trading purposes.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. FINANCIAL INSTRUMENTS (CONTINUED)
    For accounting purposes, financial instruments relating to trade and other balances and which are specifically identified are accounted for as hedges. Gains and losses from hedging firm commitments are deferred and are included in the statement of operations as part of the hedged transactions. As of December 31, 1997, net losses of $102,000 related to instruments hedging anticipated transactions were deferred.

    Under interest rate swap agreements, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed principal amount. Net interest income or (expense) from the interest rate swap is included in the income statement over the life of the contract. As of December 31, 1997, the Company had entered into interest rate swap agreements in order to limit the impact of movements in interest rates on its borrowings.

    The Company is exposed to credit losses in the event of non-performance by counterparties to financial instruments, but considers this risk to be minimal. As of December 31, 1997, the counterparty to all of the Company's interest rate swap and forward exchange contracts was Midland Bank plc.

    Outstanding off-balance sheet contracts as of December 31, 1997 were:

                                                       NOTIONAL      AVERAGE TERM
                                                        AMOUNT        REMAINING
                                                    --------------   ------------
                                                    (IN THOUSANDS)       DAYS
FORWARD EXCHANGE CONTRACTS........................      $5,792            82
  Currencies sold
INTEREST RATE SWAP CONTRACTS......................      $6,572           888

    The table above summarizes the notional amounts and average term remaining of the Company's forward exchange and interest rate swap contracts. The notional amounts of off-balance sheet contracts summarized above do not represent amounts exchanged by the parties and thus are not a measure of the exposure of the Company. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the contract. Foreign currency amounts are translated at rates current at the reporting date.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Disclosure of estimated fair value of financial instruments is based on the requirements of Statements of Financial Accounting Standards No.105, 107 and 119, and upon the assumptions or methods described below. Different estimates may have been obtained had other assumptions or methods been applied. The estimates are not necessarily indicative of amounts that would be realized in a market exchange.

    CASH, RECEIVABLES, PAYABLES AND SHORT-TERM BORROWINGS

    The carrying amounts of these items approximate fair value.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    LONG-TERM DEBT

    The fair value is the estimated net present value of future cash flows using estimated current rates at which similar bank loans could be obtained for the remaining maturities. As of December 31, 1997, the fair value and carrying amount of bank debt were approximately the same.

    FORWARD EXCHANGE CONTRACTS

    The fair value is the amount at which the forward contract would be settled, based upon estimates obtained from external counterparties. As of December 31, 1997, the fair value and carrying amounts of forward exchange contracts held was $54,000 and $102,000, respectively, in unrealized gains.

    INTEREST RATE SWAP AGREEMENTS

    The fair value of the interest swaps is $133,000 in unrealized losses as of December 31, 1997 and is based on its quoted market price.

16. SUPPLEMENTAL DISCLOSURES ON CASH FLOWS

                          TONY STONE
                          ASSOCIATES
                           LIMITED                GETTY COMMUNICATIONS PLC
                         CONSOLIDATED                   CONSOLIDATED
                        --------------   ------------------------------------------
                          JANUARY 1        MARCH 14
                           THROUGH         THROUGH       YEAR ENDED     YEAR ENDED
                          MARCH 13,      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                             1995            1995           1996           1997
                        --------------   ------------   ------------   ------------
                        (IN THOUSANDS)                 (IN THOUSANDS)
Interest paid.........       $ 62           $1,406         $2,305         $1,688
Income taxes paid.....        425            2,829          3,396            769

    NON-CASH INVESTING ACTIVITIES

    Fixed asset additions financed through capital leases amounted to $614,000, $463,000 and $121,000 in the period from March 14, 1995 through December 31, 1995, the year ended December 31, 1996 and the year ended December 31, 1997, respectively.

    Further non-cash investing activities relating to acquisitions are detailed in Note 19.

17. LEGAL SETTLEMENT

    The Company entered into a settlement agreement with Digital Stock Corporation over the complaint filed in September 1997. This has resulted in a one time cost to the Company of $1.0 million including legal expenses accounted for in the fourth quarter.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. SEGMENT INFORMATION

    As a provider of visual content, the Company operates one business segment.

    Sales are reported in the geographic area where they originate. Due to the increasing size and complexity of the business, the U.K. office now acts as a clearing house for sales between geographic areas. This has been reflected in the presentation of geographic information and prior year results have been adjusted to reflect the new basis of presentation. The value at which transfers are made among geographic areas is on a basis intended to reflect the market value of the products.

    Financial information by geographic areas is as follows, this information is subject to the impact of translation differences and is therefore not a reflection of the relative performance of individual areas:

                                            UNITED     NORTH              REST OF
                                            KINGDOM   AMERICA   GERMANY    WORLD    ELIMINATIONS   CONSOLIDATED
                                            -------   -------   -------   -------   ------------   ------------
                                                                      (IN THOUSANDS)
TONY STONE ASSOCIATES LIMITED JANUARY 1
  THROUGH MARCH 13, 1995
Sales to customers........................   $1,860    $3,987    $1,416    $2,235      --             $9,498
Transfers among geographic areas..........   2,812     2,103       127        126     $(5,068)        --
                                            -------   -------   -------   -------   ------------   ------------
Total sales...............................   $4,672    $6,090    $1,443    $2,361     $(5,068)        $9,498
                                            -------   -------   -------   -------   ------------   ------------
                                            -------   -------   -------   -------   ------------   ------------
Operating income/(loss)...................   $ 927     $(853)    $(103)    $   13     $--             $ (16)
                                            -------   -------   -------   -------   ------------   ------------
                                            -------   -------   -------   -------   ------------   ------------

                                            UNITED     NORTH              REST OF
                                            KINGDOM   AMERICA   GERMANY    WORLD    ELIMINATIONS   CONSOLIDATED
                                            -------   -------   -------   -------   ------------   ------------
                                                                      (IN THOUSANDS)
GETTY COMMUNICATIONS PLC MARCH 14 THROUGH
  DECEMBER 31, 1995
Sales to customers........................  $10,101   $22,131    $8,799   $12,492      --             $53,523
Transfers among geographic areas..........   11,428     8,548      109        513     $(20,598)       --
                                            -------   -------   -------   -------   ------------   ------------
Total sales...............................  $21,529   $30,679    $8,908   $13,005     $(20,598)       $53,523
                                            -------   -------   -------   -------   ------------   ------------
                                            -------   -------   -------   -------   ------------   ------------
Operating Income..........................  $ 1,909   $   653    $1,142   $   979      --             $4,683
                                            -------   -------   -------   -------   ------------   ------------
                                            -------   -------   -------   -------   ------------   ------------

                                            UNITED    NORTH              REST OF
                                            KINGDOM  AMERICA   GERMANY    WORLD    ELIMINATIONS   CONSOLIDATED
                                            -------  -------   -------   -------   ------------   ------------
                                                                      (IN THOUSANDS)
GETTY COMMUNICATIONS PLC YEAR ENDED
  DECEMBER 31, 1996
Sales to customers........................  $17,494  $36,069   $14,621   $16,830      --            $85,014
Transfers among geographic areas..........   17,708   14,706       362       883     $(33,659)       --
                                            -------  -------   -------   -------   ------------   ------------
Total sales...............................  $35,202  $50,775   $14,983   $17,713     $(33,659)      $85,014
                                            -------  -------   -------   -------   ------------   ------------
                                            -------  -------   -------   -------   ------------   ------------
Operating income..........................  $ 2,549  $ 1,695   $ 1,281   $ 2,442      --            $ 7,967
                                            -------  -------   -------   -------   ------------   ------------
                                            -------  -------   -------   -------   ------------   ------------
Assets by geographic area.................  $137,708 $11,062   $ 2,747   $ 6,886      --            $158,403
                                            -------  -------   -------   -------   ------------   ------------
                                            -------  -------   -------   -------   ------------   ------------

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. SEGMENT INFORMATION (CONTINUED)

                                            UNITED    NORTH              REST OF
                                            KINGDOM  AMERICA   GERMANY    WORLD    ELIMINATIONS   CONSOLIDATED
                                            -------  -------   -------   -------   ------------   ------------
                                                                      (IN THOUSANDS)
GETTY COMMUNICATIONS PLC YEAR ENDED
  DECEMBER 31, 1997
Sales to customers........................  $24,636  $48,266   $12,869   $15,026      --            $100,797
Transfers among geographic areas..........   20,209   14,313       452       936     $(35,910)       --
                                            -------  -------   -------   -------   ------------   ------------
Total sales...............................  $44,845  $62,579   $13,321   $15,962     $(35,910)      $100,797
                                            -------  -------   -------   -------   ------------   ------------
                                            -------  -------   -------   -------   ------------   ------------
Operating income/(loss)...................  $ 5,335  $ 2,519   $   534   $  (508)    $--            $ 7,880
                                            -------  -------   -------   -------   ------------   ------------
                                            -------  -------   -------   -------   ------------   ------------
Assets by geographic area.................  $138,585 $16,443   $ 3,856   $ 8,343     $--            $167,227
                                            -------  -------   -------   -------   ------------   ------------
                                            -------  -------   -------   -------   ------------   ------------

    The geographical analysis of assets excludes deferred assets. These amounts are reconciled to total assets as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1996           1997
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Identifiable assets.................................    $158,403       $167,227
Deferred assets.....................................       5,101          4,411
                                                      ------------   ------------
Total assets........................................    $163,504       $171,638
                                                      ------------   ------------
                                                      ------------   ------------

19. ACQUISITIONS

    HULTON GETTY HOLDINGS LIMITED

    On April 2, 1996, the Company acquired all of the common stock of Hulton Getty Holdings Limited (formerly Hephaistos Limited) for a purchase consideration of $13.0 million in cash and acquisition expenses of $122,000, and refinanced approximately $6.1 million of debt. Hulton Getty Holdings Limited is the holding company of The Hulton Getty Picture Collection Limited (formerly The Hulton-Deutsch Collection Limited) which owns and licenses to customers an archival collection of still images and operates in the United Kingdom. The acquisition and refinancing of existing debt was financed by a term loan of $9.5 million, a bridge loan of $7.6 million and $2.1 million from the Company's revolving credit facilities.

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. ACQUISITIONS (CONTINUED)
    The allocation of purchase price is summarized as follows:

                                                                  BOOK AND FAIR
                                                                      VALUE
                                                                  --------------
                                                                  (IN THOUSANDS)
Book value of net (liabilities) acquired at cost................     $(8,018)
Fair value adjustments:
Fair value of archival collection, as determined by appraisal,
  less net book value...........................................      16,454
Interest and redemption premiums accrued on outstanding loan notes issued by Hephaistos Limited and acquired by the Company
  and converted to interest free debt...........................       1,489
                                                                     -------
Fair value of net assets acquired at cost (including on demand
  borrowings of $1,316,000 assumed and repaid by the Company)...       9,925
Purchase price:
Cash paid for the common stock, including acquisition
  expenses......................................................       4,202
                                                                     -------
Excess of net assets acquired over purchase price, allocated
  against the fair value of the archival collection.............     $ 5,723
                                                                     -------
                                                                     -------

    In addition to the cash paid above, the Company acquired the outstanding loan stock issued by Hephaistos Limited at its nominal value of $8,837,000 and immediately converted this to interest free intercompany debt.

    FABULOUS FOOTAGE INC.

    On April 24, 1996, the Company acquired all of the common stock of Fabulous Footage Inc. ("Fabulous Footage"), operating as two separate legal entities in the United States and Canada, respectively. Fabulous Footage is a provider of contemporary stock footage, with operations primarily in Canada and the United States.

    The purchase consideration was $2.3 million in cash and acquisition expenses of $174,000, financed from a revolving credit facility.

    The allocation of purchase price is summarized as follows:

                                                                  BOOK AND FAIR
                                                                      VALUE
                                                                  --------------
                                                                  (IN THOUSANDS)
Value of net assets acquired at cost (including cash of
  $191,000).....................................................      $  180
                                                                     -------
Purchase price:
Cash paid, including acquisition expenses.......................       2,479
                                                                     -------
Excess of purchase price over net assets acquired, allocated to
  goodwill (amortized over 15 years)............................      $2,299
                                                                     -------
                                                                     -------

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. ACQUISITIONS (CONTINUED)
    WORLD VIEW

    On November 20, 1996, the Company acquired all the common stock of the World View Companies, operating as four separate legal entities in Belgium, Denmark, Holland and Sweden. World View is a provider of contemporary stock photography, operating primarily in Benelux and Scandinavia.

    The purchase consideration was $2.6 million cash and acquisition expenses of $104,000, financed from cash resources.

    The allocation of purchase price is summarized as follows:

                                                                  BOOK AND FAIR
                                                                      VALUE
                                                                  --------------
                                                                  (IN THOUSANDS)
Value of net assets acquired at cost (including cash of
  $360,000).....................................................      $  437
                                                                     -------
Purchase price:
Cash paid, including acquisition expenses.......................       2,706
                                                                     -------
Excess of purchase price over net assets acquired, allocated to
  goodwill (amortized over five years)..........................      $2,269
                                                                     -------
                                                                     -------

    LIAISON

    On March 14, 1997, the Company acquired all the common stock of Liaison Inc. ("Liaison"). Liaison is a provider of photographs to the photojournalist market, operating primarily in North America but with relationships with independent third party agencies in most major markets.

    The purchase consideration was $8.7 million and acquisition expenses of $684,000, financed by the issue of 311,846 Class A shares and $6.8 million financed from cash.

    The allocation of purchase price is summarized as follows:

                                                                  BOOK AND FAIR
                                                                      VALUE
                                                                  --------------
                                                                  (IN THOUSANDS)
Value of net assets acquired at cost (including bank overdraft
  of $330,000)..................................................     $  (793)
                                                                  --------------
Purchase price:
Getty Communications shares issued..............................       2,600
Cash paid, including acquisition expenses.......................       6,809
                                                                  --------------
Total purchase price............................................       9,409
                                                                  --------------
Excess of purchase price over net assets acquired, allocated to
  goodwill (amortized over 25 years)............................     $10,202
                                                                  --------------
                                                                  --------------

                   GETTY COMMUNICATIONS PLC AND SUBSIDIARIES;
          TONY STONE ASSOCIATES LIMITED AND SUBSIDIARIES (PREDECESSOR)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. ACQUISITIONS (CONTINUED)

    ENERGY

    On July 25, 1997, the Company acquired all of the common stock of Energy Film Library Inc. ("Energy"). Energy is a Los Angeles based provider of contemporary stock footage with another office in New York and representation in most major markets through independent third agencies.

    The purchase consideration was $17.0 million and acquisition expenses of $500,000, partially funded by the issue of 617,762 Class A Shares at a market value of $4.0 million, with the balance from the Company's cash resources.

                                                                  BOOK AND FAIR
                                                                      VALUE
                                                                  --------------
                                                                  (IN THOUSANDS)
Value of net assets acquired at cost (including cash of
  $93,000)......................................................     $  (181)
                                                                  --------------
Purchase price:
Getty Communications shares issued..............................       4,000

Cash paid, including acquisition expenses.......................      13,500
                                                                  --------------
Total purchase price............................................      17,500

Excess of purchase price over net assets acquired, allocated to
  goodwill (amortized over 20 years)............................     $17,681
                                                                  --------------
                                                                  --------------

20. PRO FORMA INFORMATION RELATING TO ACQUISITIONS (UNAUDITED)

    The following unaudited pro forma information shows the results of the Company for each of the three years ended December 31, 1997, as if the acquisition of Tony Stone Images occurred on January 1, 1995, the acquisitions of Hulton Getty Holdings Limited, Fabulous Footage and World View occurred on January 1, 1996 and the acquisitions of Liaison and Energy occurred on January 1, 1997. The proforma information includes adjustments related to the financing of the acquisitions, the effect of amortizing goodwill and other intangible assets acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

                                                              UNAUDITED
                                                      --------------------------
                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                       1995     1996      1997
                                                      -------  -------  --------
                                                      (IN THOUSANDS, EXCEPT FOR
                                                            SHARE AMOUNTS)
Sales...............................................  $63,088  $93,120  $105,592
Net income..........................................    1,487    2,786     3,692
Net income per share................................  $  0.06  $  0.09  $   0.09

                               GETTY IMAGES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1997

                               INDEX TO EXHIBITS

NUMBER ASSIGNED
 IN REGULATION
 S-K, ITEM 601                    DESCRIPTION OF EXHIBIT
--------------- -----------------------------------------------------------
       (1) 2.1  Merger Agreement, dated as of September 15, 1997, among
                  Getty Communications (USA), Inc., Getty Communications
                  plc, PhotoDisc, Inc. and Print Merger, Inc. (2.1)
           2.2  Agreement for the sale of the whole of the issued share capital of Allsport Photographic plc, dated February 6,
                  1998, among Getty Images, Getty Communications and
                  Stephen Michael Powell and others named therein
                  (incorporated by reference from Exhibit 2.2 to the Report
                  on Form 8-K filed by Getty Images with the Commission on
                  February 24, 1998).
       (1) 3.1  Amended and Restated Certificate of Incorporation of Getty
                  Images (3.1)
       (1) 3.2  Bylaws of Getty Images (3.2)
          10.1  Credit Agreement, dated February 9, 1998, among Getty
                  Images, Midland Bank plc and HSBC Investment Bank plc
          10.2  Lease dated October 18, 1995 between Allied Dunbar
                  Assurance plc and Tony Stone Associates Limited
          10.3  Lease dated March 11, 1993 between Bantry Investments
                  Limited and Tony Stone Associates Limited
          10.4  Counterpart Lease dated March 11, 1993 between Bantry
                  Investments Limited and Tony Stone Associates Limited
          10.5  Lease dated October 23, 1990 between Bantry Investments
                  Limited and Tony Stone Associates Limited
          10.6  Lease Agreement dated November 1, 1997 between Marshall
                  Building, L.L.C. and PhotoDisc, Inc.
          10.7  Lease dated February 14, 1997 between Martin Selig and
                  PhotoDisc, Inc.
      (1) 10.8  Stockholders' Transaction Agreement, dated as of September
                  15, 1997, among Getty Images, Inc., certain shareholders
                  of PhotoDisc, Inc. and Mr. Mark Torrance, as
                  representative of the shareholders (10.1)
      (1) 10.9  Restated Option Agreement among Getty Images, Inc., Getty
                  Communications plc and Getty Investments L.L.C. (10.21)
      (1) 10.10 Stockholders' Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc. (10.8)
      (1) 10.11 Registration Rights Agreement among Getty Images, Inc.,
                  PDI, L.L.C. and Mr. Mark Torrance (10.6)
      (1) 10.12 Registration Rights Agreement among Getty Images, Inc. and
                  Getty Investments L.L.C. (10.7)
      (1) 10.13 Restated Shareholders' Agreement among Getty Images, Inc.,
                  Getty Investments L.L.C. and the Investors named therein
                  (10.8)
      (1) 10.14 Registration Rights Agreement dated July 3, 1996 among
                  Getty Communications plc, Simon Thornley, Brian Wolske,
                  Lawrence Gould, Jonathan Klein and Mark Getty and Form of
                  Amendment among Getty Images, Inc., Getty Communications
                  plc, Lawrence Gould, Jonathan Klein and Mark Getty
                  (10.16)

NUMBER ASSIGNED
 IN REGULATION
 S-K, ITEM 601                    DESCRIPTION OF EXHIBIT
--------------- -----------------------------------------------------------
      (1) 10.15 Registration Rights Agreement dated July 3, 1996 among
                  Getty Communications plc, Crediton Limited and October
                  1993 Trust and Form of Amendment among Getty Images,
                  Inc., Getty Communications plc, Crediton Limited and
                  October 1993 Trust (10.17)
      (1) 10.16 Registration Rights Agreement dated July 3, 1996 among
                  Getty Communications plc, Hambro European Ventures
                  Limited, Hambro Group Investments Limited, RIT Capital
                  Partners plc and Tony Stone and Form of Amendment among
                  Getty Images, Inc., Getty Communications plc, RIT Capital
                  Partners plc and Tony Stone (10.18)
      (1) 10.17 Registration Rights Agreement dated July 25, 1997 between
                  Getty Communications plc and The Schwartzberg Family L.P.
                  and Form of Amendment among Getty Images, Inc., Getty
                  Communications plc and The Schwartzberg Family L.P.
                  (10.19)
      (1) 10.18 Indemnity between Getty Images, Inc. and Getty Investments
                  L.L.C. (10.15)
      (1) 10.19 Escrow Agreement among Getty Images, Inc., certain shareholders of PhotoDisc, Inc. and Citibank, as Escrow
                  Agent (10.2)
      (1) 10.20 Getty Images, Inc. 1998 Stock Incentive Plan (10.13)
      (1) 10.21 Employment Agreement between Getty Communications plc and
                  Mr. Mark Getty (10.9)
      (1) 10.22 Employment Agreement between Getty Images, Inc. and Mr.
                  Mark Torrance (10.10)
      (1) 10.23 Employment Agreement between Getty Communications plc and
                  Mr. Jonathan Klein (10.11)
      (1) 10.24 Employment Agreement between Getty Images, Inc. and
                  Crediton Limited (10.12)
      (1) 10.25 Indemnity among Getty Images, Inc., Getty Communications plc and each of Mark Getty, Mark Torrance, Jonathan
                  Klein, Lawrence Gould, Andrew Garb, Manny Fernandez,
                  Christopher Sporborg, Anthony Stone and James Bailey
                  (10.24)
          21.1  Subsidiaries of the Registrant
          23.1  Consent of Coopers & Lybrand
          24.1  Powers of Attorney (contained on page 32)
          27.1  Financial Data Schedule

--------------------------

(1) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant. (Exhibit number in the Form S-4 is set forth in italics.)

(2) Incorporated by reference from the Exhibits to the Form F-1 Registration Statement No. 333-4996 of Getty Communications plc. (Exhibit number in the Form F-1 is set forth in italics.)