Form 10-K/A
period 1997-12-31
GETTY IMAGES INC
filed 1998-04-28
CIK 1047202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                               AMENDMENT NO. 1 TO
                          ANNUAL REPORT ON FORM 10-K/A

                                  PURSUANT TO

           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       COMMISSION FILE NUMBER: 000-23747

                            ------------------------

                               GETTY IMAGES, INC.

             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                 98-0177556
 (State or Jurisdiction of      (I.R.S. Employer
      Incorporation or         Identification No.)
       Organization)

   2013 FOURTH AVENUE      101 BAYHAM STREET
      FOURTH FLOOR          LONDON, ENGLAND
  SEATTLE, WASHINGTON           NW1 0AG
         98121
     (206) 441-9355           (011 44 171)
                                544-3456

             (Addresses, including zip code, and telephone number,
              including area code, of principal executive offices)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                            ------------------------

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days. Yes X No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $343,948,946 as of April 24, 1998, based upon the closing price of $23 per share of Getty Images common stock on the Nasdaq National Market reported on such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

    As of April 24, 1998, the number of shares of Common Stock outstanding was 30,868,211.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

    This Form 10-K/A amends Items 10, 11, 12 and 13 of the Annual Report on Form 10-K for the year ended December 31, 1997, filed by the Registrant on March 30, 1998. In that report, these items were incorporated by reference from the Company's proxy statement which was expected to be filed by April 30, 1998. Since the annual proxy statement will not be finalized by April 30, 1998, Items 10, 11, 12 and 13 of Form 10-K are being filed with the Commission via this Form 10-K/A.

                               GETTY IMAGES, INC.
                               AMENDMENT NO. 1 TO
                          ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                                                PAGE
                                                                                                                -----
PART III
  Item 10.  Directors and Executive Officers of the Registrant.............................................           3
  Item 11.  Executive Compensation.........................................................................           8
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................          16
  Item 13.  Certain Relationships and Related Transactions.................................................          17

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information about the current directors and executive officers of Getty Images, Inc., a Delaware corporation ("Getty Images" or the "Company"):

    BUSINESS EXPERIENCE OF DIRECTORS

    Set forth below is certain information with respect to each of the directors of Getty Images:

                                                                                                                 DIRECTOR
NAME                          AGE                    BUSINESS EXPERIENCE DURING PAST FIVE YEARS                    SINCE
------------------------      ---      -----------------------------------------------------------------------  -----------
MARK H. GETTY                     37   Mr. Getty has been Co-Chairman and a director since February 1998 and          1998
(Class III)                              served as Executive Chairman and a director of Getty Communications plc from April 1996 to February 1998. From March 1995 to April 1996,
                                         Mr. Getty served as the Joint Chairman of Getty Communications plc.
                                         In 1993, Mr. Getty co-founded Getty Investment Holdings LLC
                                         (predecessor to Getty Investments L.L.C.) and from 1993 to 1995, together with Mr. Klein, formulated and implemented its strategy.
                                         From 1991 to 1993, Mr. Getty worked at Hambros Bank Limited. Mr.
                                         Getty serves on the board of directors of The Conservation
                                         Corporation, in addition to several other organizations and is
                                         Chairman of Getty Investments L.L.C.

MARK TORRANCE                     51   Mr. Torrance has been Co-Chairman and a director since February 1998.          1998
(Class III)                              Mr. Torrance founded PhotoDisc, Inc. in 1992 and served as its
                                         Chairman of the Board and Chief Executive Officer from 1992 to
                                         February 1998. Prior to founding PhotoDisc, Mr. Torrance served as
                                         President of Muzak, Inc. from 1985 to 1987, and as President of Yesco from 1972 to 1985, both of which are foreground music distribution companies.

JONATHAN D. KLEIN                 37   Mr. Klein has been Chief Executive Officer and a director since                1998
(Class III)                              February 1998 and served as Chief Executive Officer and a director of
                                         Getty Communications plc from April 1996 to February 1998. From March
                                         1995 to April 1996, Mr. Klein served as the Joint Chairman of Getty
                                         Communications plc. In 1993, Mr. Klein co-founded Getty Investment
                                         Holdings LLC and, from 1993 to 1995, together with Mr. Getty, formulated and implemented its strategy. From 1983 to 1993, Mr. Klein held various positions at Hambros Bank Limited and was a director from 1989 to 1998. Mr. Klein serves on the board of directors of The
                                         Conservation Corporation and Getty Investments L.L.C., in addition to several other organizations.

                                                                                                                 DIRECTOR
NAME                          AGE                    BUSINESS EXPERIENCE DURING PAST FIVE YEARS                    SINCE
------------------------      ---      -----------------------------------------------------------------------  -----------
JAMES N. BAILEY                   51   Mr. Bailey has been a director since February 1998 and served as a             1998
(Class I)                                director of Getty Communications plc from September 1996 to February
                                         1998. Mr. Bailey is a founder of Cambridge Associates, Inc., an investment consulting firm, and has served as its President since its formation in May 1973. He also serves on the board of directors of
                                         The Plymouth Rock Company, SAB Company Inc., Direct Response
                                         Corporation, Coolidge Investment Company Inc., South Eastern Capital
                                         Corporation and a number of not-for-profit organizations, including the New England Medical Center, Inc. and the New England Aquarium.

MANNY FERNANDEZ                   51   Mr. Fernandez has been a director since February 1998 and served as a          1998
(Class II)                               director of Getty Communications plc from February 1997 to February
                                         1998. Mr. Fernandez is Chairman of the Board of Gartner Group, Inc.,
                                         an independent provider of research and analysis on the computer hardware, software, communications and related information technology industries. Mr. Fernandez has been Chief Executive Officer of Gartner
                                         Group, Inc. since April 1991. Prior to joining Gartner Group, Inc.,
                                         Mr. Fernandez was President and Chief Executive of Dataquests Inc.,
                                         Gavilan Computer Corporation and Zilog, Incorporated. Mr. Fernandez
                                         is a director of Brunswick Corporation.

ANDREW GARB                       55   Mr. Garb has been a director since February 1998, and served as a              1998
(Class I)                                director of Getty Communications plc from May 1996 to February 1998.
                                         Mr. Garb also has served as a director of Getty Investments L.L.C.
                                         and its predecessor, Getty Investment Holdings LLC, since 1993. Mr.
                                         Garb is a partner in Loeb & Loeb, L.L.P., a U.S. based law firm, and was the firm's Managing Partner from 1986 to 1992. Getty
                                         Communications plc has retained, and Getty Images may retain during the current fiscal year, Loeb & Loeb, L.L.P. from time to time.

CHRISTOPHER H. SPORBORG           58   Mr. Sporborg has been a director since February 1998 and served as a           1998
(Class II)                               director of Getty Communications plc from May 1996 to February 1998.
                                         From its inception in 1993 until April 1996, he served as a Chairman of Getty Investment Holdings LLC. Mr. Sporborg has held various positions at Hambros Bank Limited since 1962, becoming Deputy
                                         Chairman of Hambros PLC in 1990. Among other positions, Mr. Sporborg is Chairman of Hambros Countrywide PLC, Hambros Insurance Services
                                         Group PLC and Atlas Copco PLC; Deputy Chairman of CE Heath PLC; and a
                                         director of Trade Indemnity PLC.

                                                                                                                 DIRECTOR
NAME                          AGE                    BUSINESS EXPERIENCE DURING PAST FIVE YEARS                    SINCE
------------------------      ---      -----------------------------------------------------------------------  -----------
ANTHONY STONE                     65   Mr. Stone has been a director since February 1998 and served as a              1998
(Class I)                                director of Getty Communications plc from March 1995 to February
                                         1998. Mr. Stone, the founder of Tony Stone Images, served as Chairman and Managing Director of Tony Stone Images from 1969 to 1992. From
                                         1992 until the acquisition of Tony Stone Images by Getty
                                         Communications plc in March 1995, he served as its Chairman.

    Except as set forth above, none of the directors holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Securities and Exchange Act, as amended (the "Exchange Act"), or any company registered as an investment company under the Investment Company Act of 1940, as amended.

    The Company's Board of Directors is currently composed of eight members, divided into three classes, designated Class I, Class II and Class III, each having a term of three years. Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), the term of Class I directors will terminate on the date of the 1998 Annual Meeting of the Stockholders. The terms of the Class II and Class III directors will terminate on the date of the Annual Meeting of the Stockholders in 1999 and 2000, respectively.

    COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

    The Board of Directors held ten regular meetings during 1997. Each member of the Board of Directors attended at least 50% of the aggregate number of meetings of the Board of Directors and the committees of which he was a member during the last year.

    The Company has an Audit Committee that consists of Messrs. Bailey, Garb and Sporborg. The Audit Committee reviews the internal control of the Company and reviews the services performed and to be performed by the independent auditors of the Company during the year. The members of the Audit Committee also meet regularly with the independent auditors to review the scope and results of the annual audit. The Audit Committee met twice during 1997.

    The Company also has a Compensation Committee that consists of Messrs. Bailey, Garb and Sporborg. The Compensation Committee reviews the compensation of the officers of the Company, including executive bonus plan allocations, and was responsible for the administration of the Getty Communications Executive Share Option Plan and is responsible for the administration for the Getty Images, Inc. 1998 Stock Incentive Plan. The Compensation Committee met once during 1997.

    BUSINESS EXPERIENCE OF OTHER EXECUTIVE OFFICERS

    Set forth below is certain information with respect to other executive officers of Getty Images:

NAME                           AGE                         BUSINESS EXPERIENCE DURING PAST FIVE YEARS
-------------------------      ---      --------------------------------------------------------------------------------
LAWRENCE J. GOULD                  39   Mr. Gould has been the Chief Financial Officer and Senior Vice President,
                                          Finance since February 1998 and served as the Chief Financial Officer of Getty
                                          Communications plc from March 1995 to February 1996. From 1990 to March 1995,
                                          Mr. Gould served as the Finance Director of Tony Stone Images. From 1981 to
                                          1990, Mr. Gould held several positions at Coopers & Lybrand, in both its audit and corporate finance departments.

NAME                           AGE                         BUSINESS EXPERIENCE DURING PAST FIVE YEARS
-------------------------      ---      --------------------------------------------------------------------------------
NICHOLAS EVANS-LOMBE               31   Mr. Evans-Lombe has been Senior Vice President, Strategy and Corporate
                                          Development since February 1998 and served as the Director of Strategy and
                                          Corporate Development of Getty Communications plc from 1997 to February 1998.
                                          Prior to joining Getty Communications plc in 1996, Mr. Evans-Lombe held various positions in the corporate finance division at Hambros Bank Limited from 1989 to December 1995. At Getty Communications plc and the Company, he
                                          has been involved with strategy and development and the management of the licensee network.

WILLIAM HESTON                     38   Mr. Heston has been Senior Vice President, Head of Getty Images On-Line Group
                                          since February 1998 and served as Senior Vice President, Business Development of PhotoDisc, Inc. from June 1997 to February 1998. Mr. Heston also served as a director of PhotoDisc, Inc. from February 1994 to August 1996, and as its
                                          Vice President, Business Development from April 1994 to June 1997. From
                                          January 1993 until April 1994, Mr. Heston was a consultant to PhotoDisc, Inc.
                                          From September 1985 to December 1992, Mr. Heston was a general partner of The
                                          Phoenix Partners, a venture capital firm.

HEATHER B. REDMAN                  33   Ms. Redman has been Senior Vice President, General Counsel and Secretary since
                                          February 1998 and served as General Counsel to PhotoDisc, Inc. from June 1996 to February 1998, its Vice President from July 1997 to February 1998 and its
                                          Secretary from August 1996 to February 1998. Prior to joining PhotoDisc, Inc.,
                                          Ms. Redman was associated with the law firm of Heller Ehrman White & McAuliffe from November 1991 until June 1996.

DON P. SMITH                       37   Mr. Smith has been Senior Vice President, Services since February 1998 and served as Group Services Director of Getty Communications plc from February
                                          1997 to February 1998. From 1995 to January 1997, he was Divisional Managing
                                          Director of Wace Corporate Imaging. From 1988 to 1995, Mr. Smith worked in a number of production roles at RR Donnelley before being appointed Divisional
                                          Director.

WARWICK WOODHOUSE                  46   Mr. Woodhouse has been Senior Vice President, Planning since February 1998 and served as Group Planning Director of Getty Communications plc from October
                                          1996 to February 1998. Prior to joining Getty Communications plc, Mr.
                                          Woodhouse had gained extensive international experience in organizational design and the management of change, customer service and strategic development. From 1996 until October 1996, Mr. Woodhouse was Executive
                                          Director of Strategic Development of Rennies Travel Pty, a travel and travel-related services company. During 1995, he was an Associate Partner at
                                          PA Consulting Group, a London-based international management consulting firm.
                                          From 1990 to 1995, Mr. Woodhouse held various executive positions at The
                                          Thomas Cook Group Ltd., a travel and travel-related services company.

NAME                           AGE                         BUSINESS EXPERIENCE DURING PAST FIVE YEARS
-------------------------      ---      --------------------------------------------------------------------------------
MICHEL G. BERNARD                  61   Mr. Bernard has been Managing Director, Gamma Liaison since 1997, following the acquisition of Liaison Agency by Getty Communications plc. Mr. Bernard founded
                                          Liaison Agency in New York in 1966. From 1966 to 1997, Mr. Bernard was
                                          President of Liaison Agency, and was responsible for the development of Gamma
                                          Liaison into one of the leading news and reportage agencies in North America.
                                          Prior to 1966, Mr. Bernard was the U.S. correspondent for various French newspapers and broadcasting companies.

ANDREW DUNCOMB                     31   Mr. Duncomb has been President, Tony Stone Images/Hulton Getty Americas since
                                          1997. Mr. Duncomb joined Tony Stone Images in 1990 and became Vice President of Sales at Tony Stone Images/New York in 1994 before returning to London in
                                          1995 to manage Getty Communications plc's network of licensees throughout
                                          Europe, Australia and Japan. In 1996, he became Managing Director of Getty
                                          Communications plc's newly acquired footage division in North America.

JAN ROSS                           46   Ms. Ross has been Chief Executive Officer, Energy Film Library since July 1997.
                                          Ms. Ross co-founded Energy Film Library in 1974, serving as its Chief
                                          Executive Officer since 1993, which was acquired by Getty Communications in
                                          1997.

STEPHEN B. WARSHAW                 49   Mr. Warshaw has been Managing Director, Tony Stone Images and Hulton Getty since
                                          October 1997. From 1990 until October 1997, he held various divisional Chief
                                          Executive positions at Reed Elsevier plc. Prior to 1990, Mr. Warshaw held
                                          Divisional Managing Director positions at William Collins plc and Oxford
                                          University Press.

ROBERT J. CHAMBERLAIN              44   Mr. Chamberlain has been Co-President, PhotoDisc, Inc. since February 1998 and served as its Chief Financial Officer and Senior Vice President, Finance from
                                          May 1997 to February 1998. Prior to joining PhotoDisc, Inc., Mr. Chamberlain served as Executive Vice President and Chief Financial Officer of Midcom
                                          Communications, Inc., a telecommunications reseller, from January 1996 to May
                                          1997. From January 1992 to December 1995, Mr. Chamberlain was Vice President
                                          of Finance and Operations and Chief Financial Officer for ElseWare
                                          Corporation, a font technology software developer.

SALLY VON BARGEN                   49   Ms. von Bargen has been Co-President, PhotoDisc, Inc. since February 1998 and served as its Senior Vice President of Sales and Service from March 1997 to
                                          February 1998. Ms. von Bargen served as a director of PhotoDisc, Inc. from
                                          1992 to August 1996, and as an advisor and consultant to the Chief Executive
                                          Officer and President from September 1995 to March 1997. She was also a senior management consultant with Satellite Market Resources from September 1992 to
                                          November 1996 and a Seattle public school teacher from September 1993 to June
                                          1994.

STEPHEN M. POWELL                  45   Mr. Powell has been Chief Executive Officer, Allsport Photographic plc since
                                          February 1998. Mr. Powell helped establish Allsport Photographic plc in 1971, which was acquired by Getty Images in February 1998.

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY OF CASH AND OTHER COMPENSATION

    The following table sets forth certain information regarding compensation paid or earned for all services rendered to Getty Communications plc ("Getty Communications"), predecessor to Getty Images, in all capacities during the fiscal years ended December 31, 1997, 1996 and 1995, respectively, by Getty Images' chief executive officer and the four other most highly compensated executive officers of Getty Images whose total annual salary and bonus exceeded $100,000, based on salary and bonuses earned during the fiscal years ended December 31, 1997, 1996 and 1995, respectively, (collectively, the "Named Executive Officers"):

                         SUMMARY COMPENSATION TABLE(1)

                                                                                        LONG TERM
                                                                                      COMPENSATION
                                                                                      -------------
                                                               ANNUAL COMPENSATION     SECURITIES
                                                             -----------------------   UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                       YEAR(2)    SALARY(3)   BONUS(3)(4)  OPTIONS(#)(5)  COMPENSATION(6)
----------------------------------------------  -----------  ----------  -----------  -------------  ----------------
Jonathan D. Klein ............................        1997   $  228,677          --             --     $   16,573(7)
  Chief Executive Officer                             1996      187,206   $  20,288        923,985
                                                      1995       72,990          --             --
Mark H. Getty ................................        1997      228,677          --             --         13,965(8)
  Chairman of the Board                               1996      187,206      20,288        923,985
                                                      1995       72,990          --             --
Lawrence J. Gould ............................        1997      134,185          --        --              21,462(9)
  Senior Vice President, Finance                      1996      128,750      16,737         36,250
                                                      1995       89,349      16,037             --
Warwick Woodhouse ............................        1997      114,177      83,584(10)       30,500       13,180(11)
  Senior Vice President, Planning                     1996       21,390          --             --
                                                      1995           --          --             --
Don P. Smith .................................        1997      112,674      32,778         30,500         27,707(12)
  Senior Vice President, Services                     1996           --          --             --
                                                      1995           --          --             --

------------------------------

(1) The cash compensation paid to the Named Executive Officers was paid in pounds sterling and has been translated into U.S. dollars on an annual basis. The exchange rates in U.S. dollars per pound sterling based on the average of the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York in effect on each day for the years ended December 31, 1997, 1996 and 1995 were $1.64, $1.56 and $1.58, respectively.

(2) Getty Communications, predecessor to the Company, became a reporting company under the Securities Exchange Act of 1934, as amended, on July 2, 1996.

(3) The Salary and Bonus information included herein relates to salaries and bonuses paid to Messrs. Klein, Getty, Gould, Woodhouse, and Smith as employees of Getty Communications.

(4) The amounts disclosed in the Bonus column were all awarded under the Getty Communications plc Executive Bonus Plan.

(5) The Securities Underlying Options information reflects options over common stock, par value $0.01 per share (the "Common Stock"), of Getty Images. These options were granted over Getty Communications Class A ordinary shares pursuant to the Getty Communications plc Executive Share Option Plan. Pursuant to such share option plan, such options are immediately exercisable until May 17, 1998. As an alternative to exercising such options, the optionholders may elect to exchange their options for new options over Common Stock. The new options will be over one share of Common Stock for each two Getty Communications Class A ordinary shares under option prior to the exchange, with the exercise price for each share of Common Stock being the aggregate of the option price for the two Getty Communications Class A ordinary shares formerly under option. The new options will be deemed to be vested with respect to 25% one year from the date of grant and the remainder will vest ratably on the first of each month for the next three years therafter. Messrs. Klein and Getty have agreed to exchange their options to new options over Common Stock.

(6) The amounts disclosed in this column include Company contributions under the Company's pension plan and other miscellaneous benefits as described in the footnotes below, for the Company's most recent fiscal year.

(7) Represents $1,850 for permanent health insurance, $12,115 for car allowance, $2,280 for fuel expenses and $328 for mobile phone expenses.

(8) Represents $11,357 for car allowance, $2,280 for fuel expenses and $328 for mobile phone expenses.

(9) Represents $19,793 for company pension contributions, $1,172 for permanent health insurance, $169 for life assurance and $328 for mobile phone expenses.

(10) The amount reflects bonuses of $42,611 paid in 1997 and $40,973 earned in 1997, but paid in 1998.

(11) Represents $11,756 for company pension contributions, $341 for private medical insurance, $755 for life assurance and $328 for mobile phone expenses.

(12) Represents $11,336 for company pension contributions, $328 for mobile phone expenses, $11,800 for accommodation expenses and $4,243 for relocation expenses.

    1997 STOCK OPTION GRANTS

    The following table sets forth certain information concerning options granted during 1997 to the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  POTENTIAL REALIZABLE
                                                  INDIVIDUAL GRANTS                                 VALUE AT ASSUMED
                                   -----------------------------------------------               ANNUAL RATES OF STOCK
                                    NUMBER OF                                                    PRICE APPRECIATION FOR
                                   SECURITIES   PERCENT OF TOTAL                                     OPTION TERM(1)
                                   UNDERLYING    OPTIONS GRANTED                                 ----------------------
                                     OPTIONS     TO EMPLOYEES IN   EXERCISE PRICE   EXPIRATION    ASSUMED     ASSUMED
NAME                               GRANTED(2)      FISCAL YEAR        PER SHARE        DATE       RATE 5%     RATE 10%
---------------------------------  -----------  -----------------  ---------------  -----------  ----------  ----------
Warwick Woodhouse................      15,250               7%        $   13.62        5/15/04   $  130,625  $  331,028
                                       15,250               7             21.94        5/15/04        3,745     204,148
Don P. Smith.....................      15,250               7             13.62        5/15/04      130,625     331,028
                                       15,250               7             21.94        5/15/04        3,745     204,148

------------------------

(1) The potential gain is calculated from the closing price of Common Stock on the dates of grant to executive officers. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions.

(2) The Number of Securities Underlying Options Granted information reflects options over Common Stock. These options were granted over Getty Communications Class A ordinary shares pursuant to the Getty Communications plc Executive Share Option Plan. Pursuant to such share option plan, such options are immediately exercisable until May 17, 1998. As an alternative to exercising such options, the optionholders may elect to exchange their options for new options over Common Stock. The new options will be over one share of Common Stock for each two Getty Communications Class A ordinary shares under option prior to the exchange, with the exercise price for each share of Common Stock being the aggregate of the option price for the two Getty Communications Class A ordinary shares formerly under option. The new options will be deemed to be vested with respect to 25% one year from the date of grant and the remainder will vest ratably on the first of each month for the next three years thereafter. The new options will expire 10 years after the date of grant, which will be May 15, 2007.

    1996 STOCK OPTION GRANTS

    The following table sets forth certain information concerning options granted during 1996 to the Named Executive Officers:

                             OPTION GRANTS IN 1996

                                             INDIVIDUAL GRANTS                             POTENTIAL REALIZABLE VALUE
                               ---------------------------------------------               AT ASSUMED ANNUAL RATES OF
                                NUMBER OF     PERCENT OF                                    STOCK PRICE APPRECIATION
                               SECURITIES    TOTAL OPTIONS                                     FOR OPTION TERM(1)
                               UNDERLYING     GRANTED TO                                   --------------------------
                                 OPTIONS     EMPLOYEES IN    EXERCISE PRICE   EXPIRATION   ASSUMED RATE  ASSUMED RATE
NAME                           GRANTED(2)     FISCAL YEAR       PER SHARE        DATE           5%           10%
-----------------------------  -----------  ---------------  ---------------  -----------  ------------  ------------
Jonathan D. Klein............     615,990           29.7%       $   10.00         7/2/07   $  3,873,928  $  9,817,294
                                  307,995           14.9            16.10         7/2/07         58,195     3,029,878
Mark H. Getty................     615,990           29.7            10.00         7/2/03      3,873,928     9,817,294
                                  307,995           14.9            16.10         7/2/03         58,195     3,029,878
Lawrence J. Gould............      18,125              *            10.00         7/2/03        113,987       288,866
                                   18,125              *            16.10         7/2/03          3,425       178,303

------------------------

 *  Less than 1%

(1) The potential gain is calculated from the closing price of Common Stock on the dates of grant to executive officers. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions.

(2) The Number of Securities Underlying Options Granted information reflects options over Common Stock. These options were granted over Getty Communications Class A ordinary shares pursuant to the Getty Communications plc Executive Share Option Plan. Pursuant to such share option plan, such options are immediately exercisable until May 17, 1998. As an alternative to exercising such options, the optionholders may elect to exchange their options for new options over Common Stock. The new options will be over one share of Common Stock for each two Getty Communications Class A ordinary shares under option prior to the exchange, with the exercise price for each share of Common Stock being the aggregate of the option price for the two Getty Communications Class A ordinary shares formerly under option. The new options will be deemed to be vested with respect to 25% one year from the date of grant and the remainder will vest ratably on the first of each month for the next three years thereafter. The new options will expire 10 years after the date of grant, which will be July 2, 2006.

    AGGREGATE OPTION EXERCISES IN 1997 AND VALUES AT YEAR-END 1997

    The following table sets forth information regarding the number and aggregate dollar value of unexercised options held as of December 31, 1997:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES(1)

                                                              NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                                    OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                                                DECEMBER 31, 1997          DECEMBER 31, 1997(2)
                                                            --------------------------  --------------------------
                                                            EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                                            -----------  -------------  -----------  -------------
Jonathan D. Klein.........................................      61,599        862,386    $ (75,459)   $ 2,625,657
Mark H. Getty.............................................      61,599        862,386      (75,459)     2,625,657
Lawrence J. Gould.........................................       3,625         32,625       (4,441)        70,597
Warwick Woodhouse.........................................      --             30,500       --            (88,603)
Don P. Smith..............................................      --             30,500       --            (88,603)

------------------------

(1) None of the Named Executive Officers exercised options to purchase stock of Getty Communications in 1997.

(2) Values are calculated for options that are "in-the-money" by subtracting the exercise price per share of the option from the per share closing price of Getty Communications on December 31, 1997, which was $14.875.

    AGGREGATE OPTION EXERCISES IN 1996 AND VALUES AT YEAR-END 1996

    The following table sets forth information regarding the number and aggregate dollar value of unexercised options held as of December 31, 1996:

                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1996
                      AND FISCAL YEAR-END OPTION VALUES(1)

                                                                NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                                      OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                                                  DECEMBER 31, 1996             DECEMBER 31, 1996(2)
                                                            ------------------------------  ----------------------------
                                                              EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                            ---------------  -------------  -------------  -------------
Jonathan D. Klein.........................................        --              923,985     $  --         $ 2,741,156
Mark H. Getty.............................................        --              923,985        --           2,741,156
Lawrence J. Gould.........................................        --               36,250        --              70,688
Warwick Woodhouse.........................................        --              --             --             --
Don P. Smith..............................................        --              --             --             --

------------------------------

(1) None of the Named Executive Officers exercised options to purchase stock of Getty Communications in 1996.

(2) Values are calculated for options that are "in-the-money" by subtracting the exercise price per share of the option from the per share closing price of Getty Communications on December 31, 1996, which was $15.00.

    EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

    AGREEMENTS WITH JONATHAN D. KLEIN. As of February 9, 1998 (the "Effective Date"), both Getty Images and Getty Communications entered into employment agreements with Jonathan D. Klein, pursuant to which Mr. Klein has agreed to serve as the Chief Executive Officer of the Getty Images Group. Mr. Klein's agreement with Getty Images Group related to his services to be performed for the Getty Images Group outside of the United Kingdom and his agreement with Getty Communications relates to his services to be performed for the Getty Images Group in the United Kingdom. Each of the employment agreements with Mr. Klein is for a term commencing on February 9, 1998 and continuing until either party provides the other with at least twelve months' notice of its intent not to renew the agreement, provided that neither party may provide the other with a notice of termination to terminate either agreement prior to the third anniversary of the effective date of the agreements.

    During the term of the agreements, Mr. Klein will receive the aggregate amount of $325,000 as base salary (as may be increased from time to time) and will participate in a bonus plan pursuant to which he will have the opportunity to earn up to 60% of his base salary as a bonus in each calendar year during the term. Mr. Klein's employment agreement also provides him with certain other benefits and perquisites, such as a supplemental pension program, a company car and reimbursement of expenses associated therewith, and certain other welfare and fringe benefits.

    In addition, pursuant to his employment agreements, Mr. Klein was granted an option to purchase 75,000 shares of Common Stock at an exercise price equal to the fair market value of such stock on the Effective Date, which was $20.91 per share, which option will vest in full on February 1, 1999, and an additional option to purchase 500,000 shares of Common Stock, at an exercise price equal to the fair market value of Common Stock on the Effective Date, which option will vest as to 25% on February 1, 1999 and the remainder will vest ratably on the first day of each month thereafter over the following three years.

    In the event that Mr. Klein is terminated without "cause" or "disability" or resigns for "good reason" (as each such term is defined in his employment agreement), he will receive (in addition to amounts accrued and unpaid) a lump sum payment in an amount equal to his base salary, maximum bonus and supplemental pension contributions for the remainder of the term of the agreement. In the event of a change in control of Getty Images (as defined in the Getty Images, Inc. 1998 Stock Incentive Plan (the "Stock Incentive Plan")), Mr. Klein will have the right to resign his employment and receive a lump sum payment in an amount equal to his base salary, maximum bonus and supplemental pension contributions for the remainder of the term of the agreement. In either of these circumstances, Mr. Klein and his eligible dependents will continue to participate in the Company's medical benefit plans for the longer of two years following the termination or resignation, as the case may be, and the remainder of the term. In the event that any of the payments to be made to Mr. Klein would constitute "excess parachute payments" within the meaning of Section 280G of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), the aggregate amount of his parachute payments will be reduced to $1.00 less than three times Mr. Klein's "base amount" (as defined under Section 280G of the Code).

    AGREEMENT WITH MARK H. GETTY. As of the Effective Date, Getty Communications entered into an employment agreement with Mark H. Getty, pursuant to which Mr. Getty has agreed to serve as the Co-Chairman of the Board of Directors of Getty Images for a term commencing on February 9, 1998 and continuing until either party provides the other with at least twelve month's notice of its intent not to renew the agreement, provided that neither party may provide the other with a notice of termination to terminate the agreement prior to the third anniversary of the effective date of the agreement.

    During the term of the agreement, Mr. Getty will receive a base salary of $275,000 (as may be increased from time to time) and will participate in a bonus plan pursuant to which he will have the opportunity to earn up to 50% of his base salary as a bonus in each calendar year during the term. Mr. Getty's employment agreement also provides him with certain other benefits and perquisites, such as a supplemental pension program, a company car and reimbursement of expenses associated therewith, and certain other welfare and fringe benefits.

    In addition, pursuant to his employment agreement, Mr. Getty was granted an option to purchase 75,000 shares of Common Stock at an exercise price equal to the fair market value of such stock on the Effective Date, which was $20.91 per share, which option will vest in full on February 1, 1999, and an additional option to purchase 500,000 shares of Common Stock, at an exercise price equal to the fair market value of Common Stock on the Effective Date, which option will vest as to 25% on February 1, 1999 and the remainder will vest ratably on the first day of each month thereafter over the following three years.

    In the event that Mr. Getty is terminated without "cause" or "disability" or resigns for "good reason" (as each such term is defined in his employment agreement), he will receive (in addition to amounts accrued and unpaid) a lump sum payment in an amount equal to his base salary, maximum bonus and supplemental pension contributions for the remainder of the term of the agreement. In the event of a change in control of Getty Images (as defined in the Stock Incentive Plan), Mr. Getty will have the right to resign his employment and receive a lump sum payment in an amount equal to his base salary, maximum bonus and supplemental pension contributions for the remainder of the term of the agreement. In either of these circumstances, Mr. Getty and his eligible dependents will continue to participate in the Company's medical benefit plans for the longer of two years following the termination or resignation, as the case may be, and the remainder of the term. In the event that any of the payments to be made to Mr. Getty would constitute "excess parachute payments" within the meaning of Section 280G of the Code, the aggregate amount of his parachute payments will be reduced to $1.00 less than three times Mr. Getty's "base amount" (as defined under Section 280G of the Code).

    COMPENSATION OF DIRECTORS

    Members of the Board of Directors did not receive any cash compensation in connection with their service on the Board or any committee thereof during 1997, 1996 or 1995. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or any committee thereof. During 1997, Mr. Fernandez received an option to purchase 10,000 shares of the Common Stock at an exercise price equal to the market price of the Common Stock on the date of the grant, and another option with respect to 10,000 shares at a higher premium exercise price, pursuant to the Getty Communications plc Executive Share Option Plan.

    BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION FOR 1997 AND
     1996

    COMPENSATION COMMITTEE GOVERNANCE. The Compensation Committee of Getty Communications plc was composed, in 1997, of the five directors listed below, and in 1996, of Messrs. Sporborg, Garb, Getty and Klein. Messrs. Getty and Klein absented themselves from Compensation Committee meetings when their own compensation was being discussed, and in the event of a tie vote, the chairman of the Committee had the deciding vote. The Compensation Committee is responsible for the general compensation policies of the Company, and in particular is responsible for setting and administering the policies that govern executive compensation and administering the Company's equity-based employee compensation benefit plans. The Compensation Committee evaluates the performance of management and determines the compensation levels for all executive officers. After the consummation of the transactions (the "Transactions") contemplated by the Merger Agreement dated as of September 15, 1997 among Getty Images, Getty Communications, PhotoDisc, Inc. ("PhotoDisc"), and Print Merger, Inc., a wholly owned subsidiary of Getty Images, Getty Images established a Compensation Committee with Messrs. Bailey, Garb and Sporborg as its initial members.

    COMPENSATION POLICIES. The primary objectives of the Company's compensation policies and programs are (i) to attract and retain key executives, (ii) to reward performance by the executives which benefits the stockholders of Getty Images (the "Stockholders") and (iii) to align the financial interests of the company's executive officers directly with those of the Stockholders. The primary elements of executive officer compensation are base salary, annual cash bonuses, and stock option grants. The salary is based on factors such as related experience, level of responsibility, and comparison to similar positions in comparable companies. The annual cash bonuses are based on the Company's performance measured against attainment of financial and other objectives, and on individual performance. Stock option grants are intended to align the executive officer's interest with those of the Stockholders, and are determined based on the executive officer's level of responsibility, number of options or shares previously granted, and contributions toward achieving the goals and objectives of the Company. Additional information on each of these compensation elements follows.

    - SALARIES. Base salaries for the executive officers are based on performance of the individual, increases in responsibility and salaries for similar positions. Comparisons are made to the total compensation packages of companies in the media and other related industries that are comparable in size and structure. Base salaries are generally in the range of median base salaries paid by such comparable companies to employees having duties and responsibilities similar to those of the executive officers.

    - EXECUTIVE BONUS PLAN. Annual bonuses are awarded on a discretionary basis and reflect both Company and individual performance. The Compensation Committee considers numerous qualitative and quantitative factors in determining these bonus awards, including individual performance, corporate and segment revenue and profit goals, performance and compensation levels of comparable companies.

    - OPTION GRANTS. Stock options are an integral part of each executive officer's compensation and are utilized by the Company to provide an incentive to the officer, and to align the interests of the executive with those of the Stockholders by providing him with a financial interest in the Company. Options granted by the Compensation Committee under the Getty Communications plc Executive Share Option Plan (the "Share Option Plan") are made at fair market value on the date of the grant, vest over a period of five years, at a rate of 20% per year, and expire after seven years. Such options are not exercisable for three years after the date of the grant. In addition, executive officers were granted premium options at an exercise price based on an assumed 10% return on investment compounded over five years. The premium options vest over a period of five years, at a rate of 20% per year, and expire after seven years. In making grants, the Compensation Committee takes into account the executive officer's contributions to the Company, scope of responsibilities, salary and the number of options previously granted. The executive officers were granted a significant number of options in 1996, as the Compensation Committee sought to implement its overall strategy of aligning the financial interests of the executive officers with those of the Stockholders. The options granted in 1997 and 1996 were granted pursuant to the Share Option Plan. Upon the consummation of the Transactions and pursuant to the Share Option Plan, such options became immediately exercisable until May 17, 1998. As an alternative to exercising such options, the optionholders may elect to exchange their options over Getty Communications Class A ordinary shares to new options over Common Stock, with the exercise price for each share of Common Stock being the aggregate of the option price for the two Getty Communications Class A ordinary shares formerly under option. The new options will be deemed to be vested with respect to 25% one year from the date of grant and the remainder will vest ratably on the first of each month for the next three years thereafter. Any future options granted by Getty Images will be granted under, and governed by, the Getty Images, Inc. 1998 Stock Incentive Plan, which was adopted by the Company in connection with the Transactions.

    SECTION 162(m). As a foreign corporation, Section 162(m) of the Code was not applicable to Getty Communications in 1997 and 1996. Furthermore, even if the Company was a U.S. taxpayer, it would not have had any compensation paid disallowed under Section 162(m) of the Code

                                          COMPENSATION COMMITTEE
                                          Christopher H. Sporborg (Chairman)
                                          James N. Bailey
                                          Andrew S. Garb
                                          Mark H. Getty
                                          Jonathan D. Klein

    PERFORMANCE GRAPH

    Set forth below is a graph comparing cumulative total stockholder returns on the Common Stock, the Nasdaq Stock Market Index of U.S. Companies (the "Nasdaq Market Index") and the S & P Photography/ Imaging Index (the "Image Index"). The graph assumes the $100 was invested on July 2, 1996 (the date of Getty Communications' initial public offering) in Getty Images (using Getty Communications initial offering price of $10.00 per share), and no payment or reinvestment of dividends, and is rounded to the nearest whole dollar. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

                                    [CHART]

MEASUREMENT POINT    GETTY IMAGES      NASDAQ MARKET INDEX     IMAGE INDEX
------------------  ---------------  -----------------------  -------------
        7/2/96         $     100            $     100           $     100
      12/31/96               150                  108                 104
      12/31/97               149                  132                  80
       4/24/98               230                  157                  91

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of April 24, 1998, with respect to directors, certain employees of the Company and each person who is known by the Company to own beneficially more than 5% of the shares of its Common Stock, and with respect to shares of Common Stock owned beneficially by all directors and executive officers of the Company as a group:

                                                                AMOUNT AND NATURE OF BENEFICIAL
                                                                OWNERSHIP OF COMMON SHARES AS OF
NAMES                                                                  APRIL 24, 1998(1)          PERCENT OF CLASS
--------------------------------------------------------------  --------------------------------  -----------------
Mark H. Getty.................................................                1,065,345(2)                  3.4%
Mark Torrance.................................................                5,328,179(3)                 17.3
Jonathan D. Klein.............................................                1,065,795(4)                  3.4
James N. Bailey...............................................                        0                   *
Manny Fernandez...............................................                    4,792(5)                *
Andrew Garb...................................................                   10,000                   *
Christopher H. Sporborg.......................................                      800                   *
Anthony Stone.................................................                  130,019                   *
Lawrence J. Gould.............................................                  155,035(6)                *
Don P. Smith..................................................                        0                   *
Warwick Woodhouse.............................................                   15,450(7)                *
Getty Investments L.L.C.......................................                8,040,690(8)                 26.0
PDI, L.L.C....................................................                5,294,581(9)                 17.2
Wade Torrance.................................................                2,223,224(10)                 7.2
All Executive Officers and Directors as a group (21
 persons).....................................................                9,178,898(11)                28.6

------------------------------

*   Less than 1%

 (1) Beneficial ownership represents sole voting and investment power and is defined by the Securities and Exchange Commission (the "Commission") to mean generally the power to vote or dispose of securities, regardless of economic interest. Getty Images had 30,868,211 shares of Common Stock outstanding as of April 24, 1998. To the Company's knowledge, the only stockholders who beneficially owned more than 5% of the outstanding common shares as of April 24, 1998, were Mr. Torrance, Ms. Torrance, PDI, L.L.C. and Getty Investments L.L.C.

 (2) Includes 442,743 shares of Common Stock issuable upon exercise of outstanding options and 622,602 shares held by the October 1993 Trust, a trust established by Mr. Mark Getty of which he and his immediate family are the beneficiaries. The Common Stock held by the October 1993 Trust are subject to the Getty Parties Stockholders' Agreement and are voted as directed by Getty Investments L.L.C. Mr. Getty's business address is 101 Bayham Street, London NWI OAG, England.

 (3) Mr. Torrance has sole voting power with respect to the shares held by PDI, L.L.C, of which he is Manager, but disclaims beneficial ownership of 2,223,224 shares of Common Stock in which he has no pecuniary interest. See Note (8) below. Mr. Torrance's business address is 2013 Fourth Avenue, Fourth Floor, Seattle, WA 98122.

 (4) Includes 442,743 shares of Common Stock issuable upon exercise of outstanding options and 622,602 shares held by Crediton Limited, a company of which the sole beneficiary is Mr. Jonathan Klein. The Common Stock held by Crediton Limited are subject to the Getty Parties Stockholders' Agreement and are voted as directed by Getty Investments L.L.C. Mr. Klein's business address is 101 Bayham Street, NW1 OAG, England.

 (5) Represents 4,792 shares of Common Stock issuable upon exercise of outstanding options.

 (6) Includes 18,125 shares of Common Stock issuable upon exercise of outstanding options.

 (7) Represents 15,250 shares of Common Stock issuable upon exercise of outstanding options.

 (8) The address of Getty Investments L.L.C. is 1325 Airmotive Way, Suite 262, Reno, Nevada 89502.

 (9) PDI, L.L.C. is a Washington limited liability company formed on October 31, 1996 with five members, Mr. Mark Torrance, Ms. Wade Torrance and three trusts established for the benefit of their children. Mr. Mark Torrance, Co-Chairman of Getty Images, is manager of PDI, L.L.C. and has sole voting power with respect to the shares held by PDI, L.L.C. and disclaims beneficial ownership of 2,223,224 shares of Common Stock held by PDI, L.L.C. in which he has no pecuniary interest. The address for the PDI, L.L.C. is 2013 Fourth Avenue, Seattle, Washington 98121.

 (10) Represents 2,223,224 shares of Common Stock held by PDI, L.L.C. Ms. Torrance's address is The Highland, Seattle, Washington 98117.

 (11) Includes 1,220,610 shares issuable upon exercise of outstanding options to purchase Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The following includes a summary of the material terms of certain agreements to which Getty Images is a party, copies of which have been filed as exhibits to this Form 10-K/A or to the Company's previous filings with the Commission. The following does not purport to be complete and is qualified in its entirety by reference to the copies of the agreements filed with the Commission.

    EMPLOYMENT AGREEMENT WITH MARK TORRANCE

    As of the Effective Date, Getty Images entered into an employment agreement with Mark Torrance pursuant to which Mr. Torrance has agreed to serve as the Co-Chairman of the Board of Directors of Getty Images for a term commencing on February 9, 1998 and continuing until either party provides the other with at least twelve months' notice of its intent not to renew the agreement, provided that neither party may provide the other with a notice of termination to terminate the agreement prior to the third anniversary of the effective date of the agreement.

    During the term of the agreement, Mr. Torrance will receive a base salary of $275,000 (as may be increased from time to time) and will participate in a bonus plan pursuant to which he will have the opportunity to earn up to 50% of his base salary as a bonus in each calendar year during the term. Mr. Torrance's employment agreement also provides him with certain other benefits and prerequisits, such as a supplemental pension program, a company car and reimbursement of expenses associated therewith, and certain other welfare and fringe benefits.

    In addition, pursuant to his employment agreement, Mr. Torrance was granted an option to purchase 50,000 shares of Common Stock at an exercise price equal to the fair market value of such stock on the Effective Date, which was $20.91 per share, which option will vest in full on February 1, 1999, and an additional option to purchase 500,000 shares of Common Stock, at an exercise price equal to the fair market value of Common Stock on the Effective Date, which option will vest as to 25% on February 1, 1999 and the remainder will vest ratably on the first day of each month thereafter over the following three years.

    In the event that Mr. Torrance is terminated without "cause" or "disability" or resigns for "good reason" (as each such term is defined in his employment agreement), he will receive (in addition to amounts accrued and unpaid) a lump sum payment in an amount equal to his base salary, maximum bonus and supplemental pension contributions for the remainder of the term of the agreement. In the event of a change in control of Getty Images (as defined in the Getty Images, Inc. 1998 Stock Incentive Plan), Mr. Torrance will have the right to resign his employment and receive a lump sum payment in an amount equal to his base salary, maximum bonus and supplemental pension contributions for the remainder of the term of the agreement. In either of these circumstances, Mr. Torrance and his eligible dependents will continue to participate in the Company's medical benefit plans for the longer of two years following the termination or resignation, as the case may be, and the remainder of the term. In the event that any of the payments to be made to Mr. Torrance would constitute "excess parachute payments" within the meaning of Section 280G of the Code, the aggregate amount of his parachute payments will be reduced to $1.00 less than three times Mr. Torrance's "base amount" (as defined under Section 280G of the Code).

    OTHER EMPLOYMENT AGREEMENTS

    As of the Effective Date, Getty Communications (and in the case of Jonathan
D. Klein for his services performed outside the U.K., Getty Images) entered into employment agreements with Jonathan D. Klein and Mark H. Getty. See "Item 11. Executive Compensation--Employment Agreements with Named Executive Officers".

    As of the Effective Date, Getty Images or PhotoDisc entered into employment agreements with certain executive officers of PhotoDisc, including Mr. William Heston, Ms. Heather B. Redman,

Mr. Robert J. Chamberlin, and Ms. Sally von Bargen to secure their services following the completion of the Transactions.

    THE STOCKHOLDERS' AGREEMENT

    The Company and (i) the Getty Group (as defined below) and (ii) the Torrance Group (as defined below) have entered into a Stockholders' Agreement dated as of February 9, 1998 (the "Stockholders' Agreement"), which, among other things, provides for representation on the Company's Board of Directors and limits the rights of the parties thereto to transfer their respective shares of Common Stock. Certain provisions of the Stockholders' Agreement are described below. The "Getty Group" refers collectively to Getty Investments L.L.C. ("Getty Investments"), Mr. Mark H. Getty, Mr. Jonathan D. Klein, Crediton Limited (a company of which the sole beneficiary is Mr. Klein) and the October 1993 Trust (a trust established by Mr. Getty). The "Torrance Group" refers collectively to PDI, L.L.C., Mr. Mark Torrance, Ms. Wade Torrance and certain of their family members. The Getty Group, together with the Torrance Group are collectively the "Significant Stockholders".

    Pursuant to the Stockholders' Agreement, no Significant Stockholder may sell, encumber or otherwise transfer such Significant Stockholder's shares of Common Stock except (i) to a Permitted Transferee (as defined below); (ii) pursuant to the terms of the Stockholders' Agreements; (iii) subject to the arrangements within their respective "Group", pursuant to a registered public offering of shares of Common Stock in which no person or "Group" will purchase more than 5% of the then outstanding shares of Common Stock; or (iv) subject to any arrangements within their respective "Group", sales within the Rule 144 volume limitation, or in a cashless exercise of options. A "Permitted Transferee" is defined generally as (i) Getty Images or its subsidiaries; (ii) in the case of any Significant Stockholder who is a natural person, a person to whom shares of Common Stock are transferred from such Significant Stockholder by gift, will or the laws of descent and distribution; (iii) any other member of the Getty Group or the Torrance Group, as the case may be; (iv) any affiliate of any Significant Stockholder; or (v) with respect to the taking of an encumbrance, any commercial bank or other financial institution that lends funds to a Significant Stockholder on condition of taking such encumbrance.

    If any Significant Stockholder (a "Prospective Seller") receives from or negotiates with a person, other than a Permitted Transferee or another Significant Stockholder (a "Stockholders' Agreement Third Party"), a bona fide offer to purchase any or all of such Prospective Seller's shares of Common Stock (the "Offered Stock") and such Prospective Seller intends to sell the Offered Stock to such Stockholder's Agreement Third Party, the Prospective Seller must provide written notice (the "Offer Notice") of such offer to Getty Images and the other Significant Stockholders constituting the Significant Stockholders' "Group" in which the Prospective Seller does not belong. The Offer Notice will constitute an offer by such Prospective Seller to sell to the recipients of such Offer Notice all (but not less than all) of the Offered Stock at the price per share of Common Stock at which the sale to the Stockholders' Agreement Third Party is proposed to be made in cash and will be irrevocable for ten days after receipt of such Offer Notice. The Prospective Seller has the right to reject any or all of the acceptances of the offer to sell the Offered Stock and sell all, but not less that all, the Offered Stock to the Stockholders' Agreement Third Party if (i) the Prospective Seller has not received acceptances as to all the Offered Stock prior to the expiration of the ten-day period following receipt of the Offer Notice or (ii) an accepting party fails to consummate the purchase of the Offered Stock and neither Getty Images nor the other Significant Stockholders who received the Offer Notice are prepared to purchase such Offered Stock within five business days of receiving notice of such failed purchase.

    Each of the Torrance Group and Getty Group will have the right, subject to termination conditions, to nominate one director. For so long as the Getty Group has the right to nominate one director of Getty Images, it shall also have the right to appoint from among the directors of Getty Images, the Chairman of Getty Images, provided however, that for so long as either Mark Torrance or Mark Getty are Co-Chairmen of the Board, such rights shall not be in effect.

    The obligations and rights of the Significant Stockholders relating to the rights of first refusal and right to nominate one director will terminate when the Getty Group or the Torrance Group, as the case may be, and any of such Group's Permitted Transferees collectively beneficially own fewer than the greater of 3,000,000 shares of Common Stock and such number of shares of Common Stock as is equal to two percent or less of the then outstanding shares of Common Stock.

    THE REGISTRATION RIGHTS AGREEMENTS

    In connection with the consummation of the Transactions, Getty Images entered into Registration Rights Agreements, one with PDI, L.L.C. and Mr. Mark Torrance (the "PDI Shareholders") and a second with Getty Investments. Pursuant to the terms of the Registration Rights Agreement between Getty Images and the PDI Shareholders (the "PDI Registration Rights Agreement"), the PDI Shareholders, subject to the terms and conditions set forth in the PDI Registrations Rights Agreement, may require Getty Images to file a registration statement with respect to all or a portion of the PDI Shareholders' shares of Common Stock (a "PDI Demand Right"), subject to certain limitations that may be imposed by the managing underwriter. The PDI Shareholders have a total of five Demand Rights, provided that the PDI Shareholders may not require the Company to file a registration statement on a "long form" on more than three occasions. In addition to their PDI Demand Rights, the PDI Shareholders will have the right to have any or all of their shares of Common Stock included in any registration by Getty Images with respect to an offering of Common Stock (a "PDI Piggy-Back Right"), subject to certain limitations that may be imposed by the managing underwriter. Both the PDI Demand Rights and PDI Piggy-Back Rights will terminate on the earlier of (i) the date that all of the PDI Shareholders' shares of the Common Stock can be sold within a three-month period under the volume limitation of Rule 144(e) of the Securities Act or (ii) on the 15th anniversary of the date of the PDI Registration Rights Agreement.

    Pursuant to the terms of the Registration Rights Agreement between Getty Images and Getty Investments (the "Getty Investments Registration Rights Agreement"), Getty Investments, subject to the terms and conditions set forth in the Getty Investments Registration Rights Agreement, may require Getty Images to file a registration statement with respect to all or a portion of Getty Investments' shares of Common Stock (a "Getty Demand Right"), subject to certain limitations that may be imposed by the managing underwriter. Getty Investments has five Getty Demand Rights. In addition to their Getty Demand Rights, Getty Investments will have the right to have any or all of their shares of Common Stockholder included in any registration by Getty Images with respect to an offering of Common Stock (a "Getty Piggy-Back Right"), subject to certain limitations that may be imposed by the managing underwriter. Both the Getty Demand Rights and the Getty Piggy-Back Rights will terminate on the earlier of
(i) the date that all of the shares of Common Stock held by Getty Investments L.L.C. can be sold within a three-month period under the volume limitation of Rule 144(e) of the Securities Act or (ii) on the 15th anniversary of the date of the Getty Investments Registration Rights Agreement.

    In addition to the registration rights described above, upon the consummation of the Transactions, Getty Images assumed the obligations of Getty Communications and PhotoDisc with respect to certain demand and piggy-back registration rights granted by the companies to certain of their respective shareholders, including, in the case of PhotoDisc, certain registration rights granted to holders of its Series A Preferred Stock, and, in the case of Getty Communications, certain registration rights granted to the October 1993 Trust and Crediton Limited, Messrs. Getty, Klein and Gould, RIT Capital Partners and Mr. Anthony Stone and The Schwartzberg Family L.P.

    GETTY PARTIES SHAREHOLDERS' AGREEMENT

    Getty Images, Getty Investments, the October 1993 Trust and Creditor Limited have entered into a Shareholders' Agreement with respect to their ownership of shares of Common Stock (the "Getty Parties Shareholders' Agreement"). Certain provisions of the Getty Parties Shareholders' Agreement are described below.

    The Getty Parties Shareholders' Agreement provides that all the Common Stock held by the parties thereto (other than the Company) will be voted as directed by the board of directors of Getty Investments. Before transferring such shares (other than certain permitted transfers to affiliates or family members who, as a condition of such permitted transfer, must agree to be bound by the terms of the Getty Parties Shareholders' Agreement), the parties must first offer such shares to the other parties. The price at which such shares must be offered is either the price that another purchaser is willing to pay for such shares or, in the event of a transfer pursuant to an exercise of registration rights, the average closing market price of the shares of Common Stock over the preceding ten business days. In the event that these rights of first refusal are not exercised with respect to all shares of Common Stock offered for sale, then the rights of first refusal in the Stockholders' Agreement will apply. See "--The Stockholders' Agreement."

    In the Getty Parties Shareholders' Agreement, the October 1993 Trust and Crediton Limited have each agreed to retain at least 311,301 shares of Common Stock until July 8, 2001 and thereafter to retain at least 155,651 for an additional two years, provided, however, that the October 1993 Trust and Crediton Limited may sell shares in the event that (i) Mr. Mark Getty (in the case of the October 1993 Trust) or Mr. Jonathan Klein (in the case of Crediton Limited) ceases to be employed by the Company or any of its subsidiaries, or
(ii) Getty Investments and its members cease at any time to hold at least 7% of the then outstanding shares of Common Stock. In addition, if Getty Investments or any of its members sells any shares of Common Stock, the October 1993 Trust and Crediton Limited will be permitted to sell the same proportion of their shares of Common Stock which are subject to this sale restriction as the number of shares of Common Stock sold by Getty Investment bears to its total number of shares of Common Stock. The Getty Parties Shareholder's Agreement will provide that each of the October 1993 Trust and Crediton Limited will, in consideration of its participation under such agreement, receive an annual fee from Getty Investments in 1998 of L78,843 and L272,137, subject to certain inflation adjustments, respectively, and thereafter an annual fee of L28,485 and L98,681, subject to certain inflation adjustments, respectively, for each of the next four years.

    The Getty Parties Shareholders' Agreement also provides that each of the October 1993 Trust and Crediton Limited have the right to nominate a director to the board of directors of Getty Investments (the "Getty Investments Board"). Such parties have nominated Mr. Getty and Mr. Klein to the Getty Investments Board. The October 1993 Trust also has the right to nominate the chairman of the Getty Investments Board. The October 1993 Trust has appointed Mr. Getty as Chairman of Getty Investments.

    Getty Investments agreed in the Getty Parties Shareholders' Agreement that, subject to certain exceptions, it will not operate or own or control any other business in the visual content industry.

    The Getty Parties Shareholders' Agreement expires on July 7, 2003, but may be terminated early with respect to a party (or its permitted transferees) who ceases to be a stockholder of Getty Images. The Getty Parties Shareholders' Agreement terminates for all parties if the parties to the agreement cease to own beneficially fewer than the greater of 3,000,000 shares of Common Stock and such number of shares as is equal to two percent or less of the then outstanding shares of Common Stock.

    GETTY INVESTMENTS COMPANY AGREEMENT

    Getty Investments is a limited liability company organized in the State of Delaware and is governed by a limited liability company agreement among the four various Getty family trusts (the "Getty Trusts") and 525 Investments Limited (the "Getty Investments Company Agreement"). As of February 6, 1998, the membership interests of the Getty Trusts in Getty Investments were held as to
39.3 percent by The Cheyne Walk Trust, as to 18.75 percent by the Ronald Family Trust A, as to 18.75 percent by the Ronald Family Trust B and as to 12.5 percent by the Gordon P. Getty Family trust. The remaining 10.7 percent interest was held by 525 Investments Limited. The four Getty Trusts result from a partition in 1988 of the Sarah C. Getty Trust in accordance with a court order in 1985. Two of the four trustees of The Cheyne Walk Trust are also two of the four trustees of the Ronald Family Trust B, two of the three trustees of the Ronald

Family Trust A are also two of the four trustees of the Ronald Family Trust B. The life income beneficiaries are the four Getty Trusts referred to above are the the children of J.P. Getty, and the remainder beneficiaries are his grandchildren (including Mr. Mark Getty) and other descendants. 525 Investments Limited is a company owned by the family trusts of J.P. Getty KBE, one of the children of J.P. Getty. Mr. Mark Getty is the son of J.P. Getty KBE.

    The Getty Investments Company Agreement provides that the Getty Investments Board will consist of six directors. One director will be appointed by each of the four Getty Trusts. In addition, the members of Getty Investments agree to appoint one person nominated by each of the October 1993 Trust and Crediton Limited. The members also agree to appoint the director nominated by the October 1993 Trust as the Chairman of the Board of Getty Investments. Mr. Getty has been appointed a director and chairman by the October 1993 Trust and Mr. Klein has been appointed a director by Crediton Limited. Decisions at meetings of the Getty Investments Board require the approval (at a meeting or in writing) of a majority of directors. Of the six members of the Getty Investments Board, three (Mr. Getty, Mr. Klein and Mr. Garb) are also directors of Getty Images. There are currently no voting arrangements whereby one member of Getty Investments can control a majority of the members of the Getty Investments Board.

    GETTY TRADEMARKS

    Getty Images, directly or through its subsidiaries, has trademark registrations and applications for the trademarks and trademark applications in respect of the names Getty Communications and Hulton Getty, and derivatives thereof (including the name "Getty Images") and the related logos (together, the "Getty Trademarks"). Getty Images and Getty Investments have agreed that in the event that Getty Images becomes controlled by a third party or parties not affiliated with the Getty family, Getty Investments will have the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. Upon such assignment, Getty Images will have 12 months in which it will be permitted to continue to use the Getty Trademarks and thereafter will have to cease such use.

    INDEMNIFICATION

    Getty Images has agreed to indemnify Getty Investments and its members for liabilities arising in connection with the Transactions. In addition, Getty Images has entered into agreements to indemnify its directors and certain executive officers, in addition to indemnification provided for in the Company's Bylaws and Amended and Restated Certificate of Incorporation. These agreements, among other things, indemnify the Company's directors and certain executive officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person's services as a director or executive officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provides services at the request of the Company. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

    TRANSACTIONS WITH RESPECT TO PHOTODISC COMMON STOCK

    On June 28, 1996, PhotoDisc entered into a Stock Redemption Agreement with Mr. Mark Torrance and Ms. Wade Torrance pursuant to which PhotoDisc redeemed 236,372 shares of common stock, par value $0.01 per share ("PhotoDisc Common Stock"), of PhotoDisc for a purchase price of approximately $4.23 per share, totaling $1,000,000. The price per share of PhotoDisc Common Stock was determined based on a valuation conducted by the firm of Brueggeman & Johnson. Mr. Torrance is a founder, director and chief executive officer of PhotoDisc and became a director and executive officer of Getty Images as of February 9, 1998. Ms. Wade Torrance is Mr. Torrance's former wife.

    On August 12, 1997, PhotoDisc repurchased 333,334 share of PhotoDisc Common Stock from Ms. Wade Torrance for a purchase price of $6.00 per share, totaling $2,000,004. The price per share of PhotoDisc Common Stock was determined based on arm's-length negotiations between PhotoDisc and Ms. Torrance, who is a member of PDI.

    In 1995, PhotoDisc issued warrants to purchase 500,880 shares of PhotoDisc Common Stock for $0.1250 per share and warrants to purchase 91,592 shares of PhotoDisc Common Stock for $0.1575 per share to Mr. Torrance in consideration for loans to PhotoDisc by Mr. Torrance, aggregating $174,000 and for Mr. Torrance's guarantee of certain obligations of PhotoDisc. These warrants were contributed by Mr. Torrance to PDI, L.L.C. in October 1996. The loans were repaid by PhotoDisc in 1996. PDI, L.L.C. exercised these warrants immediately prior to the consummation of the Transactions.

    TORRANCE LEASE

    PhotoDisc and the Marshall Building LLC, an entity of which Mr. Torrance is the Manager, have entered into a lease under which PhotoDisc leases the entire Marshall Building (46,957 total square feet), of which 9,568 square feet is occupied by other tenants. This lease has a term of five years and four months (which may be extended for a further five years at the option of PhotoDisc) beginning November 1, 1997, provides for rent at the rate of $14.00 per square foot per year, which the Company believes is a fair market rate, and under which Mr. Torrance pays a monthly service and maintenance fee of $1,375. In addition, PhotoDisc has made certain improvements to the Marshall Building in the amount of approximately $360,000 as of December 31, 1997, for which it will be reimbursed by a reduction in monthly lease payments ratably over the term of the lease. Interest on the outstanding amount is charged at a rate of 5.77% per annum.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GETTY IMAGES, INC.

                                By:              /s/ MARK H. GETTY
                                     -----------------------------------------
                                                Name: Mark H. Getty
                                                 TITLE: CO-CHAIRMAN

April 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on April 27, 1998.

          SIGNATURE                  TITLE (CAPACITY)
------------------------------  --------------------------

      /s/ MARK H. GETTY
------------------------------  Co-Chairman and Director
        Mark H. Getty

              *
------------------------------  Co-Chairman and Director
        Mark Torrance

    /s/ JONATHAN D. KLEIN       Chief Executive Officer
------------------------------    and Director (Principal
      Jonathan D. Klein           Executive Officer)

                                Treasurer (Principal
    /s/ LAWRENCE J. GOULD         Financial Officer and
------------------------------    Principal Accounting
      Lawrence J. Gould           Officer)

              *
------------------------------  Director
         Andrew Garb

              *
------------------------------  Director
        Anthony Stone

              *
------------------------------  Director
       James N. Bailey

              *
------------------------------  Director
       Manny Fernandez

              *
------------------------------  Director
     Christopher Sporborg

*By:    /s/ JONATHAN D. KLEIN
      -------------------------  Attorney-in-Fact
          Jonathan D. Klein

                               GETTY IMAGES, INC.

                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1997

                               INDEX TO EXHIBITS

 EXHIBIT                                           DESCRIPTION OF EXHIBIT
---------  -------------------------------------------------------------------------------------------------------
    10.1   Employment Agreement between Getty Communications plc and Mr. Mark Getty
    10.2   Employment Agreement between Getty Images, Inc. and Mr. Mark Torrance
    10.3   Employment Agreement between Getty Communications plc and Mr. Jonathan Klein for Services Performed
             Within the U.K.
    10.4   Employment Agreement between Getty Images, Inc. and Mr. Jonathan Klein for Services Performed Outside
             the U.K.
    10.5   Employment Agreement between Getty Images, Inc. and Mr. William Heston
    10.6   Employment Agreement between Getty Images, Inc. and Ms. Heather Redman
    10.7   Employment Agreement between PhotoDisc, Inc. and Mr. Robert J. Chamberlain
    10.8   Employment Agreement between PhotoDisc, Inc. and Ms. Sally von Bargen