Form 10-Q
period 1998-03-31
GETTY IMAGES INC
filed 1998-05-13
CIK 1047202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-23747

                            ------------------------

                               GETTY IMAGES, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             98-0177556
          (State of Incorporation)           (I.R.S. Employer Identification
                                                          No.)

                            ------------------------

             2013 FOURTH AVENUE                     101 BAYHAM STREET
                FOURTH FLOOR                         LONDON, ENGLAND
         SEATTLE, WASHINGTON 98121                       NW1 0AG
               (206) 441-9355                     (011 44 171) 544-3456

  (Addresses, including zip code, and telephone numbers, including area code, of principal executive offices)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

    As of May 8, 1998, there were 30,894,034 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GETTY IMAGES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                    FOR THE
                       THREE MONTHS ENDED MARCH 31, 1998

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION
    Item 1. Financial Statements...........................................................................           3
    Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations...........          11

PART II--OTHER INFORMATION
    Item 1. Legal Proceedings..............................................................................          16
    Item 4. Submission of Matters to a Vote of Security Holders............................................          16
    Item 6. Exhibits and Reports on Form 8-K...............................................................          16

                               GETTY IMAGES, INC.

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               GETTY IMAGES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                       THREE MONTHS ENDED
                                                                              ------------------------------------
                                                                              MARCH 31, 1998(1)  MARCH 31, 1997(2)
                                                                                      $                  $
                                                                               (IN THOUSANDS)     (IN THOUSANDS)
                                                                              -----------------  -----------------
Sales.......................................................................         37,931             22,981
Cost of sales...............................................................         11,607              8,642
                                                                                    -------             ------
Gross profit................................................................         26,324             14,339
                                                                                    -------             ------
Selling, general and administrative expenses................................         19,748              9,983
Amortization of intangibles.................................................          6,897                636
Depreciation................................................................          2,897              1,790
                                                                                    -------             ------
                                                                                     29,542             12,409
                                                                                    -------             ------
Operating (loss)/income.....................................................         (3,218)             1,930
Net interest (expense)/income...............................................           (551)               336
Exchange loss...............................................................           (356)               (72)
                                                                                    -------             ------
(Loss)/income before income taxes...........................................         (4,125)             2,194
Income taxes................................................................         (1,080)              (938)
                                                                                    -------             ------
Net (loss)/income...........................................................         (5,205)             1,256
                                                                                    -------             ------
                                                                                    -------             ------
Basic (loss)/earnings per share(3)..........................................      $   (0.21)         $    0.03
Diluted earnings per share(3)...............................................         N/A             $    0.03
Basic earnings per ADS(3)...................................................         N/A             $    0.07
Diluted earnings per ADS(3).................................................         N/A             $    0.07

------------------------

(1) Reflects the combination of the unaudited consolidated statement of operations of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the unaudited consolidated statement of operations of Getty Images, Inc. for the period February 10, 1998 through March 31, 1998.

(2) Reflects the unaudited consolidated statement of operations of Getty Communications plc (the predecessor company) for the quarter ended March 31, 1997.

(3) The comparatives for the quarter ended March 31, 1997 reflect the share structure of Getty Communications plc (the predecessor company). Each American Depository Share (ADS) represented two ordinary shares.

                               GETTY IMAGES, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                            MARCH 31, 1998    DECEMBER 31, 1997(1)
                                                                                   $                   $
                                                                            (IN THOUSANDS)       (IN THOUSANDS)
                                                                           -----------------  --------------------
                                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents..............................................         24,126               29,234
  Accounts receivable....................................................         34,169               23,431
  Prepaid expenses and other assets......................................          8,977                7,839
  Inventories............................................................          2,852               --
                                                                                 -------              -------
TOTAL CURRENT ASSETS.....................................................         70,124               60,504
Fixed assets, net........................................................         51,563               39,853
Intangible assets........................................................        354,266               66,870
Deferred assets..........................................................          5,608                4,411
                                                                                 -------              -------
TOTAL ASSETS.............................................................        481,561              171,638
                                                                                 -------              -------
                                                                                 -------              -------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................................................         33,722               21,461
  Accrued expenses.......................................................         20,946               10,305
  Income taxes payable...................................................          3,895                3,580
  Current portion of long-term debt......................................            307                2,096
                                                                                 -------              -------
TOTAL CURRENT LIABILITIES................................................         58,870               37,442
Long-term debt...........................................................         48,973               14,657
                                                                                 -------              -------
TOTAL LIABILITIES........................................................        107,843               52,099
                                                                                 -------              -------
                                                                                 -------              -------
SHAREHOLDERS' EQUITY
  Common stock...........................................................            299                  608
  Additional paid-in capital.............................................        361,054              108,049
  Retained earnings......................................................          3,509                8,124
  Cumulative translation adjustments.....................................          8,856                2,758
                                                                                 -------              -------
TOTAL SHAREHOLDERS' EQUITY...............................................        373,718              119,539
                                                                                 -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................        481,561              171,638
                                                                                 -------              -------
                                                                                 -------              -------

------------------------

(1) Extracted from the audited consolidated balance sheet of Getty Communications plc (the predecessor company) at December 31, 1997.

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                              ------------------------------------
                                                                              MARCH 31, 1998(1)  MARCH 31, 1997(2)
                                                                                      $                  $
                                                                               (IN THOUSANDS)     (IN THOUSANDS)
                                                                              -----------------  -----------------
Net cash flows from operating activities....................................           6,145              3,154
                                                                                    --------           --------
Cash flows from investing activities
  Business acquisitions, net of cash acquired...............................         (65,730)            (6,991)
  Purchase of fixed assets..................................................          (4,152)            (3,254)
                                                                                    --------           --------
Net cash used in investing activities.......................................         (69,882)           (10,245)
                                                                                    --------           --------
Cash flows from financing activities
  Proceeds from debt........................................................          48,169            --
  Payments of principal balance of debt.....................................         (18,349)            (1,108)
  Proceeds from issuance of ordinary shares.................................          28,398            --
                                                                                    --------           --------
Net cash provided by/(used in) financing activities.........................          58,218             (1,108)
                                                                                    --------           --------
Net decrease in cash and cash equivalents...................................          (5,519)            (8,199)
Exchange rate differences arising from translation of foreign currency
  balances..................................................................             411             (2,913)
Cash and cash equivalents
  --beginning of period.....................................................          29,234             58,973
                                                                                    --------           --------
  --end of period...........................................................          24,126             47,861
                                                                                    --------           --------
                                                                                    --------           --------

------------------------

(1) Reflects the combination of the unaudited condensed consolidated statement of cash flows of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the unaudited condensed consolidated statement of cash flows of Getty Images, Inc. for the period February 10, 1998 through March 31, 1998.

(2) Reflects the unaudited condensed consolidated statement of cash flows of Getty Communications plc (the predecessor company) for the quarter ended March 31, 1997.

                               GETTY IMAGES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    EXPLANATORY NOTE

    On February 9, 1998, the entire issued share capital of Getty Communications plc ("Getty Communications") was acquired via a Scheme of Arrangement by Getty Images, Inc. ("Getty Images" or the "Company"), a company incorporated in Delaware and whose principal executive offices are located in Seattle, Washington and London, England. Under the Scheme of Arrangement, each issued Getty Communications Class B Ordinary Share was converted into one Getty Communications Class A Ordinary Share and each holder of Getty Communications Ordinary Shares was issued one share of Getty Images Common Stock for every two Getty Communications Ordinary Shares held.

    The Scheme of Arrangement was accounted for as a transaction between entities under common control, therefore purchase accounting has not been applied.

    On February 9, 1998, a wholly owned subsidiary of Getty Images merged with PhotoDisc, Inc., a Washington corporation ("PhotoDisc"). The purchase consideration was $244.6 million including expenses, which included the issue of 8,083,831 shares of Getty Images Common Stock, at a total market value of $171.8 million.

    On February 10, 1998, Getty Images purchased the entire issued and outstanding share capital of Allsport Photographic plc, a public limited company organized under the laws of England & Wales ("Allsport"). The purchase consideration was $51.1 million, including expenses, which included the issue of 1,137,916 shares of Getty Images Common Stock at total market value of $24.2 million.

    Descriptions of these transactions were included in (i) the Current Report on Form 8-K dated February 9, 1998 and the Current Report on Form 8-K dated February 24, 1998 (as amended by the Amendment to Current Report on Form 8-K/A dated April 27, 1998), filed with the Securities and Exchange Commission (the "Commission") by Getty Images (collectively, the "Reports") and (ii) the Registration Statement on Form S-4 (No. 333-38777) that the Company filed with the Commission (as amended, the "Registration Statement") in connection with the meetings of shareholders of Getty Communications and the special meeting of the shareholders of PhotoDisc that were required to approve the transactions and the offering of securities in connection therewith.

    As a result of such transactions, Getty Images became the successor to Getty Communications. Trading in Getty Communications American Depository Shares ("ADSs") on the Nasdaq National Market (NASDAQ:GETTY) terminated on February 9, 1998 and trading subsequently commenced in shares of Getty Images Common Stock on the Nasdaq National Market (NASDAQ:GETY). Registration of the Getty Communications Ordinary Shares and ADSs under the Securities Exchange Act of 1934, as amended, has been terminated.

    Also as described in the Reports, on February 9, 1998, Getty Investments, L.L.C ("Getty Investments") completed a subscription for 1,518,644 shares of Getty Images common stock at a purchase price of $18.4375 per share or an aggregate of $28 million (the "Getty Investments Subscription").

1.  BASIS OF PREPARATION

    The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report"), Commission file No. 000-23747, that was filed with the Commission on March 31, 1998 (as amended by the Company's Report on Form 10-K/A that was

                               GETTY IMAGES, INC.

                                  (UNAUDITED)

1.  BASIS OF PREPARATION (CONTINUED)
filed with the Commission on April 28, 1998). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of the operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the full fiscal year.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, but interim reporting is not required until interim periods beginning after December 15, 1998. Unless impracticable, companies would be required to restate prior period information upon adoption. Management does not expect the adoption of this standard to have a material impact on the Company and its operations.

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

2.  PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include Getty Images, Inc. and its subsidiaries, all of which are 100% owned, from the date of acquisition. All material intercompany amounts and transactions have been eliminated in the consolidated financial statements.

3.  PROVISION FOR INCOME TAXES

    In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual income tax rate. The Company is providing for income taxes in 1998 at an effective tax rate of 39% of net income before amortization of goodwill, which is largely non-tax deductible. The comparative rate for the year ended December 31, 1997 was 35%.

4.  EARNINGS PER SHARE

    Basic and diluted earnings per share (EPS) are computed in accordance with FAS No. 128, "Earnings per Share", which is effective for fiscal periods ending after December 15, 1997. Prior periods have been restated to conform with the provisions of this standard.

    Diluted earnings per share are not given for the quarter ended March 31, 1998 due to the loss incurred in that period. Basic loss per share for the quarter ended March 31, 1998 is computed on the basis of 25,194,000 weighted number of shares in issue.

                               GETTY IMAGES, INC.

                                  (UNAUDITED)

4.  EARNINGS PER SHARE (CONTINUED)
    The numerators and denominators of the basic and diluted per share computations are reconciled below:

                                                         INCOME
                                                       (NUMERATOR)        SHARES         PER SHARE
                                                            $          (DENOMINATOR)      AMOUNT
                                                     (IN THOUSANDS)    IN THOUSANDS          $
                                                     ---------------  ---------------  -------------
QUARTER ENDED MARCH 31, 1997

BASIC EPS

Income available to common stockholders............         1,256           37,445            0.03

EFFECT OF DILUTIVE SHARES

Share options......................................        --                1,035          --
                                                            -----           ------             ---

DILUTED EPS

Income available to common stockholders and assumed
  option exercises.................................         1,256           38,480            0.03
                                                            -----           ------             ---
                                                            -----           ------             ---

5.  ACQUISITIONS

    On February 9, 1998, a wholly owned subsidiary of Getty Images merged with PhotoDisc, Inc. The purchase consideration was $244.6 million including expenses, which included the issue of 8,083,831 shares of Getty Images Common Stock, at a total market value of $171.8 million.

                                                                                                            $
                                                                                                     (IN THOUSANDS)
                                                                                                     ---------------
PURCHASE PRICE OF PHOTODISC

Cash consideration to holders of shares of PhotoDisc Common Stock and Series A Preferred Stock.....          34,076
Getty Images' transaction expenses.................................................................           9,000
                                                                                                            -------
Cash costs of the acquisition......................................................................          43,076
Stock consideration--Shares of Getty Images Common Stock issued (8,083,831 @ $21.25)...............         171,781
Fair value of options over shares of PhotoDisc Common Stock converted to options over shares of
  Getty Images Common Stock........................................................................          29,701
                                                                                                            -------
Total purchase price...............................................................................         244,558
PhotoDisc net assets at February 9, 1998...........................................................          (5,216)
                                                                                                            -------
Excess of purchase price over net assets acquired..................................................         239,342
                                                                                                            -------
                                                                                                            -------
Amount allocated to specific intangibles (amortized over 2 to 3 years).............................          46,387
Amount allocated to goodwill (amortized over 20 years).............................................         192,955
                                                                                                            -------
                                                                                                            239,342
                                                                                                            -------
                                                                                                            -------

                               GETTY IMAGES, INC.

                                  (UNAUDITED)

5.  ACQUISITIONS (CONTINUED)

    On February 10, 1998 Getty Images purchased the entire issued share capital of Allsport. The purchase consideration was $51.1 million, including expenses, which included the issue of 1,137,916 shares of Getty Images Common Stock at total market value of $24.2 million.

                                                                                                            $
                                                                                                     (IN THOUSANDS)
                                                                                                     ---------------
PURCHASE PRICE OF ALLSPORT

Cash consideration to holders of Allsport Ordinary Shares at closing...............................          26,998
Getty Images' transaction expenses.................................................................             900
                                                                                                             ------
Cash costs of the acquisition......................................................................          27,898
Stock Consideration--Shares of Getty Images Common Stock issued (691,899 @ $21.25)(1)..............          14,703
Fair value of options for Allsport Ordinary Shares, which shares were held by an Employee Benefit
  Trust, converted to options over shares of Getty Images Common Stock(1)..........................           8,511
                                                                                                             ------
Total purchase price...............................................................................          51,112
Allsport net assets at February 10, 1998...........................................................            (631)
                                                                                                             ------
Excess of purchase price over net assets acquired..................................................          50,481
                                                                                                             ------
                                                                                                             ------
Amount allocated to specific intangibles (amortized over 1 to 3 years).............................           4,571
                                                                                                             ------
Amount allocated to goodwill (amortized over 20 years).............................................          45,910
                                                                                                             ------
                                                                                                             50,481
                                                                                                             ------
                                                                                                             ------

------------------------

(1) Of the stock consideration of 1,137,916 shares of Getty Images Common Stock, 446,017 were issued to an Employee Benefit Trust established on behalf of certain employees of Allsport. Such shares of Getty Images Common Stock have not been valued for the purpose of calculating the stock consideration, but the underlying options over Allsport Ordinary Shares, which converted into options over shares of Getty Images Common Stock, have been valued by reference to the Black-Scholes option pricing model.

                               GETTY IMAGES, INC.

                                  (UNAUDITED)

6.  ADDITIONAL PAID-IN-CAPITAL

    Additional paid-in capital includes the following adjustments relating to the conversion of options for shares of PhotoDisc Common Stock and Allsport Ordinary Shares into options for shares of Getty Images Common Stock and the acquisition of the entire issued share capital of Getty Communications.

                                                                                                            $
                                                                                                     (IN THOUSANDS)
                                                                                                     ---------------

Fair value of options for Allsport Ordinary Shares less market value of Getty Images Common Stock
  issued to the Employee Benefit Trust.............................................................            (967)
Elimination of Getty Ordinary Shares at par, net of the conversion to shares of Getty Images Common
  Stock............................................................................................             416
Elimination of additional paid-in capital of Getty Communications..................................         108,049
Fair value of options over shares of PhotoDisc Common Stock converted to options over shares of
  Getty Images Common Stock........................................................................          29,701
                                                                                                            -------
                                                                                                            137,199
                                                                                                            -------
                                                                                                            -------

7.  REFINANCING

    To facilitate the acquisitions of PhotoDisc and Allsport, on February 10, 1998, Getty Images entered into a refinancing agreement with its principal banker, Midland Bank Plc. Under the terms of the agreement, the existing long term debt of $16.3 million was repaid and the following new facilities were provided:

    (i) $24 million term loan facility and L14.9 million ($24.4 million) multi-currency loan facility repayable in tranches from September 30, 1999 to March 31, 2001

    (ii) L6.7 million ($11.9 million) revolving credit facility, which remained unutilized at March 31, 1998

8.  STOCK OPTIONS

    Under the Scheme of Arrangement, the existing stock options granted by Getty Communications were vested immediately, with the right to exercise the options for a period of three months from February 17, 1998, which may be extended at the discretion of the Company. As an alternative to exercising options, option holders can exchange their existing options for Getty Communications Class "A" Ordinary Shares for new options over Getty Images Common Stock at a ratio of 2 for 1.

    Pursuant to the acquisition of PhotoDisc, 1.8 million options for Getty Images Common Stock were granted to existing holders of options over PhotoDisc Common Stock.

    On February 9, 1997, Getty Images granted 3.1 million options to acquire Getty Images Common Stock at $20.91 per share. These options are exercisable within one to ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF GETTY IMAGES, INC. AND THE NOTES THERETO, AND OTHER FINANCIAL INFORMATION CONTAINED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

    THE STATEMENTS IN THIS SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 27E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS QUARTERLY REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHENEVER THEY APPEAR IN THIS QUARTERLY REPORT. GETTY IMAGES' ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER "ITEM 1: BUSINESS -- H. BUSINESS RISK FACTORS" IN THE ANNUAL REPORT.

    THE FOLLOWING DISCUSSION INCORPORATES THE POST-MERGER AND POST-ACQUISITION RESULTS OF PHOTODISC AND ALLSPORT, WHICH WERE ACQUIRED BY GETTY IMAGES ON FEBRUARY 9, 1998 AND FEBRUARY 10, 1998, RESPECTIVELY.

OVERVIEW

    Getty Images commenced operations on February 9, 1998 following the Scheme of Arrangement with Getty Communications and the acquisition of PhotoDisc. On February 10, 1998 the Company acquired Allsport.

    Getty Images' sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Sales generally comprise a large number of relatively small transactions involving the sale either of single images, video and film clips or of CD-ROM products containing between 100 and 300 images. Getty Images utilizes a variety of digital and analog distribution platforms, including electronic commerce via the Web, CD-ROMs, 35mm film, video and traditional analog transparencies. Prices are determined by the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups. Sales are also generated from subscription or bulk purchase deals where customers are provided access to imagery on-line.

    Getty Images' cost of sales consists primarily of payments to contributing photographers and cinematographers. These suppliers are under contract to the Company and receive payments of up to 50% of sales depending on the product sold and the location of the sale. Minimal payments are due for sales of Hulton Getty's and Allsport's imagery as sales of most of the images in these collections do not require commission payments. This is also the case with approximately 25% of the footage at Energy Film Library. Also included in cost of sales is the cost of CD-ROM production at PhotoDisc.

    Getty Images' selling, general and administrative expenses include salaries and related staff costs, premises and utility costs, and marketing and catalog costs. These costs have increased recently largely as a result of acquisitions and also to support the growth of the business. In the case of Allsport, staff costs include salaries of photographers who are employed directly by the Company.

    Getty Images amortizes goodwill and other intangibles and depreciates the cost of the investment in dupes, digital files, the archival picture collection, computer systems and other fixed assets over their expected useful lives. The acquisition of PhotoDisc and Allsport generated $239 million of goodwill that will be amortized over twenty years and $51 million of other intangibles that will be amortized over periods varying from one to three years.

    As a result of Getty Images' various acquisitions and their consequential financial and accounting effects on net income, Getty Images believes that EBITDA provides investors and analysts with an appropriate measure of the operating performance of Getty Images. Getty Images defines EBITDA as earnings before interest, taxes, exchange gains/(losses), depreciation and amortization.

    The Company experienced an increase in the rate of demand for the digital search, selection and fulfillment of imagery during 1997 and the first quarter of 1998, particularly in North America, and believes this trend will continue, especially in more developed markets. As a result, the Company intends to increase the rate of capital expenditures in digitization in 1998 and 1999, building on the significant investment made in 1997.

    At the same time, the Company is planning to integrate various parts of the business following the acquisitions of PhotoDisc and Allsport. It is anticipated that an exceptional charge of up to $10 million will be booked in either the second or third quarter of 1998. The charge will cover the one-time charges arising from the acquisitions of PhotoDisc and Allsport and their integration and the related reorganization of the Company's businesses.

BASIS OF PRESENTATION

    Getty Images reports in U.S. dollars. Getty Communications previously reported in pounds sterling. To facilitate comparison of the results of Getty Images with the historical results of Getty Communications, the historical results of Getty Communications have been translated into U.S. dollars using the exchange rates set out below.

    Noon Buying rates for pounds sterling expressed in U.S. dollars per pound sterling:

Average for period ended March 31, 1997:                                                  1.6316
Period end rate at March 31, 1997:                                                        1.6448

UNAUDITED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
  1997

                                                                THREE MONTHS ENDED MARCH 31
                                            --------------------------------------------------------------------
                                                           % OF                                         % OF
                                              1997     NET REVENUES              1998               NET REVENUES
                                            ---------  ------------  -----------------------------  ------------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
INCOME STATEMENT DATA:
Sales.....................................  $  22,981        100.0%            $  37,931                  100.0%
Gross profit..............................     14,339         62.4%               26,324                   69.4%
Amortization and depreciation.............     (2,426)      (10.6)%               (9,794)                (25.8)%
Operating income/(loss)...................      1,930          8.4%               (3,218)                 (8.5)%
Net interest income/(expense).............        336          1.5%                 (551)                 (1.5)%
Net income/(loss).........................      1,256          5.5%               (5,205)                (13.7)%

OPERATING DATA:
EBITDA(1).................................      4,356         19.0%                6,576                   17.4%

Net cash provided by/(used in):
  Operating activities....................      3,154                              6,145
  Investing activities....................    (10,245)                           (69,882)
  Financing activities....................     (1,108)                            58,218
Net increase/(decrease) in cash and cash
  equivalents after exchange
  differences.............................    (11,112)                            (5,066)

------------------------

(1) "EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), depreciation and amortization. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Images' operating performance or to cash flows as a measure of Getty Images' liquidity.

SALES

    Getty Images' sales increased from $23.0 million in the three months ended March 31, 1997 to $37.9 million in the three months ended March 31, 1998, an increase of 65%.

    The increase was attributable mainly to $11.0 million in sales from the acquisitions in February 1998 of PhotoDisc and Allsport. Sales from PhotoDisc and Allsport significantly increased the percentage of the Company's sales denominated in U.S. dollars to approximately 60%.

    Excluding the contribution from the acquisitions made in the quarter, reported sales of the existing businesses grew by 17%. Had the 1997 equivalent exchange rates been applied to the 1998 currency revenues, sales growth, excluding the contributions from the acquisitions, would have been 21%.

    All the key operations of Getty Images -- Allsport, Energy Film Library, PhotoDisc and Tony Stone Images -- reported growth compared with the first quarter of 1997. Tony Stone Images had a strong quarter, with sales volumes in the three months ended March 31, 1998 increasing by 13% over the three months ended March 31, 1997, while retaining pricing levels in key markets. Growth was particularly strong in the book and magazine publishing markets, but was also evident in the advertising and design sectors. The growth was the result of a mixture of planned developments and new initiatives, including focused sales development programs, the continued success of the catalogs and the introduction of scan-on-demand facilities.

    Allsport's strong sales growth in the quarter was driven by a number of major sporting events in the period, particularly the Winter Olympics at Nagano and the preview to the soccer World Cup, and by Allsport's continued coverage of seasonal sports events, including hockey and basketball. Energy Film Library reported growth in the quarter of 25% and also opened a wholly owned office in the United Kingdom.

    Growth in digital sales continued during the quarter, accounting for approximately 23% of the Company's sales at $8.6 million. PhotoDisc's on-line sales of $4.2 million in the three months ended March 31, 1998, represented growth of 282% over the three months ended March 31, 1997 and 35% over the three months ended December 31, 1997. On-line sales now account for approximately one-third of PhotoDisc's sales. In addition, in the three months ended March 31, 1998, sales on the Allsport on-line subscription service increased by 29% over such sales for the three months ended March 31, 1997.

    The Company continued its global expansion in March 1998 with the acquisition of Foteteca Stone, a leading stock photography agent based in Barcelona and previously an exclusive agent for Tony Stone Images in Spain.

COST OF SALES

    Getty Images' cost of sales, which largely comprises amounts payable to contributing photographers and cinematographers, increased from $8.6 million in the three months ended March 31, 1997 to $11.6 million in the three months ended March 31, 1998. As a percentage of sales, cost of sales declined from 38% in the three months ended March 31, 1997 to 31% in the three months ended March 31, 1998.

    The reduction in cost of sales as a percentage of sales primarily reflected the higher proportion of sales of owned imagery following the Allsport acquisition and the lower cost of sales at PhotoDisc. At Allsport, a substantial part of the image collection does not give rise to payments to photographers. A similar situation exists in respect of most of Hulton Getty's imagery and approximately 25% of Energy Film Library's footage. In line with the Company's strategy of increasing its sales of wholly owned content, the proportion of sales of wholly owned imagery increased from approximately 5% in the first quarter of 1997 to approximately 12% in the first quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Getty Images' selling, general and administrative expenses increased from $10.0 million in the three months ended March 31, 1997 to $19.7 million in the three months ended March 31, 1998. As a percentage of sales, selling, general and administrative expenses increased from 43% in the three months ended March 31, 1997 to 52% in the three months ended March 31, 1998.

    The increase in selling, general and administrative expenses as a percentage of sales was mainly attributable to the inclusion of PhotoDisc and Allsport. These businesses have substantially higher selling, general and administrative expenses than the existing businesses. Both businesses have been making substantial investment in sales, marketing and information technology infrastructure to allow the companies to grow at accelerated rates into new markets and, in PhotoDisc's case, to develop the web business. As these businesses mature, this cost, as a percentage of sales, is expected to diminish. In addition, management expects that the application of the existing businesses' cost management disciplines should result in further savings.

    Excluding PhotoDisc and Allsport, selling, general and administrative expenses increased moderately as a percentage of sales as a result of investments in management, sales development and creating a digital infrastructure. The Company has begun to realize the benefits of these investments, such as the implementation of Tony Stone Images' advanced internal search and selection software "Compass". The Company expects that further benefits should arise when the Tony Stone Images website is fully operational as research, selection and fulfillment moves from the current manual basis on to a primarily digital platform.

AMORTIZATION OF INTANGIBLES

    Amortization of intangibles were $636,000 in the three months ended March 31, 1997 and increased to $6.9 million in the three months ended March 31, 1998. The increase in amortization was primarily due to the inclusion of amortization relating to the acquisitions of PhotoDisc and Allsport. Intangibles of $239 million and $51 million, respectively, arose on consolidation of these acquisitions. A substantial part of these intangibles, $239 million, has been attributed to goodwill which is being amortized over 20 years. Other intangibles of $51 million will be amortized over periods varying from one to three years. Amortization charges will increase in subsequent periods reflecting the full quarter charge.

DEPRECIATION

    Depreciation increased from $1.8 million in the three months ended March 31, 1997 to $2.9 million in the three months ended March 31, 1998. The increase primarily arose from the acquisitions, together with continued investment in capital expenditures. The merger with PhotoDisc has provided the opportunity to accelerate Getty Images' digital strategy, which will require additional substantial capital expenditures in 1998 and 1999. Management expects capital expenditures in 1998 to total approximately $28 million, with similar levels in 1999. Depreciation charges are therefore expected to increase in the medium term.

NET INTEREST INCOME/(EXPENSE)

    Net interest (expense) was $551,000 in the three months ended March 31, 1998 compared with interest income of $336,000 in the three months ended March 31, 1997.

    On February 9, 1998, the Company drew down an additional $30 million of interest-bearing debt, primarily to meet the cash consideration in respect of the acquisitions of PhotoDisc and Allsport.

    Interest charges are expected to be higher in subsequent quarters as interest on this debt will be charged for the full period.

NET EXCHANGE LOSSES

    Getty Images had net exchange losses of $356,000 in the three months ended March 31, 1998 and $72,000 in the three months ended March 31, 1997. As at March 31, 1998, the UK pound was exceptionally strong giving rise to unrealised exchange losses in the UK books, where most of the Company's currency balances reside.

    Getty Images hedges a majority of contracted net receivables and payables using a combination of internal hedging, forward exchange contracts and foreign currency term loans.

INCOME TAXES

    Getty Images' income tax charge was $1.1 million in the three months ended March 31, 1998. Excluding the effect of the amortization of intangibles, which is largely non-tax deductible, Getty Images had an effective tax rate of 39% for the three months ended March 31, 1998 and 33% for the three months ended March 31, 1997.

    The changes in the effective rate of tax, excluding the impact of the amortization of intangibles, was due to a variation in profit mix and tax rates in the countries in which Getty Images operates.

NET (LOSS)/INCOME

    As a result of the foregoing, the net loss for the three months ended March 31, 1998 was $5.2 million compared to net income of $1.3 million in the three months ended March 31, 1997.

EBITDA

    EBITDA increased from $4.4 million in the three months ended March 31, 1997 to $6.6 million in the three months ended March 31, 1998, an increase of 51%.

    "EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), depreciation and amortization. Thus, EBITDA with respect to Getty Images comprises sales less cost of sales and selling, general and administrative expenses. Getty Images believes that EBITDA provides a measure of operating income unaffected by the financing of the business and the accounting effects of acquisitions and assists in explaining trends in the operating performance of Getty Images. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Images' operating performance or to cash flows as a measure of Getty Images' liquidity.

LIQUIDITY AND CAPITAL RESOURCES

    Getty Images' cash resources decreased by $5.1 million in the first quarter 1998 compared to a decrease of $11.1 million in the quarter ended March 31, 1997.

    The acquisitions of PhotoDisc and Allsport in the quarter ended March 31, 1998 resulted in a cash outflow of $65.7 million, including expenses. To fund this, Getty Images raised a net additional $30 million of debt and Getty Investments L.L.C. subscribed for an additional 1.5 million shares, providing $28 million of additional capital.

    Net cash provided by operating activities amounted to $6.1 million in the three months ended March 31, 1998 compared to $3.1 million in the three months ended March 31, 1997. This increase was primarily attributable to the 51% increase in EBITDA over these two periods. In the three months ended March 31, 1998, Getty Images invested $4.1 million in fixed assets compared to $3.3 million in the three months ended March 31, 1997.

    At March 31, 1998, Getty Images had outstanding long term debt of $49.0 million and cash of $24.1 million.

OTHER FINANCIAL INFORMATION

    Coopers & Lybrand, Getty Images' independent public accountants, performed a limited review of the financial data presented on pages 3 through 10 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Coopers & Lybrand did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by Coopers & Lybrand as a result of their review.

                                    PART II.
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company has and may continue to be subject to legal claims from time to time in the ordinary course of business, including those related to the alleged infringement by the Company of the trademarks and other intellectual property rights of third parties, such as failure to secure model releases. Presently, there are no pending legal proceedings to which the Company is a party or to which any of its property is subject which, either individually or in the aggregate, are expected by the Company to have a material adverse affect on its consolidated financial position or results of operations or its liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On January 30, 1998, Getty Communications plc ("Getty Communications"), the predecessor to the Company, held two meetings of the holders (the "Getty Communications Shareholders") of ordinary shares, nominal value one pence per share (the "Getty Ordinary Shares"), of Getty Communications; an Extraordinary General Meeting (the "Getty EGM") and a meeting convened as directed by the High Court of Justice of England and Wales (the "Getty Court Meeting").

    At the Getty Court Meeting, Getty Communications Shareholders were asked to approve the Scheme of Arrangement described in the explanatory note in Part I,
Item 1. The tabulated results of votes cast at the Getty Court Meeting were 17,982,254 votes for the proposal, 0 votes against the proposal and 0 abstentions.

    Getty Communications also held the Getty EGM on January 30, 1998. The Getty Communications Shareholders were asked to vote on the following proposals: (i) to approve the Scheme of Arrangement and certain amendments to the Articles of Association related thereto ("Proposal 1") and (ii) to approve the Getty Images, Inc. 1998 Stock Incentive Plan ("Proposal 2"). The tabulated results of votes cast at the meeting for each proposal were 17,982,254 votes for each proposal, 0 votes against each proposal and 0 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            Reference is made to the Index of Exhibits beginning on page 18 for a list of all exhibits filed as part of this report.

        (b) Reports on Form 8-K.

            Form 8-K filed on February 13, 1998, reporting Item 5 and 7.

            Form 8-K filed on February 24, 1998, reporting Item 2, 7 and 9.

            Form 8-K/A filed on April 27, 1998, amending Item 7 to the Current Report on Form 8-K filed on February 24, 1997.

            Form 8-K filed on May 6, 1998, reporting Item 5 and 7.

            Form 8-K filed on May 8, 1998, reporting Item 5, 7 and 9.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GETTY IMAGES, INC.

Date: May 13, 1998              By:             /s/ LAWRENCE GOULD*
                                     -----------------------------------------
                                                   Lawrence Gould
                                              CHIEF FINANCIAL OFFICER

------------------------

*   Signing on the behalf of the Registrant and as principal financial officer.

                               GETTY IMAGES, INC.
                         QUARTERLY REPORT ON FORM 10-K
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                               INDEX TO EXHIBITS

  NUMBER ASSIGNED IN
 REGULATION S-K, ITEM
          601                                             DESCRIPTION OF EXHIBIT
-----------------------  -----------------------------------------------------------------------------------------
           (2)2.1        Agreement for the sale of the whole of the issued share capital of Allsport Photographic plc, dated February 6, 1998, among Getty Images, Getty Communications and Stephen Michael
                         Powell and others named therein (incorporated by reference from Exhibit 2.2 to the Report on Form 8-K filed by Getty Images with the Commission on February 24, 1998).

           (1)3.1        Amended and Restated Certificate of Incorporation of Getty Images (3.1)

           (1)3.2        Bylaws of Getty Images (3.2)

          (2)10.1        Credit Agreement, dated February 9, 1998, among Getty Images, Midland Bank plc and HSBC
                         Investment Bank plc (10.1)

          (2)10.2        Lease Agreement dated November 1, 1997 between Marshall Building, L.L.C. and PhotoDisc,
                         Inc. (10.6)

          (1)10.3        Restated Option Agreement among Getty Images, Inc., Getty Communications plc and Getty
                         Investments L.L.C. (10.21)

          (1)10.4        Stockholders' Agreement among Getty Images, Inc. and certain stockholders of Getty
                         Images, Inc. (10.8)

          (1)10.5        Registration Rights Agreement among Getty Images, Inc., PDI, L.L.C. and Mr. Mark Torrance
                         (10.6)

          (1)10.6        Registration Rights Agreement among Getty Images, Inc. and Getty Investments L.L.C.
                         (10.7)

          (1)10.7        Restated Shareholders' Agreement among Getty Images, Inc., Getty Investments L.L.C. and the Investors named therein (10.8)

          (1)10.8        Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Simon
                         Thomley, Brian Wolske, Lawrence Gould, Jonathan Klein and Mark Getty and Form of
                         Amendment among Getty Images, Inc., Getty Communications plc, Lawrence Gould, Jonathan
                         Klein and Mark Getty (10.16)

          (1)10.9        Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Crediton
                         Limited and October 1993 Trust and Form of Amendment among Getty Images, Inc., Getty
                         Communications plc, Crediton Limited and October 1993 Trust (10.17)

         (1)10.10        Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Hambro
                         European Ventures Limited, Hambro Group Investments Limited, RIT Capital Partners plc and
                         Tony Stone and Form of Amendment among Getty Images, Inc., Getty Communications plc, RIT
                         Capital Partners plc and Tony Stone (10.18)

         (1)10.11        Registration Rights Agreement dated July 25, 1997 between Getty Communications plc and
                         The Schwartzberg Family L.P. and Form of Amendment among Getty Images, Inc., Getty
                         Communications plc and The Schwartzberg Family L.P. (10.19)

         (1)10.12        Indemnity between Getty Images, Inc. and Getty Investments L.L.C. (10.15)

         (1)10.13        Escrow Agreement among Getty Images, Inc., certain shareholders of PhotoDisc, Inc. and
                         Citibank, as Escrow Agent (10.2)

         (1)10.14        Getty Images, Inc. 1998 Stock Incentive Plan (10.13)

         (3)10.15        Employment Agreement between Getty Communications plc and Mr. Mark Getty (10.1)

         (3)10.16        Employment Agreement between Getty Images, Inc. and Mr. Mark Torrance (10.2)

         (3)10.17        Employment Agreement between Getty Images, Inc. and Mr. Jonathan Klein for services performed within the U.K. (10.3)

         (3)10.18        Employment Agreement between Getty Images, Inc. and Mr. Jonathan Klein for services performed outside the U.K. (10.4)

         (1)10.19        Employment Agreement between Getty Images, Inc. and Crediton Limited (10.4)

         (3)10.20        Employment Agreement between Getty Images, Inc. and Mr. William Heston (10.5)

         (3)10.21        Employment Agreement between Getty Images, Inc. and Ms. Heather Redman (10.6)

         (3)10.22        Employment Agreement between PhotoDisc, Inc. and Mr. Robert J. Chamberlain (10.7)

         (3)10.23        Employment Agreement between PhotoDisc, Inc. and Ms. Sally von Bargen (10.8)

         (1)10.24        Indemnity among Getty Images, Inc., Getty Communications plc and each of Mark Getty, Mark
                         Torrance, Jonathan Klein, Lawrence Gould, Andrew Garb, Manny Fernandez, Christopher
                         Sporborg, Anthony Stone and James Bailey (10.24)

             27.1        Financial Data Schedule

------------------------

(1) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant. (Exhibit number in the Form S-4 is set forth in italics.)

(2) Incorporated by reference from the Exhibits to Getty Images Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (Exhibit number in the Form 10-K is set forth in italics.)

(3) Incorporated by reference from the Exhibits to Getty Images Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997. (Exhibit number in the Form 10-K/A is set forth in italics.)