Form 10-Q
period 1998-06-30
GETTY IMAGES INC
filed 1998-08-14
CIK 1047202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 ----------------------------------------------


                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                 ----------------------------------------------


           2101 FOURTH AVENUE                        101 BAYHAM STREET
              FIFTH FLOOR                             LONDON, ENGLAND
       SEATTLE, WASHINGTON 98121                          NW1 OAG
            (206) 695 3400                         (001 44 171) 544 3456

   (Addresses, including zip code, and telephone numbers, including area code, of principal executive offices)


                 ----------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes x No

        As of August 10, 1998, there were 30,459,117 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                               GETTY IMAGES, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE
                        THREE MONTHS ENDED JUNE 30, 1998



                                                                                                              PAGE
PART I  -  FINANCIAL INFORMATION
     Item 1.  Financial Statements                                                                              3
     Item 2.  Management's Discussions and Analysis of Financial Condition
              and Results of Operations                                                                        16

PART II - OTHER INFORMATION
     Item 1.  Legal Proceedings                                                                                26
     Item 2.  Changes in Securities and Use of Proceeds                                                        26
     Item 6.  Exhibits and Reports on Form 8-K                                                                 27

                               GETTY IMAGES, INC.

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               GETTY IMAGES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                            THREE MONTHS ENDED
                                                                           -----------------------------------------------------
                                                                                 JUNE 30, 1998            JUNE 30, 1997(1)
                                                                                       $                          $
                                                                                (IN THOUSANDS)             (IN THOUSANDS)
Sales                                                                                48,126                     25,737
Cost of sales                                                                        13,909                      9,695
                                                                                    -------                     ------
Gross profit                                                                         34,217                     16,042
                                                                                    -------                     ------
Selling, general and administrative expenses                                         25,837                     11,381
Amortization of intangibles                                                          10,007                        713
Depreciation                                                                          3,547                      1,833
Non-recurring integration/restructuring costs                                         9,137                          -
                                                                                    -------                     ------
                                                                                     48,528                     13,927
                                                                                    -------                     ------

Operating (loss)/income                                                             (14,311)                     2,115
Net interest (expense)/income                                                          (768)                       446
Exchange gain/(loss)                                                                    296                       (240)
                                                                                    -------                     ------

(Loss)/income before income taxes                                                   (14,783)                     2,321
Income taxes                                                                            712                     (1,140)
                                                                                    -------                     ------

Net (loss)/income before extraordinary items                                        (14,071)                     1,181
Extraordinary items                                                                    (830)                         -
                                                                                    -------                     ------
Net (loss)/income                                                                   (14,901)                     1,181
                                                                                    -------                     ------
                                                                                    -------                     ------

Basic (loss)/earnings per share (2)                                                 $(0.49)                      $0.03
Diluted earnings per share (2)                                                        N/A                        $0.03
Basic earnings per ADS (2)                                                            N/A                        $0.06
Diluted earnings per ADS (2)                                                          N/A                        $0.06

(1) Reflects the unaudited consolidated statement of operations of Getty Communications plc (the predecessor company) for the quarter ended June 30, 1997.

(2) The comparatives for the quarter ended June 30, 1997 reflect the share structure of Getty Communications plc (the predecessor company). Each American Depositary Share (ADS) represented two ordinary shares.

The accompanying notes are an integral part to these consolidated financial statements.

                               GETTY IMAGES, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                    SIX MONTHS ENDED
                                                                      -------------------------------------------
                                                                      JUNE 30, 1998(1)           JUNE 30, 1997(2)
                                                                              $                          $
                                                                       (IN THOUSANDS)             (IN THOUSANDS)
Sales                                                                        86,057                     48,718
Cost of sales                                                                25,516                     18,337
                                                                            -------                     ------
Gross profit                                                                 60,541                     30,381
                                                                            -------                     ------
Selling, general and administrative expenses                                 45,585                     21,364
Amortization of intangibles                                                  16,903                      1,349
Depreciation                                                                  6,445                      3,623
Non-recurring integration/restructuring costs                                 9,137                          -
                                                                            -------                     ------
                                                                             78,070                     26,336
                                                                            -------                     ------

Operating (loss)/income                                                     (17,529)                     4,045
Net interest (expense)/income                                                (1,319)                       782
Exchange loss                                                                   (59)                      (312)
                                                                            -------                     ------

(Loss)/income before income taxes                                           (18,907)                     4,515
Income taxes                                                                   (369)                    (2,078)
                                                                            -------                     ------

Net (loss)/income before extraordinary items                                (19,276)                     2,437
Extraordinary items                                                            (830)                         -
                                                                            -------                     ------
Net (loss)/income                                                           (20,106)                     2,437
                                                                            -------                     ------
                                                                            -------                     ------

Basic (loss)/earnings per share (3)                                         $(0.72)                      $0.06
Diluted earnings per share (3)                                                N/A                        $0.06
Basic earnings per ADS (3)                                                    N/A                        $0.13
Diluted earnings per ADS (3)                                                  N/A                        $0.13

(1) Reflects the combination of the unaudited consolidated statement of operations of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the unaudited consolidated statement of operations of Getty Images, Inc. for the period February 10, 1998 through June 30, 1998.

(2) Reflects the unaudited consolidated statement of operations of Getty Communications plc (the predecessor company) for the six month period ended June 30, 1997.

(3) The comparatives for the six month period ended June 30, 1997 reflect the share structure of Getty Communications plc (the predecessor company). Each American Depository Share (ADS) represented two ordinary shares.

The accompanying notes are an integral part to these consolidated financial statements.

                               GETTY IMAGES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                     JUNE 30, 1998             DECEMBER 31, 1997(1)
                                                                           $                             $
                                                                     (IN THOUSANDS)               (IN THOUSANDS)

                            ASSETS
CURRENT ASSETS
           Cash and cash equivalents                                      36,163                          29,234
           Accounts receivable                                            34,109                          23,431
           Prepaid expenses and other assets                              14,622                           7,839
           Inventories                                                     3,070                               -
                                                                         -------                         -------

TOTAL CURRENT ASSETS                                                      87,964                          60,504
Fixed assets, net                                                         52,919                          39,853
Intangible assets                                                        344,189                          66,870
Deferred assets                                                            6,574                           4,411
                                                                         -------                         -------

TOTAL ASSETS                                                             491,646                         171,638
                                                                         -------                         -------
                                                                         -------                         -------

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
           Accounts payable                                               31,915                          21,461
           Accrued expenses                                               20,072                          10,305
           Income taxes payable                                            4,149                           3,580
           Current portion of long-term debt                                 260                           2,096
                                                                         -------                         -------

TOTAL CURRENT LIABILITIES                                                 56,396                          37,442
Long term debt                                                            72,014                          14,657
                                                                         -------                         -------

TOTAL LIABILITIES                                                        128,410                          52,099
                                                                         -------                         -------

SHAREHOLDERS' EQUITY
           Common stock                                                      299                             608
           Additional paid-in capital                                    365,139                         108,049
           Retained (losses)/earnings                                    (11,734)                          8,124
           Cumulative translation adjustments                              9,532                           2,758
                                                                         -------                         -------

TOTAL SHAREHOLDERS' EQUITY                                               363,236                         119,539
                                                                         -------                         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               491,646                         171,638
                                                                         -------                         -------
                                                                         -------                         -------

(1) Extracted from the audited consolidated balance sheet of Getty Communications plc (the predecessor company) at December 31, 1997.

The accompanying notes are an integral part to these consolidated financial statements.

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        SIX MONTHS ENDED
                                                                           -------------------------------------------
                                                                           JUNE 30, 1998(1)           JUNE 30, 1997(2)
                                                                                   $                          $
                                                                            (IN THOUSANDS)             (IN THOUSANDS)
Net cash flows from operating activities                                          5,220                      7,334
                                                                                -------                    -------

Cash flows from investing activities
           Business acquisitions, net of cash acquired                          (75,172)                    (7,166)
           Purchase of fixed assets                                              (8,495)                    (6,553)
                                                                                -------                    -------

Net cash used in investing activities                                           (83,667)                   (13,719)
                                                                                -------                    -------

Cash flows from financing activities
           Proceeds from debt                                                   119,569                          -
           Payments of principal balance of debt                                (67,093)                    (2,119)
           Proceeds from issuance of ordinary shares                             32,477                          -
                                                                                -------                    -------

Net cash provided by/(used in) financing activities                              84,953                     (2,119)
                                                                                -------                    -------

Net increase/(decrease) in cash and cash equivalents                              6,506                     (8,504)
Exchange rate differences arising from translation of foreign
  currency balances                                                                 423                     (1,737)
Cash and cash equivalents
-     beginning of period                                                        29,234                     58,938
                                                                                -------                    -------
-     end of period                                                              36,163                     48,697
                                                                                -------                    -------
                                                                                -------                    -------

(1) Reflects the combination of the unaudited condensed consolidated statement of cash flows of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the unaudited condensed consolidated statement of cash flows of Getty Images, Inc. for the period February 10, 1998 through June 30, 1998.

(2) Reflects the unaudited condensed consolidated statement of cash flows of Getty Communications plc (the predecessor company) for the six month period ended June 30, 1997.

The accompanying notes are an integral part to these consolidated financial statements.

                               GETTY IMAGES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


EXPLANATORY NOTE

On February 9, 1998, the entire issued share capital of Getty Communications plc ("Getty Communications") was acquired via a Scheme of Arrangement by Getty Images, Inc. ("Getty Images" or the "Company"), a company incorporated in Delaware and whose principal executive offices are located in Seattle, Washington and London, England. Under the Scheme of Arrangement, each issued Getty Communications Class B Ordinary Share was converted into one Getty Communications Class A Ordinary Share and each holder of Getty Communications "A" Ordinary Shares was issued one share of Getty Images Common Stock, par value $0.01 ("Common Stock") for every two Getty Communications "A" Ordinary Shares held.

The Scheme of Arrangement was accounted for as a transaction between entities under common control, therefore purchase accounting has not been applied.

On February 9, 1998, a wholly owned subsidiary of Getty Images merged with PhotoDisc, Inc., a Washington corporation ("PhotoDisc"). The purchase consideration was $244.6 million, including expenses, which included the issue of 8,083,831 shares of Getty Images Common Stock, at a total market value of $171.8 million.

On February 10, 1998, Getty Images purchased the entire issued and outstanding share capital of Allsport Photographic plc, a public limited company organized under the laws of England & Wales ("Allsport"). The purchase consideration was $51.1 million, including expenses, which included the issue of 1,137,916 shares of Getty Images Common Stock, at a total market value of $24.2 million.

Descriptions of these transactions were included in (i) the Current Report on Form 8-K dated February 9, 1998 and the Current Report on Form 8-K dated February 24, 1998 (as amended by the Amendment to Current Report on Form 8-K/A dated April 27, 1998), filed with the Securities and Exchange Commission (the "Commission") by Getty Images (collectively, the "Reports") and (ii) the Registration Statement on Form S-4 (No.333-38777) that the Company filed with the Commission (as amended, the "Registration Statement") in connection with the meetings of shareholders of Getty Communications and the special meetings of the shareholders of PhotoDisc that were required to approve the transactions and the offering of securities in connection therewith.

As a result of such transactions, Getty Images became the successor to Getty Communications. Trading in Getty Communications American Depository Shares ("ADSs") on the Nasdaq National Market (NASDAQ-GETTY) terminated on February 9, 1998 and trading subsequently commenced in shares of Getty Images Common Stock on the Nasdaq National Market (NASDAQ-GETY). Registration of the Getty Communications Ordinary Shares and ADSs under the Securities Exchange Act of 1934, as amended, has been terminated.

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


Also as described in the Reports, on February 9, 1998, Getty Investments L.L.C. ("Getty Investments") completed a subscription for 1,518,644 shares of Getty Images Common Stock at a purchase price of $18.4375 per share or an aggregate of $28 million (the "Getty Investments Subscription").

1.  BASIS OF PREPARATION

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report"), Commission file No. 000-23747, that was filed with the Commission on March 31, 1998 (as amended by the Company's Report on Form 10-K/A that was filed with the Commission on April 28,1998). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of the operations for the three and six month periods ended June 30, 1998 may not be indicative of the results that may be expected for the full fiscal year.

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

SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued in March 1998 and is effective for financial statements for periods beginning after December 15, 1998. This statement identifies the characteristics of internal-use software and provides guidance on when costs incurred for internal use computer software are and are not capitalized. Costs incurred prior to initial application will not be retrospectively adjusted to comply with the provision of this SOP. The Company is evaluating the impact of SOP 98-1.

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


2.  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include Getty Images, Inc. and its subsidiaries, all of which are 100% owned, from the date of acquisition. All material intercompany amounts and transactions have been eliminated in the consolidated financial statements.

3.  NON-RECURRING INTEGRATION AND RESTRUCTURING CHARGES

During the three month period ended June 30, 1998, the Company approved and commenced its program to integrate the businesses of the Group following the acquisitions of PhotoDisc and Allsport in February 1998. This has resulted in integration and restructuring charges, which are incremental and non-recurring, being incurred.

Integration charges in the three month period ended June 30, 1998 amounted to $1.3 million and are associated with the activities of teams responsible for integrating the various businesses of the Group for the benefit of future operations and include items such as consulting and professional fees, systems and process integration costs and contract renegotiation costs. These costs are expensed as incurred.

The provision for restructuring costs, amounting to $7.8 million in the three month period ended June 30, 1998, is for estimated exit costs associated with the closure of certain facilities operated by the Group, including property related exit costs and asset writedowns and the termination of employees.

Non-recurring integration and restructuring costs have been incurred as follows:


                                                                                     $'000
Total charges                                                                        9,137
Cash expenditure                                                                      (253)
Non-cash write offs                                                                 (3,437)
                                                                                    ------

Provision at June 30, 1998                                                           5,447
                                                                                    ------
                                                                                    ------

The balance at June 30, 1998 relates principally to employee termination and premises closure costs that will be substantially paid in the remainder of 1998.

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


In accordance with US GAAP, further costs associated with the integration and restructuring program, which the Company anticipates will amount to up to $2.4 million, will be recognized when the appropriate recognition criteria have been met. These costs are expected to be incurred in the next quarter. It is anticipated that the integration and restructuring program will be substantially complete by December 31, 1998.

4.  EXTRAORDINARY ITEMS

On May 20, 1998, the Company completed the issue of $75 million 4.75% convertible subordinated notes, the proceeds of which were partially applied to the repayment of $49 million of term debt due to Midland Bank plc. The early payment of such debt resulted in an extraordinary charge of $830,000 consisting of the following:

                                                    $'000
Write off of unamortized loan costs                 1,238
Income tax benefit                                   (408)

                                                    -----
                                                      830
                                                    -----
                                                    -----

5.  PROVISION FOR INCOME TAXES

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual income tax rate. The Company is providing for income taxes in 1998 at an effective tax rate of 36.1% of net income before amortization of goodwill, non-recurring integration and restructuring charges and extraordinary items, which are largely non-tax deductible. The comparative rate for the year ended December 31, 1997 was 35.4%.

6.  EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are computed in accordance with FAS No. 128, "Earnings per Share", which is effective for fiscal periods ending after December 15, 1997. Prior periods have been restated to conform with the provisions of this standard.

Diluted earnings per share are not given for the three month period ended June 30, 1998 and the six month period ended June 30, 1998 due to the loss incurred in those periods. Basic loss per share for the three month period ended June 30, 1998 and six month period ended June 30, 1998 are computed on the basis of weighted average number of shares in issue respectively.

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


The numerators and denominators of the basic and diluted per share computations are reconciled below:

                                             THREE MONTHS ENDED JUNE 30, 1997               THREE MONTHS ENDED JUNE 30, 1998
                                           INCOME                                     INCOME
                                        (NUMERATOR)         SHARES     PER SHARE    (NUMERATOR)            SHARES       PER SHARE
                                             $          (DENOMINATOR)   AMOUNT           $             (DENOMINATOR)      AMOUNT
                                       (IN THOUSANDS)   (IN THOUSANDS)     $      (IN THOUSANDS)       (IN THOUSANDS)       $
BASIC EPS
Income available to common
stockholders                                 1,181           37,699       0.03         (14,901)            30,352           (0.49)
EFFECT OF DILUTIVE SHARES
Share options                                    -              900                          -                N/A
                                     ---------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
stockholders and assumed option
exercises                                    1,181           38,599       0.03             N/A                N/A             N/A
                                     ---------------------------------------------------------------------------------------------
                                     ---------------------------------------------------------------------------------------------

                                             SIX MONTHS ENDED JUNE 30, 1997                   SIX MONTHS ENDED JUNE 30, 1998
                                           INCOME                                      INCOME
                                        (NUMERATOR)         SHARES      PER SHARE    (NUMERATOR)            SHARES      PER SHARE
                                             $          (DENOMINATOR)    AMOUNT           $             (DENOMINATOR)     AMOUNT
                                       (IN THOUSANDS)   (IN THOUSANDS)      $       (IN THOUSANDS)      (IN THOUSANDS)       $
BASIC EPS
Income available to common
stockholders                                 2,425           37,572        0.06        (20,106)            27,787           (0.72)
EFFECT OF DILUTIVE SHARES
Share options                                    -              903                          -                N/A
                                     ----------------------------------------------------------------------------------------------

DILUTED EPS
Income available to common
stockholders and assumed option
exercises                                    2,425           38,475        0.06            N/A                N/A             N/A
                                     ----------------------------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------------------------

7.  ACQUISITIONS

On February 9, 1998, a wholly owned subsidiary of Getty Images merged with PhotoDisc. The purchase consideration was $244.6 million including expenses, which included the issue of 8,083,831 shares of Getty Images Common Stock, at a total market value of $171.8 million.

                                                                                                              $
                                                                                                       (IN THOUSANDS)
PURCHASE PRICE OF PHOTODISC

Cash consideration to holders of PhotoDisc Common Stock and Series A
  Preferred Stock                                                                                            34,076
Getty Images' transaction expenses                                                                            9,000
                                                                                                            -------
Cash costs of the acquisition                                                                                43,076

Stock consideration - Shares of Getty Images Common Stock issued
  (8,083,831 @ $21.25)                                                                                      171,781
Fair value of options over shares of PhotoDisc Common Stock converted to options
  over shares of Getty Images Common Stock                                                                   29,701
                                                                                                            -------
Total purchase price                                                                                        244,558
PhotoDisc net assets at February 9, 1998                                                                     (5,216)
                                                                                                            -------
Excess of purchase price over net assets acquired                                                           239,342
                                                                                                            -------
                                                                                                            -------
Amount allocated to specific intangibles (amortized over 2 to 3 years)                                       46,387
Amount allocated to goodwill (amortized over 20 years)                                                      192,955
                                                                                                            -------
                                                                                                            239,342
                                                                                                            -------
                                                                                                            -------

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


On February 10, 1998 Getty Images purchased the entire issued share capital of Allsport. The purchase consideration was $51.1 million, including expenses, which included the issue of 1,137,916 shares of Getty Images Common Stock at a total market value of $24.2 million.

                                                                                                              $
                                                                                                        (IN THOUSANDS)
PURCHASE PRICE OF ALLSPORT

Cash consideration to holders of Allsport Ordinary Shares at closing                                         26,998
Getty Images' transaction expenses                                                                              900
                                                                                                           --------
Cash costs of the acquisition                                                                                27,898

Stock consideration - Shares of Getty Images Common Stock issued
  (691,899 @ $21.25) (1)                                                                                     14,703
Fair value of options for Allsport Ordinary Shares, which
shares were held by an Employee Benefit Trust, converted
to options over shares of Getty Images Common Stock(1)
                                                                                                              8,511

                                                                                                           --------
Total purchase price                                                                                         51,112
Allsport net assets at February 10, 1998                                                                       (631)
                                                                                                           --------

Excess of purchase price over net assets acquired                                                            50,481
                                                                                                           --------
                                                                                                           --------

Amount allocated to specific intangibles (amortized over 1 to 3 years)                                        4,571
                                                                                                           --------
Amount allocated to goodwill (amortized over 20 years)                                                       45,910
                                                                                                           --------
                                                                                                             50,481
                                                                                                           --------
                                                                                                           --------


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

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


8.  ADDITIONAL PAID IN CAPITAL

Additional paid in capital includes the following adjustments relating to the conversion of options for shares of PhotoDisc Common Stock and Allsport Ordinary Shares into options for shares of Getty Images Common Stock and the acquisition of the entire issued share capital of Getty Communications.

                                                                                                                 $
                                                                                                          (IN THOUSANDS)

Fair value of options for Allsport Ordinary Shares less market value of Getty Images
  Common Stock issued to the Employee Benefit Trust                                                              (967)
Elimination  of Getty  Communications  Ordinary  Shares at par, net of the
  conversion to shares of Getty Images Common Stock                                                               416
Elimination of additional paid-in capital of Getty Communications                                             108,049
Fair value of options over shares of PhotoDisc Common Stock converted to options
  over shares of Getty Images Common Stock                                                                     29,701
                                                                                                              -------

                                                                                                              137,199
                                                                                                              -------
                                                                                                              -------

9.  REFINANCING

On May 20, 1998, the Company completed the issue of $75 million convertible notes. These notes carry a coupon of 4.75% and are convertible into 2.6 million shares of Getty Images Common Stock, subject to adjustment. These notes are general unsecured subordinated obligations of the Company. The proceeds from the sale of the notes were partially applied to the repayment of $49 million of term debt, of which $17 million existed at December 31, 1997.

10. STOCK OPTIONS

Under the Scheme of Arrangement, the existing stock options granted by Getty Communications were vested immediately, with the right to exercise the options for a period of three months from February 17, 1998, which was subject to extension at the discretion of the Company. As an alternative to exercising options, option holders had the right to exchange their existing options for Getty Communications Class "A" Ordinary Shares for new options over Getty Images Common Stock at a ratio of 2 for 1.

Pursuant to the acquisition of PhotoDisc, 1.8 million options for Getty Images Common Stock were granted to existing holders of options over PhotoDisc Common Stock.

On February 9, 1998, Getty Images granted 3.1 million options to acquire Getty Images Common Stock at $20.91 per share. Further options were granted on April 1 and June 2, 1998 of 81,000 at $25.88 and 255,000 at $19.22,
respectively. These options are exercisable within one to ten years from date of grant.

REPORT ON UNAUDITED INTERIM FINANCIAL INFORMATION

To the Board of Directors of Getty Images, Inc.

We have reviewed the accompanying interim consolidated financial statements of Getty Images, Inc. and consolidated subsidiaries as of June 30, 1998, and for the three-month and six-month period then ended as set out on pages 3 to 14. These interim financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles.


PricewaterhouseCoopers
Chartered Accountants
LONDON
England


August 14, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF GETTY IMAGES, INC. AND THE NOTES THERETO, AND OTHER FINANCIAL INFORMATION CONTAINED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

THE STATEMENTS IN THIS SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 27E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS QUARTERLY REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER "ITEM 1:
BUSINESS - H. BUSINESS RISK FACTORS" IN THE ANNUAL REPORT.

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

Getty Images' sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Sales generally comprise a large number of relatively small transactions involving the sale either of single images, video and film clips or of CD-ROM products containing between 100 and 300 images. Getty Images utilizes a variety of digital and analog distribution platforms, including electronic commerce via the Internet, CD-ROMS, 35mm film, video and traditional analog transparencies. Prices are determined by the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups. Sales are also generated from subscription or bulk purchase deals where customers are provided access to imagery on-line.

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

Getty Images' selling, general and administrative expenses include salaries and related staff costs, premises and utility costs and marketing and catalog costs. These costs have increased recently largely as a result of acquisitions and also to support the growth of the business. In the case of Allsport, staff costs include salaries of photographers who are employed directly by the Company.

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

As a result of Getty Images' various acquisitions and their consequential financial and accounting effects on net income, Getty Images believes that EBITDA provides investors and analysts with an appropriate measure of the operating performance of Getty Images. Getty Images defines EBITDA as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring and extraordinary costs.

The Company experienced an increase in the rate of demand for the digital search, selection and fulfillment of imagery during 1997 and the first two quarters of 1998, particularly in North America, and believes this trend will continue, especially in more developed markets. As a result, the Company intends to increase the rate of capital expenditures in digitization in 1998 and 1999, building on the significant investment made in 1997.

At the same time, the Company is integrating various parts of the business following the acquisitions of PhotoDisc and Allsport. It is anticipated that non-recurring integration and restructuring costs of up to $11.5 million will be incurred in the three month periods ended June 30 and September 30, 1998. $9.1 million of this charge was incurred in the three month period ended June 30, 1998. The charge will cover the one-time charges arising from the acquisitions of PhotoDisc and Allsport and their integration and the related reorganization of the Company's businesses, as well as exit costs associated with the closure of certain facilities operated by the Group.

BASIS OF PRESENTATION

Getty Images reports in U.S. dollars. Getty Communications previously reported in pounds sterling. To facilitate comparison of the results of Getty Images with the historical results of Getty Communications, the historical results of Getty Communications have been translated into U.S. dollars using the exchange rates set out below.

Noon Buying rates for pounds sterling expressed in U.S. dollars per pound sterling:

           Average for period ended June 30, 1997:                                 1.6335
           Period end rate at June 30, 1997:                                       1.6650
           Average for period ended June 30, 1998:                                 1.6504
           Period end rate of June 30, 1998                                        1.6685

UNAUDITED RESULTS OF OPERATIONS:

                                                                                SIX MONTHS ENDED JUNE 30
                                                       --------------------------------------------------------------------------
                                                                               % OF                                  % OF
                                                              1997         NET REVENUES             1998         NET REVENUES
                                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
INCOME STATEMENT DATA:
Sales                                                        $48,718           100.0%             $86,057             100.0%
Gross profit                                                  30,381            62.4%              60,541              70.3%
Non-recurring integration and restructuring costs                  -             -                 (9,137)            (10.6%)
Amortization and depreciation                                 (4,972)          (10.2%)            (23,348)            (27.0%)
Operating income/(loss)                                        4,045             8.3%             (17,529)            (20.4%)
Net interest income/(expense)                                    782             1.6%              (1,319)             (1.5%)
Extraordinary item                                                 -             -                   (830)             (1.0%)
Net income/(loss)                                              2,437             5.0%             (20,106)            (23.4%)

OPERATING DATA:
EBITDA(1)                                                      9,017            18.5%              14,956              17.4%

                                                                              THREE MONTHS ENDED JUNE 30
                                                       --------------------------------------------------------------------------
                                                                               % OF                                 % OF
                                                              1997         NET REVENUES            1998         NET REVENUES
                                                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
INCOME STATEMENT DATA:
Sales                                                        $25,737           100.0%             $48,126             100.0%
Gross profit                                                  16,042            62.3%              34,217              71.1%
Non-recurring integration and restructuring costs                  -             -                 (9,137)            (19.0%)
Amortization and depreciation                                 (2,546)           (9.9%)            (13,554)            (28.2%)
Operating income/(loss)                                        2,115             8.2%             (14,311)            (29.7%)
Net interest income/(expense)                                    446             1.7%                (768)             (1.6%)
Extraordinary item                                                 -             -                   (830)             (1.7%)
Net income/(loss)                                              1,181             4.6%             (14,901)            (31.0%)

OPERATING DATA:
EBITDA(1)                                                      4,661             18.1%               8,380          17.4%

(1) "EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring and extraordinary charges. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Image's operating performance or to cash flows as a measure of Getty Images' liquidity.

SALES

Getty Images' sales increased from $48.7 million in the six month period ended June 30, 1997 to $86.1 million in the six month period ended June 30, 1998, an increase of 77%, and from $25.7 million in the three month period ended June 30, 1997 to $48.1 million in the three month period ended June 30, 1998, an increase of 87%. The increase was attributable mainly to $30.2 million and $19.1 million in sales in the six and three month periods ended June 30, 1998 respectively from the acquisitions in February 1998 of PhotoDisc and Allsport.

Excluding the contribution from the acquisitions made in the six and three month periods ended June 30, 1998, reported sales of the existing businesses grew by 15% and 13% respectively over the corresponding periods in 1997. Had the 1997 equivalent exchange rates been applied to the 1998 non-US dollar currency revenues, sales growth for the six and three month periods ended June 30, 1998, excluding the contributions from the acquisitions, would have been 18% and 15% respectively over the corresponding periods in 1997.

All the major businesses of Getty Images reported growth compared with the equivalent period of 1997:

Tony Stone Images has performed within management's expectations in the six and three month periods ended June 30, 1998, and generated growth by increases in both volume and price. Growth was strong in the advertising and magazine publishing markets and has benefited by the continuing economic strength of the leading economies. In addition to the macroeconomic factors, this continued growth has been the result of a mixture of initiatives, including focused sales development programs and the continued success of the catalogs.

Growth in digital sales continued during the year, accounting for approximately 28% and 32% of the Company's sales in the six and three month periods ended June 30, 1998 at $23.9 million and $15.3 million respectively. PhotoDisc's on-line sales of $8.5 million and $4.6 million in the six and three month periods ended June 30, 1998, represented growth of 224% and 203% over the equivalent periods of 1997. While growth to date in web sales has predominantly been in North America, web sales in Europe and Asia are accelerating as a result of the introduction of websites for these particular markets.

Allsport's strong sales growth in the quarter was driven by a number of major sporting events in the period, particularly the soccer World Cup.
Subscription revenue has been strong on the completion of a number of deals with some prestigious clients, including Pinnacle, the market leader in the trading card industry in the USA.

COST OF SALES

Getty Images' cost of sales, which largely comprises amounts payable to contributing photographers and cinematographers, increased from $18.3 million in the six month period ended June 30, 1997 to $25.5 million, in the six month period ended June 30, 1998 and from $9.7 million in the three month period ended June 30, 1997 to $13.9 million in the three month period ended June 30, 1998. As a percentage of sales, cost of sales declined from 38% in the six month period ended June 30, 1997 to 30% in the six month period ended June

30, 1998 and from 38% in the three month period ended June 30, 1997 to 29% in the three month period ended June 30, 1998.

The reduction in cost of sales as a percentage of sales primarily reflected the higher proportion of sales of owned imagery following the acquisition of Allsport, (where a substantial part of the image collection does not give rise to payments to photographers), and the addition of PhotoDisc sales into the mix (where cost of sales is lower as a result of a larger percentage of on-line sales). A similar situation exists in respect of most of Hulton Getty's imagery and approximately 25% of Energy Film Library's footage. In line with the Company's strategy of increasing its sales of wholly owned content, the proportion of sales of wholly owned imagery increased from approximately 5% in both the three and six month periods ended June 30, 1997 to approximately 16% and 19% in the six and three month periods ended June 30, 1998 respectively.

Within Tony Stone Images, new contracts with contributing photographers have been endorsed by the Photographers' Advisory Groups, consultative but non-binding groups of US and European contributing photographers. This new contract includes a new rate for on-line sales: 40% for in-territory sales and 30% for out-of-territory sales, which compares to the rate for analog sales of 50% for in-territory sales and 30% for out-of-territory sales. Management expects this agreement to improve gross margin as a higher proportion of sales move to the web. The principal cost of entering into this new contract is a change to the cash payment terms to the photographers which will result in a one-time cash payment of approximately $5 million in the fourth quarter of 1998. This sum represents purely an acceleration of the payments due to them and hence will not affect EBITDA or operating income.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Getty Images' selling, general and administrative expenses increased from $21.4 million in the six month period ended June 30, 1997 to $45.6 million in the six month period ended June 30, 1998 and from $11.4 million in the three month period ended June 30, 1997 to $25.8 million in the three month period ended June 30, 1998. As a percentage of sales, selling, general and administrative expenses increased from 43.9% in the six month period ended June 30, 1997 to $53.0% in the six month period ended June 30, 1998 and from 44.2% in the three month period ended June 30, 1997 to 53.7% in the three month period ended June 30, 1998.

The increase in selling, general and administrative expenses as a percentage of sales was mainly attributable to the inclusion of PhotoDisc and Allsport. These businesses have substantially higher selling, general and administrative expenses than the existing businesses. Both businesses have been making substantial investment in sales, marketing and information technology infrastructure to allow the companies to grow at accelerated rates into new markets and, in PhotoDisc's case, to develop the web business. As these businesses mature, this cost, as a percentage of sales, is expected to diminish. In addition, management expects that the application of existing businesses cost management disciplines should result in further savings over the long term.

Excluding PhotoDisc and Allsport, selling, general and administrative expenses increased moderately as a percentage of sales principally as a result of investments in management and new business systems, including those required for the new Tony Stone Images' e-commerce site. Management expect these investments will give rise to enhanced sales and allow these businesses to become more competitive. Benefits have started to be realized within Tony Stone Images on "Compass", the advanced internal search and selection software, and "Client Preview" which allows customers to review the results of a Compass search through the web. Further service improvements are expected as a result of Tony Stone Images website, which management expects will become fully operational in the fourth quarter of 1998.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was $16.9 million and $10.0 million in the six and three month periods ended June 30, 1998 respectively compared to $1.3 million and $0.7 million in the six and three month periods ended June 30, 1997. These increases in amortization arise from the inclusion of amortization relating to the acquisitions of PhotoDisc and Allsport. Intangibles of $239 million and $51 million, respectively, arose on consolidation of these acquisitions. A substantial part of these intangibles, $239 million, has been attributed to goodwill which is being amortized over 20 years. Other intangibles of $51 million are being amortized over periods varying from one to three years.

DEPRECIATION

Depreciation increased from $3.6 million and $1.8 million in the six and three month periods ended June 30, 1997 respectively to $6.4 million and $3.5 million in the six and three month periods ended June 30, 1998. These increases primarily arose from the acquisitions, together with continued investment in capital expenditure. The merger with PhotoDisc has provided the opportunity to accelerate Getty Images' digital strategy, which management anticipates will require capital expenditures both in 1998 and 1999 of approximately $28 million in the aggregate. Depreciation charges are therefore expected to increase in the medium term.

NON-RECURRING INTEGRATION AND RESTRUCTURING COSTS

During the three month period ended June 30, 1998, Getty Images approved and commenced its program to integrate the business of the Group. This has resulted in non-recurring integration and restructuring costs of $9.1 million in the quarter.

Integration costs in the quarter amounted to $1.3 million and were associated with the activities of teams responsible for integrating the various businesses of the Group for the benefit of future operations and include items such as consulting and professional fees, systems and process integration costs and contract renegotiation costs.

The provision for restructuring costs, amounting to $7.8 million in the three month period ended June 30, 1998 were for estimated exit costs associated with the closure of certain facilities operated by the Group, including asset writedowns and termination costs. The largest element of the asset writedown comprises systems assets, namely hardware and software, which have shortened lives as a result of the restructuring plans. The termination costs arise in relation to property related exit costs, agents and photographer contracts and employees. The property related lease costs arise from the consolidation of offices where the Company has multiple sites in one location and the terminated employees mainly relate to certain senior managers who have now departed. Management changes in the quarter include the appointment of Group Services Director, Don Smith, as the new Managing Director of Tony Stone Images. Stephen Warshaw, Managing Director of Tony Stone Images, has left the company. Bob Chamberlain, Co-President of PhotoDisc, has also left the company. Sally von Bargen remains as President of PhotoDisc.

In accordance with US GAAP, further costs associated with the non-recurring integration and restructuring programs, which the management anticipates will amount to up to $2.4 million, will be recognized in the three month period ended September 30, 1998. It is anticipated that the non-recurring integration and restructuring program will be substantially complete by December 31, 1998. Management expects that the total cash outlay will amount to approximately $8 million.

NET INTEREST INCOME/(EXPENSE)

Net interest expense was $1.3 million and $768,000 in the six and three month period ended June 30, 1998 respectively compared with interest income of $782,000 and $446,000 in the six and three month periods ended June 30, 1997 respectively.

Interest has arisen in 1998 on $30 million of interest bearing term debt drawn down to meet the cash consideration of the acquisitions of PhotoDisc and Allsport and on the $75 million convertible notes issued on May 20, 1998, part of the proceeds of which were used to repay the term debt.

NET EXCHANGE GAINS/(LOSSES)

Getty Images had net exchange losses of $59,000 in the six month period ended June 30, 1998 and net exchange gains of $296,000 in the three month period ended June 30, 1998 and net exchange losses of $312,000 and $240,000 in the six and three month periods ended June 30, 1997 respectively. These credits and costs are largely unrealized and arise from revaluation of currency balances residing in Getty Images' subsidiaries' books.

Getty Images hedges a majority of contracted net receivables and payables using a combination of internal hedging, forward exchange contracts and foreign currency term loans.

INCOME TAXES

In the six month period ended June 30, 1998 and 1997, Getty Images had tax charges of $369,000 and $2.1 million respectively. In the three month period ended June 30, 1998, Getty Images had an income tax credit of $712,000, compared to a tax charge of $1.1 million in the three month period ended June 30, 1997. Excluding the tax credit of $2.2 million arising on the non-recurring integration and restructuring costs and the amortization of intangibles, which is largely non-tax deductible, Getty Images had effective tax rates of 36.1% and 35.2% for the six and three month periods ended June 30, 1998 and 35.4% and 37.6% for the six and three month periods ended June 30, 1997.

The changes in the effective rate of tax, excluding the impact of amortization of intangibles, was due to a variation in profit mix and tax rates in the countries in which Getty Images operates.

EXTRAORDINARY ITEMS

The repayment of the term debt due to Midland Bank plc from the proceeds of the $75 million 4.75% convertible subordinated notes resulted in an extraordinary charge of $0.8 million in the three month period ended June 30, 1998 comprising the write off of unamortized loan arrangement costs net of the associated income tax benefit.

NET (LOSS)/INCOME

As a result of the foregoing, the net losses for the six and three month periods ended June 30, 1998 were $20.1 million and $14.9 million respectively compared to net income of $2.4 million and $1.2 million respectively in the six and three month periods ended June 30, 1997.

EBITDA

EBITDA increased from $9.0 million and $4.7 million in the six and three month periods ended June 30, 1997 to $15.0 million and $8.4 million in the six and three month periods ended June 30, 1998 respectively, an increase of 66% and 80%.

"EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring and extraordinary charges. Thus, EBITDA with respect to Getty Images comprises sales less cost of sales and selling, general and administrative expenses. Getty Images believes that EBITDA provides a measure of operating income unaffected by the financing of the business and the accounting effects of acquisitions and assists in explaining trends in the operating performance of Getty Images. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Images' operating performance or to cash flows as a measure of Getty Images' liquidity.

LIQUIDITY AND CAPITAL RESOURCES

                                                                     SIX MONTHS ENDED JUNE 30
                                                               1997                           1998
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
Net cash provided by/(used in):
           Operating activities                               $7,334                          $5,220
           Investing activities                              (13,719)                        (83,667)
           Financing activities                               (2,119)                         84,953
           Exchange differences                               (1,737)                            423
                                                  ------------------------------------------------------------
Net increase/(decrease) in cash and cash
  equivalents                                                (10,241)                          6,929
                                                  ------------------------------------------------------------
                                                  ------------------------------------------------------------

Getty Images' cash resources increased by $6.9 million in the six month period ended June 30, 1998 compared to a decrease of $10.2 million in the six month period ended June 30, 1997.

Net cash provided by operating activities amounted to $5.2 million in the six month period ended June 30, 1998 compared to $7.3 million in the six month period ended June 30, 1997. The cash generated was less in 1998 as a result of adverse movements in working capital arising from timing differences between the two periods. In particular, substantially more deferred expenditure in the six month period ended June 30, 1998 due to the timing and production of catalogs than occurred in the six month period ended June 30, 1997. In the six month period ended June 30, 1998, Getty Images invested $8.5 million in fixed assets compared to $6.5 million in the six month period ended June 30, 1997.

The acquisitions of PhotoDisc and Allsport in February 1998 resulted in a cash outflow of $75.2 million, including expenses. To fund this, Getty Images raised a net additional $30 million of debt and Getty Investments L.L.C. subscribed for an additional 1.5 million shares, providing $28 million of additional capital. On May 20, the Company raised $75 million from the issue of 4.75% convertible subordinated notes. $49 million of this was applied to the repayment of term debt and costs of approximately $3.6 million were incurred. Also in the six month period ended June 30, 1998 the Company raised $4 million from the exercise of options.

At June 30, 1998, Getty Images had outstanding long term debt of $75.9 million and cash of $36.2 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company operates in a rapidly changing business that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business which may cause the actual results to differ from those currently expected. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, the developmental nature of the visual content industry, rapid technological change in the visual content industry, competition in the visual content industry, potential difficulties in integrating the operations of PhotoDisc and Allsport and other acquired companies and in managing any growth and expansion, risks related to the Company's acquisition strategy, risks related to the Company's recognition of goodwill pursuant to its acquisitions of PhotoDisc and Allsport, the influence of certain principal stockholders of the Company, the Company's levels of indebtedness, risks related to electronic image delivery systems, the impact in changes in foreign exchange rates, the potential loss of rights to Getty trademarks, the possible volatility of the Company's stock price and the impact of future sales of substantial number of shares on the market price of the Company's stock and certain antitakeover considerations.

For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 1 - Business, in the Company's 1997 Form 10-K.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has and may continue to be subject to legal claims from time to time in the ordinary course of business, including those related to the alleged infringement by the Company of the trademarks and other intellectual property rights of third parties, such as failure to secure model releases. Presently, there are no pending legal proceedings to which the Company is a party or to which any of its property is subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its consolidated financial position or results of the operations or its liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 20, 1998, the Company completed the sale of a new issue of $75 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2003 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $28.5075 per share, subject to adjustments in certain events. The Notes were sold by the Company to BT Alex. Brown International, BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation and Hambrecht & Quist LLC, as initial purchasers (collectively, the "Initial Purchasers") in an unregistered private placement. The Company was advised by the Initial Purchasers that the Notes were resold only to qualified institutional buyers (as defined in Rule 144A under the Securities
Act) in compliance with Rule 144A and to a limited number of institutional accredited investors (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act.

The Company has used approximately $49 million of the net proceeds to prepay the Company's term loan facilities with Midland Bank plc, and has used or expects to use the balance for general corporate purposes, including capital expenditures, the ongoing digitization of portions of its visual images collections and working capital requirements or the possible acquisition of complementary businesses, products or technologies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      Reference is made to the Index of Exhibits beginning on page 28 for a list of all exhibits filed as part of this report.

(b)   Reports on Form 8-K.

      Form 8-K/A filed on April 27,1998, amending Item 7 to the Current Report on Form 8-K filed on February 24, 1997.
      Form 8-K filed on April 29, 1998, reporting Item 5 and 7.
      Form 8-K filed on May 6, 1998, reporting Item 5 and 7.
      Form 8-K filed on May 8, 1998, reporting Item 5, 7 and 9.
      Form 8-K filed on May 13, 1998, reporting Item 5 and 7.
      Form 8-K filed on August 13, 1998, reporting Item 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GETTY IMAGES, INC.


DATE: August 14, 1998                    BY: /s/ Lawrence Gould
                                            -------------------------------
                                                   LAWRENCE GOULD
                                               CHIEF FINANCIAL OFFICER


*  Signing on the behalf of the Registrant as a principal financial officer

                               GETTY IMAGES, INC.
                          QUARTERLY REPORT ON FORM 10-K
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                INDEX TO EXHIBITS


  NUMBER ASSIGNED IN
REGULATION S-K, ITEM 601                              DESCRIPTION OF EXHIBIT
------------------------                              ----------------------

       (1)3.1                Amended and Restated Certificate of Incorporation of Getty Images (3.1)

       (1)3.2                Bylaws of Getty Images (3.2)

          4.1                Indenture relating to the Company's 4.75% Convertible Subordinated Notes
                             due 2003, dated as of May 27, 1998, between Getty Images, Inc. and
                             The Bank of New York, as Trustee.

         10.1                Registration Rights Agreement, dated as of May 27, 1998, among
                             Getty Images, Inc. and BT Alex. Brown Incorporated, BancAmerica
                             Robertson Stephens, Donaldson, Lufkin & Jenrette Securities
                             Corporation and Hambrecht & Quist LLC.

         27.1                Financial Data Schedule

--------------------------------------------------------
(1) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant. (Exhibit number in the Form S-4 is set forth in italics.)