Form 10-K/A
period 1997-12-31
GETTY IMAGES INC
filed 1998-08-19
CIK 1047202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                               AMENDMENT NO. 2 TO
                          ANNUAL REPORT ON FORM 10-K/A

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

                            ------------------------

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days. Yes X No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $280,558,817 as of August 14, 1998, based upon the closing price of $19.25 per share of Getty Images common stock on the Nasdaq National Market reported on such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

    As of August 14, 1998, the number of shares of Common Stock outstanding was 30,459,117.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

    This Form 10-K/A amends Item 1 of the Annual Report on Form 10-K for the year ended December 31, 1997, filed by the Registrant on March 30, 1998, as amended by Amendment No. 1 to Annual Report on Form 10-K/A, filed by the Registrant on April 28, 1998. Item 1 of this Form 10-K/A replaces Item 1 as previously filed in its entirety. All cross references to sections of the previously filed Item 1 of the 1997 Annual Report on Form 10-K will be deemed to refer to the applicable section of Item 1 included herein.

                               GETTY IMAGES, INC.
                               AMENDMENT NO. 1 TO
                          ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                                                PAGE
                                                                                                                -----
PART I
  Item 1.  Business........................................................................................           3

                                     PART I
                                ITEM 1: BUSINESS

OVERVIEW

    Getty Images is a leading global visual content provider. Getty Images owns and controls content across all major categories of the non-commissioned sector of the visual content industry. As a result of its international network of wholly owned offices, agents and distributors and its position as a leading visual content provider on the Web, Getty Images is able to provide its customers access to its images anywhere and at any time. Its visual content collections include:

    - ALLSPORT. Allsport is a leading global sports photography agency, with a collection of more than 4 million images, most of which are owned by Allsport, and which serves primarily the sports journalism market as well as the sponsor and sports advertiser markets. New images are continually produced by Allsport's photographers at major sporting events. Images are digitized at a rate of approximately 15,000 images per month and are made available to customers on a "live" basis via a proprietary on-line subscription service and via the Internet.

    - ENERGY FILM LIBRARY. Energy Film Library, one of the world's leading stock footage companies, maintains a growing library of commercially desirable cinematography covering a broad range of contemporary subject matter. This footage is used in the advertising, television, feature film, communications and new media markets. Energy Film Library has formed strategic alliances to develop on-line and Internet services to provide clients with stock footage in digital formats.

    - LIAISON AGENCY. Liaison Agency is a leading North American news and reportage agency, which makes available on a daily basis images and features covering major news stories worldwide. It has a library of several million photographs covering major events, personalities and entertainment for the last 30 years.

    - HULTON GETTY. Hulton Getty, one of the two largest privately owned collections of archival photography in the world, consists of approximately 300 separate collections totaling approximately 15 million images, of which over 180,000 images have been digitized and made available for search and review on the Hulton Getty Web site.

    - PHOTODISC. PhotoDisc is a leader in the development and marketing of digital stock photography products and in electronic commerce within the visual content industry. PhotoDisc has a collection of approximately 75,000 feature-enhanced photographic images at a variety of resolutions, developed specifically to support its digital delivery and royalty-free licensing model. These images are available for customers for purchase on the PhotoDisc Web site which is fully enabled for electronic commerce.

    - TONY STONE IMAGES. Tony Stone Images is one of the world's leading providers of contemporary stock photography. Its core collection of approximately 60,000 images, is a tightly edited, relevant and manageable collection, designed to meet the needs of all major customer segments, including advertising and design clients, and to compete directly with commissioned photography. This collection has been digitized for internal search and review purposes and is planned to be available to customers for purchase on a Web site which is fully enabled for electronic commerce in the second half of 1998.

    Getty Images markets and distributes its image and footage products through a diverse and broad set of channels. Its international network of wholly owned offices, including offices in London, Seattle, Amsterdam, Barcelona, Brussels, Chicago, Copenhagen, Hamburg, Hong Kong, Los Angeles, Munich, New York, Paris, Stockholm, Sydney, Tokyo, Toronto and Vienna, and agents and distributors in 53 countries, provide local, market specific support and services. Getty Images also produces print and CD-ROM catalogs which are distributed widely to existing and potential customers. The Company's on-line sales and marketing, through systems such as PhotoDisc's Web site and Allsport's proprietary subscription-based system, is key to support what the Company believes is a growing number of customers who prefer to select and purchase visual content products on-line. Expanding and broadening the reach of these systems and developing similar systems for distribution of the Company's visual content collections is a central strategic focus of the Company.

THE VISUAL CONTENT INDUSTRY

    The visual content industry supplies images to a varied and growing customer base, ranging from major multinational corporations to individual consumers. Images are used to communicate messages in a wide variety of applications, including print, electronic and broadcast advertising, direct mail and marketing brochures, educational and training publications, books, magazines, newspapers, corporate communications and annual reports, motion pictures, broadcasting, CD-ROM products, sites on the Web, other on-line uses, sales and in-house presentations and various consumer uses, such as prints, personal Web sites, screen savers and electronic and print greeting cards.

    Visual content can be broadly divided into commissioned imagery and non-commissioned imagery. Commissioned images are commissioned from photographers and cinematographers by particular clients for a single predetermined application. Non-commissioned images, commonly referred to as "stock", are provided by agencies that maintain libraries of selected images which can be licensed multiple times for use by different clients for different purposes. Getty Images is primarily active in the non-commissioned sector of the visual content industry. Getty Images believes that the market share of non-commissioned imagery has been increasing as the quality of images available from non-commissioned agencies has become comparable to the quality of commissioned images. Non-commissioned imagery offers the advantages of lower cost, immediate availability and the ability to preview an image for appropriateness prior to license.

    Non-commissioned images are commercially available under two types of license:

    - Images can be licensed for specific uses ("rights-protected licensing"). These licenses can be tailored for each image and customer application and often grant a degree of exclusivity of use to licensees, and impose restrictions on the permissible number of copies that can be made, the medium of reproduction or publication, uses by other parties and other factors, including the geographic area, duration and purpose of use.

    - Images can be licensed on a standard fee basis for multiple uses ("royalty-free licensing"). These licenses allow images to be used on a non-exclusive basis for virtually any purpose, pursuant to non-negotiable, "shrink-wrap" or "point-and-click" license agreements. Royalty-free agencies typically deliver imagery via CD-ROM products and, in some cases, the Internet. The royalty-free sector is one of the fastest growing sectors in the visual content industry.

    CONTENT CATEGORIES

    The visual content industry consists of several different types of content. The categories of content currently commercially available in the non-commissioned sector of the industry are:

    - CONTEMPORARY STOCK PHOTOGRAPHY images cover a wide variety of contemporary subjects, including lifestyles, families, business, science, health and beauty, sports, transportation, travel and the environment. The major contemporary stock photography businesses that offer rights-protected licensing are Tony Stone Images, The Image Bank and Visual Communications Group. In addition to PhotoDisc, the major agencies providing the digital distribution of predominantly royalty-free contemporary stock photography are Digital Vision, Image Club, Adobe Systems and Digital Stock.

    - ARCHIVAL PHOTOGRAPHY consists of collections of images and illustrations covering well-known historic moments, people and places up to the present day, as well as images reflecting the history of society, entertainment, travel, industry and culture. Hulton Getty and the Bettman Archive are the world's two largest privately owned collections of archival photography.

    - CONTEMPORARY STOCK AND ARCHIVAL FOOTAGE are the film equivalents of contemporary stock photography and archival photography. These categories currently form growing, but still relatively small parts of, the visual content industry. Energy Film Library and The Image Bank are the two leading contemporary stock footage providers on a worldwide basis.

    - NEWS, CURRENT AFFAIRS, FEATURES AND CELEBRITY MATERIAL consists of photographs or footage of specific events or the activities of well-known people. Participants in this segment of the industry include wire services and several general news and reportage agencies, including Gamma Liaison, and content specialized photography agencies such as Allsport.

    USERS AND USES

    The visual content market supplies imagery to creative professionals in the visual communications industry, including graphic designers, art directors and art buyers at advertising agencies, marketing and communications professionals, Web and new media designers, newspaper, magazine, book, music and video publishers and broadcast and media production companies. In addition, new market segments are emerging, including business users, who are not graphic designers or other professional users of images, such as managerial and sales professionals, SOHO users, and potentially the broader consumer market.

    These customers use imagery in a variety of applications, including print, electronic and broadcast advertising, direct mail and marketing brochures, educational and training publications, books, magazines, newspapers, corporate communications and annual reports, motion pictures, broadcasting, CD-ROM products, Web sites, other on-line uses, sales and in-house presentations and various consumer uses.

    Getty Images believes that there have been significant increases in recent years in the numbers of users and uses of images, partly as a result of a greater appreciation of the value of images for conveying, symbolizing and reinforcing marketing and editorial messages and partly as a result of a proliferation in communication channels, particularly via the Internet and in the cable and satellite broadcasting industry.

    Getty Images expects that the footage sector will continue to grow as technological developments in cable and satellite broadcasting and new media industries lead to a major increase in demand for stock and archival footage.

    TECHNOLOGY

    Getty Images believes that the visual content industry is changing and that certain sectors are experiencing significant growth as a result of several factors, including: (i) increasing proliferation of image applications in society and the increasing use of images to communicate and convey messages in the publishing, broadcasting and electronic domains; (ii) expected continuing shifts from the use of single-purpose commissioned images to library-sourced images as the quality, certainty and cost benefits of non-commissioned images become more widely recognized and appreciated by professional users of images; and (iii) continued evolution in Internet usage and electronic commerce, as well as the development and commercialization of new technologies in areas such as digitization, facilitating use by professionals and non-professionals. Getty Images believes that its strong expertise in Internet delivery and electronic commerce positions the Company to capitalize on the future opportunities resulting from these changes.

    Getty Images believes that a number of technological advances have contributed to the rapid development in the visual content industry and to increased demand for digital delivery and flexible licensing models. These advances include:

    - ADVANCES IN COMPUTER HARDWARE. The development of faster and less expensive desktop computers, high-quality color monitors and CD-ROM drives, and related compression technologies have made it possible for personal computer users to review and distribute high-quality color images.

    - SOFTWARE DEVELOPMENT. Developments in software applications and tools, such as Adobe PhotoShop and PhotoDeluxe, as well as the popularity of low-priced desktop publishing applications, such as Microsoft Publisher, have enabled personal computer users to enhance, manipulate and edit color images and combine them on a single page with text and other graphics.

    - ADVANCES IN PRINTING TECHNOLOGIES. Advances in commercial four color printing technologies have made professional printing more accessible and cost effective for many professional applications. In addition, the recent introduction of relatively inexpensive, higher resolution color printers have made it possible for non-professionals and personal computer users to print high-quality color images at low cost without professional assistance.

    - THE INTERNET. Significant increases in the use of the Internet, both as a medium for communications and as a platform for commercial transactions, have occurred. This increased use of the Internet has resulted in growth in commercial promotion and advertising in Web sites and other on-line communications, which, in turn, have contributed to an increase in demand for and use of digital images for such promotion, advertising and communications. In addition, the Internet provides a more efficient means of marketing and distributing images for these uses than more traditional methods.

COMPETITIVE STRENGTHS AND STRATEGY

    Getty Images' principal objective is to become the leading international provider of visual content by providing high quality, relevant imagery across all categories of the visual content market to the broadest range of customers in existing, emerging and new markets, in ways that most appropriately meet their needs. The Company has identified the following competitive strengths in its existing operations that it believes differentiate it from other visual content providers:

    - the breadth and depth of its branded high-quality content across all content categories;

    - its leading position in electronic commerce within the visual content industry and experience in the application and development of visual content technology;

    - its multifaceted licensing and distribution models, which provide its customers a comprehensive range of options to meet their creative needs; and

    - its extensive international distribution network and electronic distribution capabilities.

    Getty Images believes that these strengths will allow it to take advantage of both the increasing demand for visual content and the opportunities arising in the rapidly changing visual content industry.

    In order to achieve its objectives, Getty Images pursues the following core strategies:

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

    - LEVERAGE TECHNOLOGICAL EXPERTISE. Getty Images continues to leverage its technological expertise to make its content collections available in digital formats and accessible on-line, which it believes will meet the growing demand in electronic commerce, while enhancing its customers' and its own operational efficiencies. In addition, the Company seeks to develop and integrate new products, services and delivery mechanisms.

    - DEVELOP NEW MARKETS, PRODUCTS AND CUSTOMER TYPES. Getty Images believes that the increasing use of imagery in communications and the emergence of advanced technologies has resulted in opportunities to develop products and services targeted at emerging, potentially larger segments of the market and to further penetrate existing market segments. Getty Images believes that its expertise and systems, its range of licensing models and its use of Web-based delivery make it well positioned to take a leadership role in developing the potentially broader corporate user, SOHO and consumer markets.

    - OFFER COMPREHENSIVE RANGE OF BRANDED CUSTOMER SOLUTIONS. Getty Images offers its customers a comprehensive range of options to meet their commercial and creative needs, from full-service to self-service access, from rights-protected licensing to royalty-free licensing, and from physical delivery of transparencies to electronic delivery of digital images.

    - PROMOTE AND IMPROVE BRAND IDENTITIES. Getty Images believes that Allsport, Energy Film Library, Gamma Liaison, Hulton Getty, PhotoDisc and Tony Stone Images represent pre-eminent brand names in their respective visual content categories. Getty Images will continue to enhance the quality, value and accessibility of its imagery to reinforce their international brand identities and to create new brands in these and other visual content categories.

    - ENHANCE COMPREHENSIVE DISTRIBUTION NETWORK. Getty Images believes that it has one of the most comprehensive distribution networks in the visual content industry with the combination of its worldwide network of wholly owned offices, agents and distributors and its on-line and Internet distribution capabilities. In order to enlarge its available customer base and further penetrate its existing customer base, Getty Images will continue to strengthen its distribution capabilities by enhancing on-line access to its visual content collections, by establishing wholly owned offices in additional key territories and by developing agent and distributor relationships in new markets.

    - PURSUE STRATEGIC ACQUISITIONS. The visual content industry is fragmented with a few international players, a number of regional players and a large number of small businesses that specialize in a particular content type or geographical area. Getty Images now owns content across all major categories. However, it believes that the fragmented nature of the industry continues to offer growth opportunities and it will target companies that offer one or more of the following features: (i) complementary visual content; (ii) a presence in a geographic market where Getty Images is under-represented; and (iii) access to new technologies and expertise.

CONTENT COLLECTIONS AND TARGET MARKETS

    The Company's visual content collections include Allsport, Energy Film Library, Gamma Liaison, Hulton Getty, PhotoDisc and Tony Stone Images.

    ALLSPORT--SPORTS STOCK PHOTOGRAPHY

    Allsport is a world leading sports photography agency, with a collection of more than 4 million images, most of which are owned by Allsport, from sporting events around the world dating from 1896. Its visual content is both specialist and generalist, providing current images to the sports journalism market and the broader market for stock photography used by advertisers and sports promoters. Its main customers are the news media, sports brand manufacturers and sponsors, sports governing bodies and committees, and commercial publishing and merchandising businesses.

    Allsport employs approximately 40 staff photographers and has contractual relationships with 40 prominent sports photographers. New images are continually produced by Allsport's photographers at major sporting events. Images are digitized at a rate of approximately 15,000 images per month and are available to customers on a "live" basis via a proprietary on-line subscription service and via the Internet.

    ENERGY FILM LIBRARY--CONTEMPORARY STOCK FOOTAGE

    Energy Film Library is one of the leading international providers of stock footage to the advertising, television, feature film, corporate communications and new media markets. Energy Film Library's footage has been used in major feature films such as "The Avengers", "Armageddon", "The Truman Story" and "Mighty Joe Young", among others. Getty Images believes that the breadth and magnitude of Energy Film Library's collection, together with the revenue generated by the collection, have established Energy Film Library as a leader in the stock footage segment.

    Energy Film Library, which now includes the archives of the previously acquired Fabulous Footage and the recently acquired ImageWays collection, maintains and licenses a growing library of over 12,000 hours of commercially desirable cinematography covering a broad range of contemporary and archival subject matter. The collection of Energy Film Library, which is generally licensed in short clips of 10 to 20 seconds, includes material covering landscapes, cityscapes, wildlife, scenics, business, sports and lifestyle.

    The Energy Film Library is known for the breadth of its imagery and the high resolution of its content. It is catalogued on computer for quick access and retrieval, and master elements are available in film, tape and digital formats. Energy Film Library represents imagery from over 400 leading cinematographers and film producers.

    LIAISON AGENCY--NEWS AND REPORTAGE

    Liaison Agency is a leading North American news and reportage agency, based on its worldwide sales and the size of its images database. On a daily basis, Liaison Agency sources stories worldwide and distributes images to magazines, newspapers and book publishers, as well as advertising and design agencies and other creative professionals. Liaison Agency's library contains several million photographs covering the major events, personalities and entertainment of the last 30 years. Liaison Agency receives and distributes material from approximately 3,500 photographers worldwide. Since 1986, every image accepted by the agency has been indexed using key words, creating one of the largest databases in the industry.

    Liaison Agency's news division, Gamma Liaison, currently has a relationship with Gamma Presse Images, an independent Paris-based news and reportage agency, for the foreign distribution and production of news and reportage imagery. Gamma Liaison has the responsibility for the production of news and reportage imagery in North America, South America, the Far East and the southern parts of Africa, while Gamma Presse is responsible for production of photographs in Europe, the Middle East and the central and northern parts of Africa. Sales are handled by Gamma Liaison in the United States, by Gamma Presse Images in France and by agents managed by Gamma Presse in other countries.

    HULTON GETTY--ARCHIVAL PHOTOGRAPHY

    Hulton Getty is one of the largest privately owned collections of archival photography in the world, based on the number of photographs in its collection. Its archive consists of approximately 300 separate collections totaling approximately 15 million images, including vintage prints by renowned photographers such as Man Ray, Bill Brandt, Julia Margaret Cameron, Brassai, Kartesz and Matthew Brady, dating back to the beginning of photography. Hulton Getty also incorporates the image collections of Ernst Haas and Slim Aarons. The Hulton Getty collection includes images from all over the world and covers significant events, people and places from the nineteenth and twentieth centuries. Key collections within the archive include:

    - The Picture Post Collection (1938-1957): images of everyday life, social conditions, sport, politics and entertainment by leading international photojournalists from the Picture Post magazine, a U.K. magazine similar in style and content to LIFE magazine or Paris Match.

    - The Keystone Collection (1900-1986): incorporating the files of three major London reportage agencies comprising Keystone Press, Fox Photos and Central Press and an important U.S. archive, Three Lions.

    - London Evening Standard & Daily Express (1940's-1989): extensive news and feature libraries formed by one of the world's largest newspaper groups.

    - London Stereoscopic Company (1854-1910): approximately 100,000 original glass plate negatives, vintage prints and daybooks of 3-D views, celebrity portraits, travel photography and illustrated books from one of the world's first commercial photography firms.

    - Henry Guttman Collection (1800's-1940s): specializing in modern and historical European affairs, crime, early cinema and photography and including old catalogs, books and book plates, prints and engravings.

    Predominantly, the Hulton Getty collection is used by professional users, mainly magazine, news and book publishers in the United Kingdom. Since the acquisition of the Hulton Getty collection, there has been an on going process of selecting, digitizing and indexing the most marketable images of the collection to enhance the accessibility and appeal to a broader customer base. Selected images are available for search and review through the Hulton Getty Web site, which presently comprises over 180,000 images.

    PHOTODISC AND TONY STONE IMAGES--CONTEMPORARY STOCK PHOTOGRAPHY

    PHOTODISC. PhotoDisc is a leader in the development and marketing of digital stock photography products and electronic delivery of images. The PhotoDisc image collection, currently consisting of approximately 75,000 feature-enhanced photographic images digitized at a variety of resolutions, has been developed specifically to support the royalty-free licensing model. The images are available to the customer in several file sizes depending upon the product and distribution method. All of the images are available for search, selection and immediate download from PhotoDisc's Web site, 24 hours a day, 7 days a week, and more than 30,000 images are available on more than 160 CD-ROMs.

    PhotoDisc also offers several value added product features. For example, the Clipping Paths-Registered Trademark- feature makes it easier for the user to drag and drop images into print and digital presentations. In addition, PhotoDisc offers workflow oriented tools, such as Lightboxes, which enables customers or multiple groups working on the same project in different locations to view images simultaneously, make notes and add additional images to folders for individual or group viewing or discussion.

    TONY STONE IMAGES. Tony Stone Images is a world leading provider of contemporary stock photography, based on revenues and the quality of its images, and supplies images to a customer base of principally professional users, such as advertising and design agencies and magazine, newspaper, book and news media publishers. The Company believes that Tony Stone Images offers a compelling alternative to commissioned work.

    Tony Stone Images is dedicated to providing high-quality images relevant to the needs of its customers by focusing on a relatively small number of images. Its core collection, (the "Dupe Master Collection"), contains approximately 60,000 images, designed to meet the needs of all major customer segments. The Dupe Master Collection is complemented by the mainstock collection, which comprises more than one million images that have been selected for their subject matter or demand in a particular market.

    Tony Stone Images has creative teams in London, Los Angeles, Munich, Paris and Seattle that analyze customer requests and buying behavior and perform research in key markets in order to target and source images. Tony Stone Images' approximately 700 active contributing photographers include highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. In addition, Tony Stone Images has established in-house teams of skilled digital artists that retouch, enhance and manipulate images to improve their commercial appeal and also design and create images digitally, including composites of separate photographs, illustrations, digital graphics and text.

MARKETING

    Getty Images markets its images to a wide range of predominantly commercial users through a diverse set of marketing channels. Getty Images' customers include advertising and design companies, magazines, newspapers, broadcasters, production companies and news media publishers, as well as corporate and SOHO users for their marketing and communication needs. The Company addresses its international markets by producing localized marketing materials where appropriate.

    PRINTED CATALOGS AND DIRECT MAIL. Getty Images uses catalogs to market its contemporary stock photography collections and believes that its catalog quality leads the industry and contributes to its reputation. To date, Tony Stone Images has published 17 general catalogs covering a wide range of subjects and concepts. Typically, general catalogs are published annually, with 19 language variations corresponding to Tony Stone Images' most important geographic markets. Tony Stone Images has published seven specialist catalogs--VISIONS OF NATURE, BUSINESS & INDUSTRY, SPORTS & RECREATION, HULTON GETTY SEVEN AGES OF MAN, INTERPRETATIONS, PORTRAITS and TWIST. The INTERPRETATIONS catalog, launched in May 1997, represented a major innovation in catalog design, with a conceptual theme assisting clients to use photo imagery in a more creative way.

    PhotoDisc uses printed catalogs and its Resource Books to highlight its new CD-ROM products and Web site offerings. General catalogs and various smaller specialty catalogs are published periodically and mailed to customers and prospective customers worldwide. Resource Books are published on a periodic basis and serve as a reference guide for users of PhotoDisc's CD-ROM titles and Web site by showing the images contained in the most recently released PhotoDisc CD-ROM products and images available on its Web site.

    In January 1998, Allsport launched its first printed catalog, CONCEPTS, which is designed to market its specialist sports imagery to the creative advertising and design community.

    Each of Getty Images' operating companies uses direct mail advertising to market its images. In particular, Gamma Liaison relies principally on quarterly direct mailings to market its news and reportage photographs.

    CD-ROM AND DEMONSTRATION REELS. PhotoDisc, Tony Stone Images and Hulton Getty produce CD-ROM catalogs, which enable customers to select from a wide range of images on-screen. PhotoDisc also permits its customers to use the images featured in CD-ROM catalogs for comping or sample use. Energy Film Library markets its stock footage through demonstration reels sent directly to its customers and potential customers. These demonstration reels contain samples of available footage.

    ON-LINE MARKETING. A key element of the Company's strategy is the marketing of its images through the use of Web sites and other online systems. The Company may enter into strategic partnerships with leading digital media companies to increase customer awareness and demand for the Company's products. Online marketing is currently conducted primarily with respect to the PhotoDisc and Allsport collections and the Company expects to increase its use of online marketing with respect to all of its collections in the future. An important aspect of the Company's online marketing strategy is the availability of simple search tools to locate images via keyword or image number, and more complex search tools that employ natural language, boolean logic or queries based on visual image attributes such as color, composition, structure, texture or some combination thereof. This combination of search tools is a primary feature of the PhotoDisc Web site, which the Company expects to leverage across the entirety of its online marketing efforts.

    All of the approximately 75,000 images in the PhotoDisc Image Collection are available for search and selection for a fixed price through PhotoDisc's award winning (e.g., PC WEEK, 1997, Top 10 Sites for Electronic Commerce, and First Place Award Online Marketing--The 1997 Software Summit Awards) Web site at www.photodisc.com. Search results return thumbnail images that can be enlarged for viewing purposes by users prior to purchase. Customers can also search for different CD-ROM products, view their contents, and place orders on-line. In addition, to enhance the search process, PhotoDisc offers a combination of browsing, promotion and spotlight sections that merchandise new images, as well as newly available CD-ROM products on the PhotoDisc Web site.

    Allsport markets its images through its digital on-line collection accessible via the Internet and other on-line systems, including its proprietary subscription system. New images are digitized at a rate of approximately 15,000 images per month.

    Energy Film Library has formed strategic alliances to develop on-line and Internet services to assist in marketing its images and provide clients with stock footage in digital formats. Some 180,000 images from the Hulton Getty collection are currently available for on-line selection and new images are continuing to be added. During 1998, the Company expects to make the Tony Stone Images Dupe Master Collection available on the Web for search and selection by, and delivery to, its customers.

SALES AND DISTRIBUTION

    RIGHTS-PROTECTED LICENSING. All of the images of Tony Stone Images, Hulton Getty, Allsport, Energy Film Library and Gamma Liaison are individually marketed for specific customer applications. Licenses typically impose restrictions on the permissible number of copies that can be made, the medium of reproduction or publication, uses by other parties and other factors, including the geographic area, duration and purpose of use. To ensure that their customers can realize the full benefit of their negotiated licenses by allowing them to negotiate exclusive rights, the Company uses a computerized rights-protection system that monitors the licensing of images throughout the global network of wholly owned offices and agents for such operating companies. The system also enables the Company to maximize revenue per image by permitting multiple sales of the same image, without allowing the same rights to be granted to different customers for conflicting uses. A central database records image usage and its corresponding sales value, information that can then be used in the targeting of popular subjects and the creation of new images of the most salable subjects.

    ROYALTY-FREE LICENSING. PhotoDisc's products are offered on a royalty-free basis which allows customers to pay a one-time fee to use an image on a non-exclusive basis for almost any purpose. As a pioneer in the royalty-free segment, PhotoDisc has established itself as a leader in terms of customer recognition.

    SALES AND RESEARCH. The majority of the Company's wholly owned offices have sales forces organized by customer and industry group. The sales force assists customers in developing selection requests ("briefs"), which are then passed on to a researcher responsible for putting together a selection of images that respond to the brief. Image researchers use their knowledge of the image collection, of either still or moving imagery, to respond efficiently and creatively to the customer's brief.

    Since April 1997, the Company's Hulton Getty sales outlets have utilized the Hulton on-line collection to assist in the research and sales process, and to allow customers to search for images. In 1997, the Tony Stone Images' United Kingdom and North American sales outlets began using COMPASS, a proprietary keyword-based search and retrieval system developed by the Company, to assist in the internal sales and research process. The Company is now completing German and French versions of COMPASS. The

Company believes that these systems will, along with access for customers via the Internet, increase the efficiency of the Company's sales and research operations in the future.

    The majority of PhotoDisc's domestic licensing revenues are generated by orders received through PhotoDisc's inbound call center. Customers can order PhotoDisc CD-ROM products by reviewing PhotoDisc's collection appearing in PhotoDisc's catalogs, PhotoDisc Resource Books or Starter Kits and on the PhotoDisc Web site. PhotoDisc's customer service and technical support center is based out of its Seattle headquarters and consists of a team of consultants with broad knowledge of the PhotoDisc image collection, supported by the comprehensive search system on the PhotoDisc Web site, as well as expertise in digital image applications, design tools and photo manipulation methodologies.

    DIRECT SALES FORCE. The Company employs a direct sales force that targets leading advertising and publishing companies, and other high volume users of images, such as communications companies. The direct sales force focuses on reaching image purchasers who are generally responsible for large order purchases. The Company maintains direct sales offices in its key markets in the United States, the United Kingdom and Germany. The key accounts sales force also includes technical support staff and trainers who assist with both pre- and post-sales support.

    DISTRIBUTION NETWORK. Getty Images markets images through an international distribution network of wholly owned offices in 19 cities and agents and distributors in over 50 countries. The Company's policy is to own offices in major markets and to work closely with agents and distributors in these and other markets. Management believes that control of its outlets results in more focused marketing activities and better brand maintenance, which leads to higher sales and market share.

    Agents and distributors are selected on the basis of management expertise and shared values for high quality and service. Many agents and distributors have represented the Company for over five years. The Company provides agents and distributors with products and marketing material and assists with marketing initiatives and brand positioning. It initiates programs to develop the local operations of selected agents and distributors, including library enhancement, staff training and business development.

    ELECTRONIC DISTRIBUTION. Enhancing its digital delivery capacity is a key element of the Company's strategy. Digital delivery is currently offered primarily with respect to the PhotoDisc and Allsport collections and the Company expects that the application of PhotoDisc's digital know-how will allow the Company to accelerate the transition of additional collections to digital delivery.

    The PhotoDisc Web site gives PhotoDisc's customers the flexibility to access a variety of on-line services ranging from image and CD-ROM search and purchase areas to image reviews, promotions, on-line community features and personalized service areas. Customers can select, purchase and download images off the PhotoDisc Web site on a real time basis. Approximately 5%, and 19% and 34% of PhotoDisc's revenues in 1996 and 1997 and the second quarter of 1998, respectively, were derived from licensing and downloading images directly from the PhotoDisc Web site.

    Allsport distributes images via its digital on-line archive accessible via the Internet, an ISDN Point-to-Point Network which provides "live feed" contact to subscribers, the PhotoStream satellite network that is maintained by the Associated Press, and numerous other Internet and digital transmission methods.

    Energy Film Library has formed strategic alliances to develop on-line and Internet services to provide clients with stock footage in digital formats. Some 180,000 images from the Hulton Getty Collection are currently available for on-line selection. During 1998, the Tony Stony Images Dupe Master Collection is expected to be made available on the Web for search and selection by, and digital delivery to, clients.

TECHNOLOGY

    Getty Images utilizes technologies related to the digitization of images, the enhancement and compression of digitized images, the organization and management of Getty Images' database of digitized images and customer profiles. The Company also utilizes technologies associated with customer interaction with the various operating companies, on-line and Web systems, including search functions, transaction-processing and downloading of images. These technologies are now primarily used by PhotoDisc and Allsport, but are anticipated to be used by the other operating companies as well, including by Tony Stone Images by the end of 1998. Getty Images' on-line commerce systems can manage a large number of concurrent customer searches, as well as the process of accepting, authorizing and charging customer credit cards. Getty Images uses a combination of its own proprietary technologies and commercially available equipment and licensed technologies. Getty Images' current strategy is to license commercially available technology whenever possible rather than seek internally developed solutions. The Company has focused its internal development efforts on creating and enhancing the specialized software and processes related to the enhancement and delivery of digitized images.

    Energy Film Library has strategic relationships with Quantel, Avid Technology, and Sprint. In an ongoing relationship with Avid, Energy Film Library has developed an Avid-ready digital film library that would allow customers to preview via an on-line service or on CD-ROM, digital clips for uploading directly into an Avid or other non-linear editing system.

INTELLECTUAL PROPERTY

    The Company obtains most of the images distributed by Tony Stone Images, PhotoDisc, Energy Film Library and Gamma-Liaison from independent photographers and cinematographers on an exclusive basis. Professional photographers and cinematographers strongly prefer to retain ownership of their work. As a result, copyright to an image remains with the contributing photographer or cinematographer in most cases, while the Company obtains the exclusive right to market the image on behalf of the photographer or cinematographer for a period of time (generally a minimum of five to seven years, which management believes to be the useful life of contemporary images).

    Due to the nature of the Hulton Getty collection (some images are owned and some are in the public domain), commissions are not payable on a substantial portion of the collection. Some of the other collections contain images produced by photographers and cinematographers on a work for hire basis. Allsport, Energy Film Library and PhotoDisc own the copyrights to or have permanent rights to distribute approximately 85%, 25% and 10%, respectively, of their image or cinematography collections.

COMPETITION

    The market for visual content is characterized by strong competition. The principal competitive factors are company reputation, the quality, relevance and diversity of the images, the quality of contributing photographers and cinematographers under contract to an agency, customer service, pricing, ease of purchase and use, accessibility, distribution capability and speed of fulfillment. Getty Images generally faces competition from (i) small libraries serving local markets; (ii) specialist libraries focusing on particular subjects such as transport, sports, architecture or natural history; (iii) medium-sized general libraries operating primarily in their home market; and (iv) regional agencies headquartered in a large market such as the United States, Germany, the United Kingdom and France and which often have non-exclusive agents and distributors in other markets. In addition, the Company's contemporary stock businesses also face competition from commissioned imagery. Royalty-free stock photography agencies, of which PhotoDisc is a leading example, have also emerged as an alternative to rights-protected stock photography agencies for applications where rights-protection and other services are not customer requirements.

    In addition to competitors and competitive factors applicable to the visual content market as a whole, the individual Getty Images' collections are subject to competitors and competitive factors specific to each such collection. The Tony Stone Images collection competes principally with two international competitors, The Image Bank, a wholly owned subsidiary of Eastman Kodak Company, and Visual Communications

Group, a wholly owned subsidiary of United News and Media Group plc. The Hulton Getty collection competes with specialized archival collections and regional stock photography agencies with archival content in their collections, including the Bettman Archive, owned by Corbis Corporation ("Corbis"), a company controlled by Bill Gates, the Chairman of Microsoft Corporation, and other privately owned and public domain collections. In the news and reportage industry in the United States, Gamma Liaison competes with a number of agencies that produce and distribute similar material. Energy Film Library competes with The Image Bank, as well as with small specialized footage providers. PhotoDisc competes with other royalty-free stock photography agencies, including Adobe Systems Incorporated and its subsidiary, Image Club, Inc., Digital Vision, and Digital Stock, a wholly owned subsidiary of Corbis. Allsport competes with Reuters and Associated Press for news wire coverage and for magazine and commercial sales competes with Duomo Photography Inc.

EMPLOYEES

    At July 1, 1998, the Company had 1,266 employees. Of these, 690 were located in North America, 425 in the United Kingdom, 137 in the rest of Europe and 14 in the rest of the world. The Company believes that it has satisfactory relations with its employees.

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

RAPID TECHNOLOGICAL CHANGE

    The success of Getty Images will depend, in part, upon its ability to adapt to new technological developments in the visual content industry and to develop new services and technology that address the increasingly sophisticated and varied needs of its customers and prospective customers on a cost-effective and timely basis. In response to technological changes, Getty Images has invested, and will continue to invest, in new technologies to keep pace with new developments, such as advances in producing digital images and in delivering digital images on-line. Getty Images believes that market demand for images has shifted and will continue to shift towards digital search, selection and fulfillment of images, particularly in more developed markets. Getty Images will rely on third parties for a substantial portion of the hardware, software and software tools that it will use in its businesses, including, in particular, the hardware, software and software tools that enable customers and potential customers to access, search and license images through its Web sites. If suppliers fail to upgrade or support such systems, the business, financial condition or results of operations of Getty Images could be adversely affected. There can be no assurance that Getty Images will successfully use new software and other technologies effectively or adapt its third-party technology and systems to customer requirements or emerging industry standards.

SIGNIFICANT COMPETITION

    The visual content industry is characterized by strong competition. Getty Images competes with a number of large and small visual content providers. Some of the Company's competitors, including The Image Bank, Visual Communications, Corbis and Adobe Systems, may have access to greater financial, marketing and other resources than Getty Images. Getty Images also competes locally or with respect to certain content or products with a number of general and specialized content companies, many of which are well-established in their local or content or product specific markets. Royalty-free stock photography agencies have also emerged as an alternative to rights-protected stock photography businesses for applications where rights-protection and other services are not customer requirements. In addition, Getty Images competes indirectly with commissioned work in contemporary stock photography and footage. New entrants into the visual content industry could increase if technological advances make archiving, searching and digital delivery systems more affordable, which could result in lower average sales prices. There can be no assurance that Getty Images will be able to compete successfully against current or future competitors or that competitive pressures faced by Getty Images will not have a material adverse effect on the business, financial condition or results of operations of Getty Images.

POTENTIAL DIFFICULTIES IN INTEGRATING OPERATIONS AND IN MANAGING GROWTH AND
  EXPANSION

    Getty Images was formed by the integration of several companies that have previously operated independently. See "Summary--Company Background". The process of coordinating and integrating these organizations will require substantial attention from management and could cause the interruption of, or a loss of momentum in, the activities of any of the companies' businesses, which could have a material adverse effect on their combined operations, at least in the near term. The diversion of management attention and any difficulties encountered in the integration of the businesses could have a material adverse effect on the revenues and operating results of Getty Images. Significant goodwill amortization charges, one-time transaction costs and other related one-time reorganization charges will also adversely affect the reported operating results of Getty Images and may result in reported net income in future periods being negative.

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

RISKS RELATED TO GOODWILL RECOGNITION

    The recent acquisitions of PhotoDisc and Allsport generated approximately $239 million of goodwill and $51 million of other intangibles that will result in a substantial annual charge to be amortized against the earnings of the Company in future periods. Management considers that a period of twenty years is a reasonable period over which to amortize this goodwill and that the other intangibles should be amortized over one to three years. Getty Images could be required to write-down the unamortized value of such goodwill in the future at an accelerated rate in the event that it suffers an impairment in value. Future acquisitions by the Company, if any, could generate goodwill and other intangibles that would result in similar charges to be amortized against the Company's future earnings.

INFLUENCE OF PRINCIPAL STOCKHOLDERS

    Two groups of stockholders own substantial percentages of the outstanding shares of Common Stock and as a result are in a position to exert significant influence in the election of the directors of Getty Images and other corporate actions that require stockholder approval. Getty Investments L.L.C., a Delaware limited liability company ("Getty Investments"), Mr. Mark Getty, Mr. Jonathan Klein, Crediton Limited (a company of which the sole beneficiary is Mr. Klein) and the October 1993 Trust (a trust established by Mr. Getty) (collectively, the "Getty Group") beneficially owned approximately 30.5% of the outstanding shares of Common Stock and PDI, L.L.C., Mr. Mark Torrance, Ms. Wade Torrance and certain of their family members (collectively, the "Torrance Group") beneficially owned approximately 17.5% of the outstanding shares of Common Stock, in each case as of July 15, 1998. Pursuant to the Stockholders' Agreement among the Company, the Getty Group and the Torrance Group, none of the members of the Getty Group or the Torrance Group may transfer such stockholder's shares of Common Stock except pursuant to the terms of such agreement. In addition to ownership of Common Stock, certain members of each of the Getty Group and the Torrance Group have management roles with Getty Images that increase their influence over the Company and certain members of each group also have other rights and relationships with the Company.

DEPENDENCE UPON KEY PERSONNEL

    Getty Images believes that its performance depends, to a significant extent, upon the services of its senior management and other key personnel, including, in particular, Mr. Mark Getty, Co-Chairman of Getty Images, Mr. Mark Torrance, Co-Chairman of Getty Images, and Mr. Jonathan Klein, Chief Executive Officer of Getty Images. The loss of the services of any of Messrs. Getty, Torrance or Klein could materially adversely affect the future prospects of the Company. Each of Messrs. Getty, Torrance and Klein recently entered into an Employment Agreement with Getty Images for a minimum period of three years commencing as of February 9, 1998.

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

RISKS RELATED TO ELECTRONIC IMAGE DELIVERY SYSTEMS

    The Company's future growth in sales and profitability will depend in part upon the increased acceptance and use of the Internet and other on-line services as an effective medium of commerce. Rapid growth in the use of and interest in the Internet, the Web and on-line services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of users and prospective users of digital images will adopt and continue to use such on-line services as a medium of commerce. In addition, such on-line services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements.

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

POTENTIAL LOSS OF RIGHTS TO GETTY TRADEMARKS

    Getty Images (through its subsidiaries) owns trademarks and trademark applications in respect of the names Getty Communications and Hulton Getty, and derivatives thereof (including the name "Getty

Images") and the related logo (together, the "Getty Trademarks"). In the event that Getty Images becomes controlled by a third party or parties not affiliated with the Getty family, Getty Investments has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. Upon such assignment, Getty Images will have 12 months in which it will be permitted to continue to use the Getty Trademarks and thereafter will have to cease such use. Although the primary brands used by Getty Images are Allsport, Energy Film Library, Gamma Liaison, Hulton Getty, PhotoDisc and Tony Stone Images, Getty Images is used as a corporate identity for certain of the Company's subsidiaries and Hulton Getty is a Getty Trademark. There can be no assurance that the exercise by Getty Investments of its right to cause an assignment of the Getty Trademarks would not have a material adverse effect on the business, financial condition or results of operations of Getty Images. Further, there can be no assurance that the existence of the right of Getty Investments to cause such an assignment would not have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire the Common Stock.

RISKS RELATED TO GETTY IMAGES' ACQUISITION STRATEGY

    Although Getty Images now owns visual content across all major categories, the Company may in the future pursue the acquisition of complementary visual content and other product lines, assets, distribution capabilities or technologies that will complement or expand its business. Getty Images believes that the recent increase in the level of demand for visual content and a trend toward consolidation in the visual content industry, have increased the valuations of visual content businesses and collections and are likely to have an adverse impact on Getty Images' ability to make acquisitions and on its ability to realize appropriate returns on such acquisitions. Acquisitions also involve a number of other risks that could adversely affect the business, financial condition or results of operations of Getty Images, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies and the potential loss of key employees. No assurance can be given that Getty Images will be able to identify any suitable acquisition candidates or to make any acquisitions or that any acquisition by Getty Images will not adversely affect the business, financial condition and results of operations of Getty Images or that such acquisitions will enhance the business of Getty Images.

RELIANCE ON OPERATIONS OF AND DIVIDENDS AND DISTRIBUTIONS FROM SUBSIDIARIES

    The Company is a holding company without significant operations of its own or significant assets other than ownership of the capital stock of its subsidiaries, including PhotoDisc, Getty Communications and Allsport. Accordingly, the Company's cash flow and the consequent ability to service debt, are dependent on the earnings of its subsidiaries and the distribution of these earnings to, or upon loans or other payments of funds by those subsidiaries to, the Company. Several of the Company's subsidiaries have their principal operations in a country other than the United States, the country in which the Company is organized. Each such subsidiary receives its revenues in the local currency of the country or jurisdiction in which its is situated. As a consequence, the Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and regulations, and foreign currency exchange regulations of the country or jurisdiction in which such subsidiaries operate. The subsidiaries' ability to pay dividends or make other distributions to the Company is also subject to their having sufficient funds from their operations legally available for the payment of such dividends or distributions that are not needed to fund their operations, obligations or other business plans. Because the Company is a stockholder of each of its subsidiaries, the Company's claims as such will generally rank junior to all other creditors of and claims against the subsidiaries. In the event of a subsidiary's liquidation, there may not be assets sufficient for the Company to recoup its investments in such subsidiary.

POSSIBLE VOLATILITY OF STOCK PRICE; FUTURE SALES OF SUBSTANTIAL NUMBERS OF GETTY
  IMAGES SHARES COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF GETTY IMAGES SHARES

    There has been significant volatility in the market for American Depositary Shares of Getty Communications ("Getty Communications ADSs") and for the Common Stock.

    Sales, or the possibility of sales, of substantial numbers of shares of Common Stock in the public market could adversely affect prevailing market prices of shares of Common Stock. Certain stockholders of Getty Images have the right, pursuant to various registration rights agreements, to request that Getty Images register certain shares of Common Stock for resale under the Securities Act. In addition, employees of Getty Images hold a significant number of options to purchase shares of Common Stock, many of which are presently exercisable. Many employees may exercise their options and sell shares shortly after such options become exercisable, particularly if they need to raise funds to pay for the exercise of such options or to satisfy tax liabilities that they may incur in connection with exercising their share options.

YEAR 2000

    In common with users of computers around the world, Getty Images is investigating if and to what extent the date change from 1999 to 2000 may effect its networks and systems. The Company has recently undertaken a year 2000 assessment of its systems and is developing a program to implement any necessary system upgrades. The major business system within Tony Stone Images is currently being redeveloped and will be implemented prior to the year 2000. PhotoDisc has also recently redeveloped its business system. There can be no assurance that these programs will be successful. In addition, although the Company believes that significant modifications will not be required on other systems, there can be no assurance that such modifications will not be required or that the date change from 1999 to 2000 will not have a material adverse effect on the Company's business, operating results and financial condition. The Company's operations may also be affected by the ability of third parties dealing with the Company to also manage the effect of the year 2000 date change.

ANTI-TAKEOVER CONSIDERATIONS

    The Board of Directors of the Company has the authority, without stockholder approval, to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by the stockholders of Getty Images. This authority, together with certain provisions of the Amended and Restated Certificate of Incorporation of Getty Images (the "Certificate of Incorporation"), may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company, even if stockholders of the Company consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of Common Stock by the Getty Group and the Torrance Group and certain provisions of Delaware law may have the effect of delaying, deterring or preventing a hostile takeover of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GETTY IMAGES, INC.

                                By:            /s/ JONATHAN D. KLEIN
                                     -----------------------------------------
                                              Name: Jonathan D. Klein
                                           TITLE: CHIEF EXECUTIVE OFFICER

August 19, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on August 19, 1998.

          SIGNATURE                  TITLE (CAPACITY)
------------------------------  --------------------------

              *
------------------------------  Co-Chairman and Director
        Mark H. Getty

              *
------------------------------  Co-Chairman and Director
        Mark Torrance

    /s/ JONATHAN D. KLEIN       Chief Executive Officer
------------------------------    and Director (Principal
      Jonathan D. Klein           Executive Officer)

                                Treasurer (Principal
              *                   Financial Officer and
------------------------------    Principal Accounting
      Lawrence J. Gould           Officer)

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