Form 10-Q
period 1998-09-30
GETTY IMAGES INC
filed 1998-11-17
CIK 1047202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        --------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-23747

                               GETTY IMAGES, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                        98-0177556
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


                        --------------------------------

    2101 FOURTH AVENUE                                 101 BAYHAM STREET
        FIFTH FLOOR                                     LONDON, ENGLAND
 SEATTLE, WASHINGTON 98121                                  NW1 OAG
      (206) 695 3400                                 (011 44 171) 544 3456

   (Addresses, including zip code, and telephone numbers, including area code, of principal executive offices)


                        --------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes x No

As of November 9, 1998, there were 30,549,189 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                               GETTY IMAGES, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1998



                                                                                           PAGE

PART I  -  FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements                                            [3]
     Item 2.  Management's Discussions and Analysis of Financial Condition and
              Results of Operations                                                        [ ]

PART II - OTHER INFORMATION
     Item 1.  Legal Proceedings                                                            [ ]
     Item 2.  Changes in Securities and Use of Proceeds                                    [ ]
     Item 4.  Submission of Matters to a Vote of Security Holders                          [ ]
     Item 5.  Other Information                                                            [ ]
     Item 6.  Exhibits and Reports on Form 8-K                                             [ ]

              Signatures                                                                   [ ]
              Exhibit Index                                                                [ ]

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               GETTY IMAGES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                          THREE MONTHS ENDED
                                                 -----------------------------------
                                                   SEPT 30, 1998    SEPT 30, 1997(1)
                                                         $                  $
                                                  (IN THOUSANDS)     (IN THOUSANDS)

Sales                                                 48,975          26,542
Costs of sales                                        13,564           9,933
                                                     -------         -------
Gross profit                                          35,411          16,609
                                                     -------         -------
Selling, general and administrative expenses          25,646          11,618
Amortization of intangibles                           10,007             931
Depreciation                                           3,795           2,055
Non-recurring integration/restructuring costs          4,618              --
                                                     -------         -------
                                                      44,066          14,604
                                                     -------         -------

Operating (loss)/income                               (8,655)          2,005
Net interest (expense)/income                           (800)            296
Exchange(loss)/gain                                      (57)            135
                                                     -------         -------

(Loss)/income before income taxes                     (9,512)          2,436
Income taxes                                            (188)         (1,149)
                                                     -------         -------

Net (loss)/income                                     (9,700)          1,287
                                                     =======         =======

Basic (loss)/earnings per share (2)                  $ (0.32)        $  0.03
Diluted earnings per share (2)                           N/A         $  0.03
Basic earnings per ADS (2)                               N/A         $  0.07
Diluted earnings per ADS (2)                             N/A         $  0.07


(1) Reflects the unaudited consolidated statement of operations of Getty Communications plc (the predecessor company) for the quarter ended September 30, 1997.

(2) The comparatives for the quarter ended September 30, 1997 reflect the share structure of Getty Communications plc (the predecessor company). Each American Depositary Share (ADS) represented two ordinary shares.


The accompanying notes are an integral part to these consolidated financial statements.

                               GETTY IMAGES, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                             NINE MONTHS ENDED
                                                    -----------------------------------
                                                    SEPT 30, 1998(1)   SEPT 30, 1997(2)
                                                            $                  $
                                                     (IN THOUSANDS)     (IN THOUSANDS)

Sales                                                     135,032           75,260
Costs of sales                                             39,080           28,270
                                                         --------         --------
Gross profit                                               95,952           46,990
                                                         --------         --------
Selling, general and administrative expenses               71,231           32,982
Amortization of intangibles                                26,911            2,280
Depreciation                                               10,240            5,678
Non-recurring integration and restructuring costs          13,755               --
                                                         --------         --------
                                                          122,137           40,940
                                                         --------         --------

Operating (loss)/income                                   (26,185)           6,050
Net interest (expense)/income                              (2,119)           1,078
Exchange loss                                                (116)            (177)
                                                         --------         --------

(Loss)/income before income taxes                         (28,420)           6,951
Income taxes                                                 (557)          (3,227)
                                                         --------         --------

Net (loss)/income before extraordinary items              (28,977)           3,724
Extraordinary items                                          (830)              --
                                                         --------         --------
Net (loss)/income                                         (29,807)           3,724
                                                         ========         ========

Basic (loss)/earnings per share (3)                      $  (1.04)        $   0.10
Diluted earnings per share (3)                                N/A         $   0.09
Basic earnings per ADS (3)                                    N/A         $   0.20
Diluted earnings per ADS (3)                                  N/A         $   0.19


(1) Reflects the combination of the unaudited consolidated statement of operations of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the unaudited consolidated statement of operations of Getty Images, Inc. for the period February 10, 1998 through September 30, 1998. See "Explanatory Note".

(2) Reflects the unaudited consolidated statement of operations of Getty Communications plc (the predecessor company) for the nine month period ended September 30, 1997.

(3) The comparatives for the nine month period ended September 30, 1997 reflect the share structure of Getty Communications plc (the predecessor company). Each American Depository Share (ADS) represented two ordinary shares.



The accompanying notes are an integral part to these consolidated financial statements.

                               GETTY IMAGES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                             SEPT 30, 1998      DECEMBER 31, 1997(1)
                                                     $                     $
                                              (IN THOUSANDS)        (IN THOUSANDS)

                                     ASSETS

CURRENT ASSETS
        Cash and cash equivalents                   29,540           29,234
        Accounts receivable                         36,259           23,431
        Prepaid expenses and other assets           14,736            7,839
        Inventories                                  2,854               --
                                                  --------         --------

TOTAL CURRENT ASSETS                                83,389           60,504
Fixed assets, net                                   57,865           39,853
Intangible assets                                  332,679           66,870
Deferred assets                                      6,891            4,411
                                                  --------         --------

TOTAL ASSETS                                       480,824          171,638
                                                  ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                            34,145           21,461
        Accrued expenses                            23,231           10,305
        Income taxes payable                         2,368            3,580
        Current portion of long-term debt              254            2,096
                                                  --------         --------

TOTAL CURRENT LIABILITIES                           59,998           37,442
Long term debt                                      72,173           14,657
                                                  --------         --------

TOTAL LIABILITIES                                  132,171           52,099
                                                  --------         --------

SHAREHOLDERS' EQUITY
        Common stock                                   299              608
        Additional paid-in capital                 365,815          108,049
        Retained (losses)/earnings                 (21,435)           8,124
        Cumulative translation adjustments           3,974            2,758
                                                  --------         --------

TOTAL SHAREHOLDERS' EQUITY                         348,653          119,539
                                                  --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         480,824          171,638
                                                  ========         ========


(1) Extracted from the audited consolidated balance sheet of Getty Communications plc (the predecessor company) at December 31, 1997.


The accompanying notes are an integral part to these consolidated financial statements.

                               GETTY IMAGES, INC.

                      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                        -----------------------------------
                                                        SEPT 30, 1998(1)   SEPT 30, 1997(2)
                                                                $                  $
                                                         (IN THOUSANDS)     (IN THOUSANDS)

Net cash flows from operating activities                        9,764           12,895
                                                             --------         --------

Cash flows from investing activities
        Business acquisitions, net of cash acquired           (78,667)         (21,563)
        Purchase of fixed assets                              (16,631)         (10,624)
                                                             --------         --------

Net cash used in investing activities                         (95,298)         (32,187)

Cash flows from financing activities
        Proceeds from debt                                    119,569               --
        Payments of principal balance of debt                 (67,098)          (3,285)
        Proceeds from issuance of ordinary shares              32,477               --
                                                             --------         --------

Net cash provided by/(used in) financing activities            84,948           (3,285)
                                                             --------         --------

Net decrease in cash and cash equivalents                        (586)         (22,577)
Exchange rate differences arising from translation of
foreign currency balances                                         892           (3,224)
Cash and cash equivalents
- beginning of period                                          29,234           58,938
                                                             --------         --------
- end of period                                                29,540           33,137
                                                             ========         ========


(1) Reflects the combination of the unaudited condensed consolidated statement of cash flows of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the unaudited condensed consolidated statement of cash flows of Getty Images, Inc. for the period February 10, 1998 through September 30, 1998. See "Explanatory Note".

(2) Reflects the unaudited condensed consolidated statement of cash flows of Getty Communications plc (the predecessor company) for the period ended September 30, 1997.


The accompanying notes are an integral part to these consolidated financial statements.

                               GETTY IMAGES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


EXPLANATORY NOTE

On February 9, 1998, the entire issued share capital of Getty Communications plc ("Getty Communications") was acquired via a Scheme of Arrangement by Getty Images, Inc. ("Getty Images", the "Company" or the "Group"), a company incorporated in Delaware and whose principal executive offices are located in Seattle, Washington and London, England. Under the Scheme of Arrangement, each issued Getty Communications Class B Ordinary Share was converted into one Getty Communications Class A Ordinary Share and each holder of Getty Communications Class A Ordinary Shares was issued one share of Getty Images Common Stock, par value $0.01 ("Common Stock") for every two Getty Communications Class A Ordinary Shares held.

The Scheme of Arrangement was accounted for as a transaction between entities under common control, therefore purchase accounting was not applied.

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

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


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

1.       BASIS OF PREPARATION

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report"), Commission file No. 000-23747, that was filed with the Commission on March 31, 1998 (as amended by the Company's Reports on Form 10-K/A that were filed with the Commission on April 28,1998 and August 19, 1998, respectively). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of the operations for the nine and three month periods ended September 30, 1998 may not be indicative of the results that may be expected for the full fiscal year.

        RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 131
In July 1997, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 131, Disclosures About Segments of Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, but interim reporting is not required until interim periods beginning after December 15, 1998. Unless impracticable, companies would be required to restate prior period information upon adoption. Management does not expect the adoption of this standard to have a material impact on the Company and its operations.

                               GETTY IMAGES, INC.

                                   (UNAUDITED)

SOP 98-1
SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued in March 1998 and is effective for financial statements for periods beginning after December 15, 1998. This statement identifies the characteristics of internal-use software and provides guidance on when costs incurred for internal use computer software are and are not capitalized. Costs incurred prior to initial application will not be retrospectively adjusted to comply with the provision of this SOP. The Company, as permitted by SOP 98-1, has applied its provisions in the three month period ended September 30, 1998 in respect of the nine month period ended September 30, 1998. No material adjustments arose in respect of the six month period ended June 30, 1998.

2.      PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include Getty Images, Inc. and its subsidiaries, all of which are 100% owned, from the date of acquisition. All material intercompany amounts and transactions have been eliminated in the consolidated financial statements.

3.      NON-RECURRING INTEGRATION AND RESTRUCTURING COSTS

During the nine month period ended September 30, 1998, the Company approved and commenced its program to integrate the businesses of the Group following the acquisitions of PhotoDisc and Allsport in February 1998. This has resulted in integration and restructuring charges, which are incremental and non-recurring, being incurred.

Integration costs in the nine month and three month periods ended September 30, 1998 amounted to $3.7 million and $2.4 million, respectively, and are associated with the activities of teams responsible for integrating the various businesses of the Group for the benefit of future operations and include items such as consulting and professional fees, systems and process integration costs and contract renegotiation costs. These costs are expensed as incurred.

The provision for restructuring costs, amounting to $10.1 million and $2.2 million in the nine month and three month periods ended September 30, 1998, respectively, is for estimated exit costs associated with the closure of certain facilities operated by the Group, including property related exit costs and asset writedowns, and termination costs, including agents and photographer contracts and employees.

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


Non-recurring integration and restructuring costs have been incurred as follows:

                                               Three Months ended       Nine Months ended
                                               September 30, 1998      September 30, 1998
                                               ------------------      ------------------
                                                ($ IN THOUSANDS)
Provision at June 30, 1998/December 31, 1997          5,447                       --
Total charges                                         4,618                    13,755
Cash expenditure                                     (2,812)                   (3,065)
Non-cash write offs                                      --                    (2,933)
Non-cash write back                                     504                        --
                                                      -----                    ------
Provision at September 30, 1998                      (7,757)                    7,757


The balance at September 30, 1998 relates principally to employee termination, premises closure, termination of agents and photographer contracts and integration of business systems costs, a significant portion of which will be paid in the remainder of 1998, although the integration and restructuring program will continue into 1999.

4.      EXTRAORDINARY ITEMS

On May 20, 1998, the Company completed the issue of $75 million, 4.75% convertible subordinated notes, the proceeds of which were applied partially to the repayment of $49 million of term debt due to Midland Bank plc. The early payment of such debt resulted in an extraordinary charge of $830,000 ($0.03 per share) consisting of the following:

                                                ($ IN THOUSANDS)

Write off of unamortized loan costs                   1,238
Income tax benefit                                     (408)

                                                     ------
                                                        830
                                                     ======

5.      PROVISION FOR INCOME TAXES

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual income tax rate. The Company is providing for income taxes in 1998 at an effective tax rate of 36.8% of net income before amortization of goodwill, non-recurring integration and restructuring costs and extraordinary items. The comparative rate for the year ended December 31, 1997 was 35.4%.

                               GETTY IMAGES, INC.

                                   (UNAUDITED)



6.      EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are computed in accordance with FAS No. 128, "Earnings per Share", which is effective for fiscal periods ending after December 15, 1997. Prior periods have been restated to conform with the provisions of this standard.

Diluted earnings per share are not given for the nine month and three month periods ended September 30, 1998 due to the loss incurred in those periods. Basic loss per share for the nine month and three month periods ended September 30, 1998 are computed on the basis of weighted average number of shares in issue respectively.

The numerators and denominators of the basic and diluted per share computations are reconciled below:

                            THREE MONTHS ENDED SEPT 30, 1997       THREE MONTHS ENDED SEPT 30, 1998
                         -------------------------------------   ---------------------------------------
                              INCOME                     PER        INCOME                          PER
                           (NUMERATOR)      SHARES      SHARE    (NUMERATOR)        SHARES         SHARE
                                $        (DENOMINATOR)  AMOUNT        $          (DENOMINATOR)    AMOUNT
                         (IN THOUSANDS) (IN THOUSANDS)    $      (IN THOUSANDS)   (IN THOUSANDS)     $


BASIC EPS
Income available to
common stockholders            1,287        38,149        0.03         (9,700)           30,467        (0.32)

EFFECT OF DILUTIVE SHARES
Share options                     --         1,250                          --               N/A
                           ---------     ---------     -------       ---------    --------------      ------

DILUTED EPS
Income available to
common stockholders and
assumed option exercises       1,287        39,399        0.03             N/A               N/A         N/A
                           =========     =========     =======        ========    ==============      ======



                             NINE MONTHS ENDED SEPT 30, 1997          NINE MONTHS ENDED SEPT 30, 1998
                           -----------------------------------   ------------------------------------------
                              INCOME                     PER        INCOME                             PER
                           (NUMERATOR)      SHARES      SHARE    (NUMERATOR)        SHARES           SHARE
                                $        (DENOMINATOR)  AMOUNT        $          (DENOMINATOR)       AMOUNT
                         (IN THOUSANDS) (IN THOUSANDS)    $      (IN THOUSANDS)   (IN THOUSANDS)       $


BASIC EPS
Income available to
common stockholders            3,724        37,768        0.10        (29,807)           28,686       (1.04)

EFFECT OF DILUTIVE SHARES
Share options                      -         1,472                          --             N/A
                           ---------     ---------     -------       ---------    -------------       ------

DILUTED EPS
Income available to
common stockholders and
assumed option exercises       3,724        39,240        0.09             N/A               N/A         N/A
                           =========     =========     =======        ========    ==============      ======

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


7.      ACQUISITIONS

PhotoDisc
On February 9, 1998, a wholly owned subsidiary of Getty Images merged with PhotoDisc. The purchase consideration was $244.6 million including expenses, which included the issue of 8,083,831 shares of Getty Images Common Stock, at a total market value of $171.8 million.

                                                                                        $
                                                                                  (IN THOUSANDS)

PURCHASE PRICE OF PHOTODISC

Cash consideration to holders of PhotoDisc Common Stock and Series A
  Preferred Stock                                                                       34,076
Getty Images' transaction expenses                                                       9,000
                                                                                      --------
Cash costs of the acquisition                                                           43,076

Stock consideration - Shares of Getty Images Common Stock issued
  (8,083,831 @ $21.25)                                                                 171,781
Fair value of options  over shares of  PhotoDisc  Common  Stock  converted  to
options over shares of Getty Images Common Stock                                        29,701
                                                                                      --------
Total purchase price                                                                   244,558
PhotoDisc net assets at February 9, 1998                                                (3,666)
                                                                                      --------

Excess of purchase price over net assets acquired                                      240,892
                                                                                      ========

Amount allocated to specific intangibles (amortized over 2 to 3 years)                  46,387
Amount allocated to goodwill (amortized over 20 years)                                 194,505
                                                                                      --------
                                                                                       240,892
                                                                                      ========

The net assets acquired at February 9, 1998 have been adjusted downwards by $1.550 million in the three months ended September 30, 1998 as a result of fair value adjustments calculated in accordance with APB 16.

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


Allsport
On February 10, 1998 Getty Images purchased the entire issued share capital of Allsport. The purchase consideration was $51.1 million, including expenses, which included the issue of 1,137,916 shares of Getty Images Common Stock at a total market value of $24.2 million.

                                                                                        $
                                                                                  (IN THOUSANDS)

PURCHASE PRICE OF ALLSPORT

Cash consideration to holders of Allsport Ordinary Shares at closing                   26,998
Getty Images' transaction expenses                                                        900
                                                                                      -------
Cash costs of the acquisition                                                          27,898

Stock consideration - Shares of Getty Images Common Stock issued
  (691,899 @ $21.25) (1)                                                               14,703
Fair value of options for Allsport Ordinary Shares,  which shares were held by an Employee  Benefit  Trust,  converted to options over shares of Getty Images
Common Stock(1)                                                                         8,511
                                                                                      -------
Total purchase price                                                                   51,112
Allsport net assets at February 10, 1998                                                 (631)
                                                                                      -------

Excess of purchase price over net assets acquired                                      50,481
                                                                                      =======

Amount allocated to specific intangibles (amortized over 1 to 3 years)                  4,571
Amount allocated to goodwill (amortized over 20 years)                                 45,910
                                                                                      -------
                                                                                       50,481
                                                                                      =======


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

                                                                                        $
                                                                                  (IN THOUSANDS)

Fair value of options for Allsport Ordinary Shares less market value of Getty
Images Common Stock issued to the Employee Benefit Trust                                  (967)
Elimination of Getty Communications Ordinary Shares at par, net of the
conversion to shares of Getty Images Common Stock                                          416


Elimination of additional paid-in capital of Getty Communications                      108,049
Fair value of options over shares of PhotoDisc Common Stock converted to
options over shares of Getty Images Common Stock                                        29,701
                                                                                      --------
                                                                                       137,199
                                                                                      ========

9.      REFINANCING


On May 20, 1998, the Company completed the issue of $75 million convertible subordinated notes. These notes carry a coupon of 4.75% and are convertible into
2.6 million shares of Common Stock of the Company. These notes are general unsecured subordinated obligations of the Company. The funds raised were applied to the repayment of $49 million of term debt, of which $17 million existed at December 31, 1997.

10.     STOCK OPTIONS

Under the Scheme of Arrangement, the existing stock options granted by Getty Communications were vested immediately, with the right to exercise the options for a period of three months from February 17, 1998, which was subject to extension at the discretion of the Company. As an alternative to exercising options, option holders had the right to exchange their existing options for Getty Communications Class A Ordinary Shares for new options for Getty Images Common Stock at a ratio of 2 for 1. As of September 30, 1998, all of the options for Getty Communications Class A Ordinary Shares have either been exchanged for new options for Getty Images Common Stock or exercised.

Pursuant to the acquisition of PhotoDisc, 1.8 million options for Getty Images Common Stock were granted to existing holders of options for PhotoDisc Common Stock.

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


On February 9, 1998, Getty Images granted 3.1 million options to acquire Getty Images Common Stock at $20.91 per share. Further options were granted on April 1, June 2, August 31 and September 8, 1998 of 81,000 at $25.88, 255,000 at
$19.22, 199,000 at $15.32 and 524,500 at $14.94, respectively. These options are exercisable within one to ten years from date of grant.

11.      PRO FORMA INFORMATION RELATING TO ACQUISITIONS (UNAUDITED)

The following unaudited pro forma information shows the results of the Company for the nine month periods ended September 30, 1998 and September 30, 1997, respectively as if the acquisitions of PhotoDisc and Allsport had occurred on January 1, 1997. The pro forma information includes adjustments related to the financing of the acquisitions, the effect of amortizing goodwill and other intangible assets acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.


                                                 UNAUDITED
                                      Nine Months Ended September 30
                                    ----------------------------------
                                          1998               1997
                                           $                   $
                                      (IN THOUSANDS      (IN THOUSANDS
                                     EXCEPT NET LOSS    EXCEPT NET LOSS
                                       PER SHARE)          PER SHARE)
Sales                                   141,824             105,578
Net Loss                                (33,066)             (2,393)
Net loss per share ($)                    (1.15)              (0.09)


REPORT ON UNAUDITED INTERIM FINANCIAL INFORMATION

To the Board of Directors of Getty Images, Inc.

We have reviewed the accompanying interim consolidated financial statements of Getty Images, Inc. and subsidiaries as of September 30, 1998, and for the three-month and nine-month period then ended as set out on pages 3 to 15. These interim financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of person responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles.

PricewaterhouseCoopers
Chartered Accountants
LONDON
England

November 16, 1998

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

Regionally, all of our markets showed strong growth [in sales], with the exception of Japan and South East Asia. Although Getty Images adjusted growth expectations for the fourth quarter of 1998 and for the 1999 fiscal year, all the major businesses of Getty Images reported growth compared with equivalent periods of 1997.

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

Getty Images' selling, general and administrative expenses include salaries and related staff costs, premises and utility costs and marketing and catalog costs. These costs have increased recently, largely as a result of acquisitions and also to support the growth of the business. In the case of Allsport, staff costs include salaries of photographers who are employed directly by the Company.

Getty Images amortizes goodwill and other intangibles and depreciates the cost of the investment in duplicate transparencies, digital files, the archival picture collection, computer systems and other fixed assets over their expected useful lives. The acquisition of PhotoDisc and Allsport generated $240 million of goodwill that will be amortized over twenty years and $51 million of other intangibles that will be amortized over periods varying from one to three years.

As a result of Getty Images' various acquisitions and their consequential financial and accounting effects on net income, Getty Images believes that EBITDA provides investors and analysts with an appropriate measure of the operating performance of Getty Images. Getty Images defines EBITDA as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring integration and restructuring costs and extraordinary costs.

The Company experienced an increase in the rate of demand for the digital, as opposed to analog, search, selection and fulfillment of imagery during 1997 and the first three quarters of 1998, particularly in North America, and believes this trend will continue, especially in more developed markets. As a result, the Company intends to increase the rate of capital expenditure on digitization in the remainder of 1998 and 1999, building on the significant investment made in 1997.

At the same time, the Company is integrating various parts of the business following the acquisitions of PhotoDisc and Allsport. Non-recurring integration and restructuring costs of $13.8 million and $4.6 million have been incurred in the nine month and three month periods ended September 30, 1998, respectively. These charges cover non-recurring integration and restructuring costs arising from the acquisitions of PhotoDisc and Allsport and their integration and the related reorganization and restructuring of the Company's businesses. The Company also incurred an extraordinary charge of $0.8 million relating to the early payment of $49 million of bank debt.

BASIS OF PRESENTATION

Getty Images reports in U.S. dollars. Getty Communications previously reported in pounds sterling. To facilitate comparison of the results of Getty Images with the historical results of Getty Communications, the historical results of Getty Communications have been translated into U.S. dollars using the exchange rates set out below.

Noon Buying rates for pounds sterling expressed in U.S. dollars per pound sterling:

        Average for nine month period ended September 30, 1997:      1.6291
        Period end rate at September 30, 1997:                       1.6154
        Average for nine month period ended September 30, 1998:      1.6590
        Period end rate of September 30, 1998                        1.6994


UNAUDITED RESULTS OF OPERATIONS:

                                                          NINE MONTHS ENDED SEPT 30
                                               ----------------------------------------------------
                                                              % OF                        % OF
                                                1997      NET REVENUES      1998      NET REVENUES
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)

INCOME STATEMENT DATA:
Sales                                          75,260         100.0%       135,032         100.0%
Gross profit                                   46,990          62.4%        95,952          71.1%
Non-recurring integration and                      --            --        (13,755)        (10.2%)
restructuring costs
Amortization and depreciation                  (7,958)        (10.6%)      (37,151)        (27.5%)
Operating income/(loss)                         6,050           8.0%       (26,185)        (19.4%)
Net interest income/(expense)                   1,078           1.4%        (2,119)         (1.6%)
Extraordinary items                                --            --           (830)         (0.6%)
Net income/(loss)                               3,724           4.9%       (29,807)        (22.1%)

OPERATING DATA:
EBITDA(1)                                      14,008          18.6%        24,721          18.3%


                                                          THREE MONTHS ENDED SEPT 30
                                                -------------------------------------------------
                                                              % OF                       % OF
                                                1997      NET REVENUES     1998      NET REVENUES
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)

INCOME STATEMENT DATA:
Sales                                           26,542         100.0%      48,975        100.0%
Gross profit                                    16,609          62.6%      35,411         72.3%
Non-recurring integration and                       --            --       (4,618)        (9.4%)
restructuring costs
Amortization and depreciation                   (2,986)        (11.3%)    (13,802)       (28.2%)
Operating income/(loss)                          2,005           7.6%      (8,655)       (17.7%)
Net interest income/(expense)                      296           1.1%        (800)        (1.6%)
Net income/(loss)                                1,287           4.8%      (9,700)       (19.8%)

OPERATING DATA:
EBITDA(1)                                        4,991          18.8%       9,765         19.9%



(1) "EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring integration and restructuring costs and extraordinary costs. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Image's operating performance or to cash flows as a measure of Getty Images' liquidity.

SALES

Getty Images' sales increased from $75.2 million in the nine month period ended September 30, 1997 to $135.0 million in the nine month period ended September 30, 1998, an increase of 80%, and from $26.5 million in the three month period ended September 30, 1997 to $49.0 million in the three month period ended September 30, 1998, an increase of 85%. The increase was attributable mainly to $50.6 million and $20.3 million in sales in the nine month and three month periods ended September 30, 1998, respectively, following the acquisitions in February 1998 of PhotoDisc and Allsport.

Growth has been achieved in North America and Europe of 19% and 21% on a proforma basis. Within North America this growth has been achieved through web sales, while in Europe, sales via the web, of CD ROMS and from transparencies have all been strong. Sales in South East Asia, particularly Japan, have been disappointing and are expected to remain weak until the local economies recover.

Although Getty Images adjusted its growth expectations for the fourth quarter of 1998 and for the 1999 fiscal year, all the major businesses of Getty Images reported growth compared with the equivalent periods of 1997:

Tony Stone Images performed well in the nine month and three month periods ended September 30, 1998, with growth generated by increases in both volume and price. Growth was strong in the advertising and magazine publishing markets and within Europe. Volume growth was the result of a combination of initiatives, including focused sales development programs, the continued success of the catalogs and the introduction of new technology that allows customers to review selections over the web rather than waiting for duplicate transparencies.

PhotoDisc on-line sales of $14.2 million and $5.7 million in the nine month and three month periods ended September 30, 1998, represented growth of 198% and 166%, respectively, over the equivalent periods of 1997. This growth was achieved in all the key geographical markets of Getty Images. On-line sales growth is expected to continue with the launch of the Tony Stone Images full e-commerce website on October 12, 1998.

Allsport's sales growth in the quarter was driven by a number of major sporting events in the period, particularly the Commonwealth Games in Malaysia and the culmination of the baseball season.

COST OF SALES

Getty Images' cost of sales, which largely comprises amounts payable to contributing photographers and cinematographers, increased from $28.3 million in the nine month period ended September 30, 1997 to $39.1 million in the nine month period ended September 30, 1998 and from $9.9 million in the three month period ended September 30, 1997 to $13.6 million in the three month period ended September 30, 1998. As a percentage of sales, cost of sales declined from 38% in the nine month period ended September 30, 1997 to 29% in the nine month period ended September 30, 1998 and from 37% in the three month period ended September 30, 1997 to 28% in the three month period ended September 30, 1998.

The reduction in cost of sales as a percentage of sales primarily reflected the higher proportion of sales of owned imagery following the Allsport acquisition and the lower cost of sales at PhotoDisc. At Allsport, a substantial part of the image collection does not give rise to payments to photographers. A similar situation exists with respect to most of Hulton Getty's imagery and approximately 25% of Energy Film Library's footage. In line with the Company's strategy of increasing its sales of wholly owned content, the proportion of sales of wholly owned imagery increased from approximately 9% in the three month period ended September 30, 1997 to approximately 19% in the three month period ended September 30, 1998.

In Tony Stone Images, new contracts with contributing photographers have been endorsed by the Photographers' Advisory Groups, consultative but non-binding groups of US and European contributing photographers. Tony Stone Images has now signed contracts with an overwhelming majority of the contributing photographers represented in its core collection. The new contract includes a new rate payable to photographers for on-line sales: 40% for in-territory sales and 30% for out-of-territory sales, which compares to the rate for analog sales of 50% for in-territory sales and 30% for out-of-territory sales. Management expects this agreement to improve gross margin as a higher proportion of sales moves to the web.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Getty Images' selling, general and administrative expenses increased from $33.0 million in the nine month period ended September 30, 1997 to $71.2 million in the nine month period ended September 30, 1998 and from $11.6 million in the three month period ended September 30, 1997 to $25.6 million in the three month period ended September 30, 1998. As a percentage of sales, selling, general and administrative expenses increased from 43.8% in the nine month period ended September 30, 1997 to 52.7% in the nine month period ended September 30, 1998 and from 43.7% in the three month period ended September 30, 1997 to 52.4% in the three month period ended September 30, 1998.

The increase in selling, general and administrative expenses as a percentage of sales was mainly attributable to the inclusion of PhotoDisc and Allsport. These businesses have substantially higher selling, general and administrative expenses than the existing businesses. The application of the Getty Images' cost management disciplines has resulted in significant improvement in PhotoDisc's margin. PhotoDisc's selling, general and administrative expenses have been reduced as a percentage of sales from 60% in the three months ended September 30, 1997 to under 50% in the three months ended September 30, 1998.

Excluding PhotoDisc and Allsport, selling, general and administrative expenses increased as a percentage of sales principally as a result of investments in management and new business systems, including web development. Management expects to continue to invest in these areas through 1999. Benefits have started to be realized within Tony Stone Images on "Compass", the advanced internal search and selection software, and "Client Preview" which allows customers to review the results of a Compass search through the web. Further benefits are expected as a result of Tony Stone Images website, which was launched on October 12, 1998.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was $26.9 million and $10.0 million in the nine month and three month periods ended September 30, 1998, respectively, compared to $2.3 million and $0.9 million in the nine month and three month periods ended September 30, 1997, respectively. The increases in amortization arise from the inclusion of amortization relating to the acquisitions of PhotoDisc and Allsport. Intangibles of $240.9 million and $50.5 million, respectively, arose on consolidation of these acquisitions. A substantial part of these intangibles, $240.4 million, has been attributed to goodwill which is being amortized over 20 years. Other intangibles of $50.9 million are being amortized over periods varying from one to three years.

DEPRECIATION

Depreciation increased from $5.7 million and $2.1 million in the nine month and three month periods ended September 30, 1997, respectively, to $10.2 million and $3.8 million in the nine month and three month periods ended September 30, 1998, respectively. These increases primarily arose from the acquisitions, together with continued investment in capital expenditure. The merger with PhotoDisc has provided the opportunity to accelerate Getty Images' digital strategy. Management anticipates capital expenditures will be approximately $26 million in 1998 and $32 million in 1999. Depreciation charges are therefore expected to increase in the short and medium term.

NON-RECURRING INTEGRATION AND RESTRUCTURING COSTS

During the nine month period ended September 30, 1998, Getty Images approved and commenced its program to integrate the businesses of the Group. This has resulted in non-recurring integration and restructuring costs of $13.8 million in the nine months ended September 30, 1998 and $4.6 million in the three months ended September 30, 1998.

Integration costs in the nine month and three month periods ended September 30, 1998 were $3.7 million and $2.4 million, respectively, and were associated with the activities of teams responsible for integrating the various businesses of the Group for the benefit of future operations and include items such as consulting and professional fees, systems and process integration costs and contract renegotiation costs.

The provision for restructuring costs, amounting to $10.1 million in the nine month period ended September 30, 1998 and $2.2 million in the three month period ended September 30, 1998 was for estimated exit costs associated with the closure of certain facilities operated by the Group, including asset writedowns and termination costs. The largest element of the asset writedowns comprised systems assets, namely hardware and software, which have shortened lives as a result of the restructuring plans. The termination costs arose in relation to property related exit costs, termination of agents and photographer contracts and employee terminations. The property related costs arose from the consolidation of offices where the Group had multiple sites in one location. Termination of agent and photographer contracts related to professional and administrative fees resulting from a review of existing contractual agreements. Costs associated with employees related primarily to the resignation of Mark Torrance as Co-Chairman of the Company. Mr. Torrance assumed the new position of non-executive Vice-Chairman. Management changes in the nine month period include the appointment of Don Smith as the Managing Director of Tony Stone Images; Stephen Warshaw, Managing Director of Tony Stone Images, has left the Company; Bob Chamberlain, Co-President of PhotoDisc, has also left the Company; Sally von Bergen remains as President of PhotoDisc.

It is anticipated that a significant portion of the non-recurring integration and restructuring costs will be completed by December 31, 1998, but the integration and restructuring program will continue into 1999. Management expects that the total cash expenditure will amount to approximately $10.8 million for the entire non-recurring integration and restructuring program.

NET INTEREST INCOME/(EXPENSE)

Net interest expense was $2.1 million and $800,000 in the nine month and three month periods ended September 30, 1998, respectively, compared with interest income of $1.1 million and $296,000 in the nine month and three month periods ended September 30, 1997, respectively.

Interest payable has arisen in 1998 on $30 million of interest bearing term debt drawn down to meet the cash consideration of the acquisitions of PhotoDisc and Allsport and on the $75 million convertible notes issued on May 20, 1998, part of the proceeds of which were used to repay the term debt.

NET EXCHANGE GAINS/(LOSSES)

Getty Images had net exchange losses of $116,000 and $57,000 in the nine month and three month periods ended September 30, 1998, respectively, compared with net exchange losses of $177,000 in the nine month period ended September 30, 1997 and net exchange gains of $135,000 in the three month period ended September 30, 1997. These credits and costs are largely unrealized and arise from revaluation of currency balances residing in Getty Images' subsidiaries' books.

Getty Images hedges a majority of contracted net receivables and payables using a combination of internal hedging, forward exchange contracts and foreign currency term loans.

INCOME TAXES

In the nine month periods ended September 30, 1998 and 1997, Getty Images had a tax charge of $557,000 and $3.2 million, respectively. In the three month period ended September 30, 1998, Getty Images had an income tax charge of $188,000 and $1.1 million in the three month period ended September 30, 1997. Excluding the tax credit of $4.0 million for the nine months ended September 30, 1998 and $1.7 million for the three months ended September 30, 1998 arising on the non-recurring integration and restructuring costs and the amortization of intangibles, which is largely non-tax deductible, Getty Images had effective tax rates of 36.8% and 38.1% for the nine month and three month periods ended September 30, 1998, respectively, and 35.0% and 34.1% for the nine month and three month periods ended September 30, 1997, respectively.

The changes in the effective rate of tax, excluding the impact of amortization of intangibles, non-recurring integration and restructuring costs and extraordinary costs reflects the fact that a substantial amount of the Group's profit now falls due for taxation in the United States.

EXTRAORDINARY ITEMS

The repayment of the term debt due to Midland Bank plc from the proceeds of the $75 million, 4.75% convertible subordinated notes resulted in an extraordinary charge of $0.8 million in the nine month period ended September 30, 1998 comprising the write off of unamortized loan arrangement costs net of the associated income tax benefit.

NET (LOSS)/INCOME

As a result of the foregoing, the net losses for the nine month and three month periods ended September 30, 1998 were $29.8 million and $9.7 million, respectively, compared to net income of $3.7 million and $1.3 million, respectively, in the nine month and three month periods ended September 30, 1997.

EBITDA

EBITDA increased from $14.0 million and $5.0 million in the nine month and three month periods ended September 30, 1997, respectively, to $24.7 million and $9.8 million in the nine month and three month periods ended September 30, 1998, respectively, an increase of 77% and 96%.

"EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring integration and restructuring costs and extraordinary costs. Thus, EBITDA with respect to Getty Images comprises sales less cost of sales and selling, general and administrative expenses. Getty Images believes that EBITDA provides a measure of operating income unaffected by the financing of the business and the accounting effects of acquisitions and assists in explaining trends in the operating performance of Getty Images. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Images' operating performance or to cash flows as a measure of Getty Images' liquidity.

YEAR 2000

The Year 2000 issue refers to the risk that systems, products and equipment having date-sensitive components will not recognize the Year 2000 as a result of computer programs using two digits rather than four to define the applicable year. The use of non-Year 2000 compliant programs or the inability of the Company to update its systems successfully may result in system failures, miscalculations or errors causing disruptions of operations, the corruption of data, or other business problems, including, among other things, a temporary inability to process transactions and invoices, or engage in similar normal business activities. In addition to the Company's computer systems, the Year 2000 issue may affect certain embedded systems (alarms, gates and time locks, lighting, security, electrical supply control and backup equipment) and communication systems (switchboards, fax machines and cellular telephones) areas.

In addition to Year 2000 issues related to the Company's systems, Getty Images may be adversely affected if the Company's key suppliers or other material third party service providers are unable or fail to address the Year 2000 issue adequately. Such suppliers can include infrastructure suppliers in areas such as utilities, communications, transportation and other services. While the Company is developing alternate power generation sources for its most sensitive systems, the likelihood and effects of failures in infrastructure systems and in the supply chain cannot be estimated.

                 Getty Images' Year 2000 Compliance Program and
                             The Company's Readiness

Getty Images developed the Year 2000 Compliance Program (the "Program") to identify and mitigate Year 2000 issues in its information systems, facilities and suppliers. The Program can be divided into three phases: (1) Evaluation (identify issues, inventory the systems affected, and develop solutions to address the issues); (2) Implementation (deploy program and software changes and complete necessary contingency plans); and (3) Testing (perform applications and acceptance testing and certification).

The goals of the Program are to (1) ensure that Getty Images and its business divisions can continue to function at optimal levels up to and beyond December 31, 1999, (2) provide Getty Images' customers and partners with the Company's services throughout the affected period and (3) ensure that key suppliers are Year 2000 compliant and that there will be no disruption in the supply of services and products to Getty Images.

The Chief Executive Officer of the Company is responsible for the overall implementation of the Program and ensuring that the Company becomes Year 2000 compliant by December 31, 1999.

The Senior Vice President of Planning is responsible for the day to day management of the Program and reports directly to the Board of Directors of the Company. A dedicated team has been assembled to implement the Program and each senior division head has been made aware of each division's special concerns with the Year 2000 issue and the importance of becoming Year 2000 compliant.

As of September 30, 1998, Getty Images has substantially completed Phase 1 of the Program, has partially completed Phase 2 and begun Phase 3 testing of certain systems. The Company expects that all of its systems will be Year 2000 compliant by the end of the third quarter 1999. Contingency plans will be developed for any matter not resolved in 1999 that may have a material negative impact on the Company's final year 2000 readiness.

Evaluation. The Company has inventoried substantially all of its major hardware and software platforms, as well as the relevant computer embedded and communication systems, which may be affected by the Year 2000 issues and assessed the needs of the Company to become Year 2000 compliant. The Company has also commenced a review of the Year 2000 issues faced by its material suppliers, licensees and agents, evaluated the risks and dependencies associated with such suppliers, licensees and agents and such parties' state of readiness. In particular, the Company is reviewing its reliance on third parties which provide the Company with credit card processing services, the Company's software and hardware maintenance contracts and its insurance policies.

The Company expects to complete this Phase of the Program in the first quarter of 1999.

Implementation. The Company has begun its deployment of software and hardware changes. Year 2000 compliance measures have been incorporated into all new web initiatives, become the standard within the Company for all new contracts and incorporated into the Company's due diligence program when evaluating potential acquisitions.

In addition, the Company has begun preparation of its first stage contingency plans which addresses the identification of alternate suppliers and distribution channels and the implementation of manual systems if it becomes necessary. The Company expects to complete this stage of the contingency plan in the first quarter of 1999.

Testing. The Company has begun testing its CD products and e-commerce systems. Testing on the e-commerce system demonstrated that certain of the systems needed upgrades to become Year 2000 compliant. The Company expects the upgrades to be completed in the first quarter of 1999.

The Company will continue its testing of its computer embedded and communication systems as it completes its software and hardware changes are implemented.

                                 Year 2000 Costs

Getty Images estimates that the expected total aggregate costs for its Year 2000 activities from 1997 through 2000 will be approximately 1.5 million, of which approximately $100,000 has been spent as of September 30, 1998. These costs will be capitalized to the extent permitted under generally accepted accounting principles.

                      Risks Related to the Year 2000 Issue

Although the Company's efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issues on the Company's operations and business, the actual effects of the Year 2000 issue will not be known until 2000. The failure by the Company and or its material suppliers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments in the Company's industry.

The Year 2000 disclosure set forth above is intended to be a "year 2000 statement" as such terms is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent such disclosure relates to Year 2000 processing of the Company or to products or services offered by the Company is intended to be a "year 2000 readiness disclosure" as such term is defined in the Year 2000 Act.



THE EURO CONVERSION

The Company is coordinating the preparations for the European currency "Euro" particularly with respect to the Company's European subsidiaries. The Company is investigating the impact of this conversion on the business including, but not limited to the costs associated with the conversion, the competitive implications and its effects on the Company's contracts and business relationships. The Company has begun preparation for the conversion including coordination with customers, suppliers and financial institutions to ensure a smooth transition. The Company expects to be able to transact business in the Euro beginning on January 1, 1999.



LIQUIDITY AND CAPITAL RESOURCES

                                          NINE MONTHS ENDED SEPTEMBER 30
                                          ------------------------------
                                              1997              1998
                                                $                $
                                         (IN THOUSANDS)   (IN THOUSANDS)
Net cash provided by/(used in):
        Operating activities               $ 12,895            9,764
        Investing activities                (32,187)         (95,298)
        Financing activities                 (3,285)          84,948
        Exchange differences                 (3,224)             892
                                           --------         --------
Net increase/(decrease) in cash and
    cash Equivalents                        (25,801)             306
                                           ========         ========


Getty Images' cash resources increased by $0.3 million in the nine month period ended September 30, 1998 compared to a decrease of $25.8 million in the nine month period ended September 30, 1997.

Net cash provided by operating activities amounted to $9.8 million in the nine month period ended September 30, 1998 compared to $12.9 million in the nine month period ended September 30, 1997. The cash generated was less in 1998 as a result of payments in respect of non-recurring integration and restructuring costs and adverse movements in working capital arising from timing differences between the two periods. In particular, substantially more deferred expenditure arose in the nine month period ended September 30, 1998 due to the timing and production of catalogs compared to that in the nine month period ended September 30, 1997. In the nine month period ended September 30, 1998, Getty Images invested $16.6 million in fixed assets compared to $10.6 million in the nine month period ended September 30, 1997.

The acquisitions of PhotoDisc and Allsport in February 1998 resulted in a cash outflow of $76.2 million, including expenses. To fund this, Getty Images raised a net additional $30 million of debt and Getty Investments L.L.C. subscribed for an additional 1.5 million shares, providing $28 million of additional capital. On May 20, the Company raised $75 million from the issue of convertible notes. $49 million of this was applied to the repayment of term debt and costs of approximately $3.6 million were incurred. Also, in the nine months ended September 30, 1998, the Company raised $4 million from the exercise of options.

At September 30, 1998, Getty Images had outstanding long term debt of $75.0 million and cash of $29.5 million.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On June 25, 1997 Keith D. Simon and Victoria Newell-Simon, as individuals and on behalf of their daughter McKenzie Simon, filed a complaint against PhotoDisc and others in California, San Diego Superior Court, alleging, among other things, invasion of privacy and misappropriation of their likenesses through publication and distribution of an unreleased photo and seeking compensatory and punitive damages, injunctive relief, attorneys' fees and miscellaneous costs. PhotoDisc, on its own behalf and on behalf of its customers, reached a settlement with the Simons in October 1998, and all claims asserted against PhotoDisc have been dismissed. The settlement costs have been reflected in the consolidated financial statements for the nine month period ended September 30, 1998.

The Company has and may continue to be subject to legal claims from time to time in the ordinary course of business, including those related to the alleged infringement by the Company of the trademarks and other intellectual property rights of third parties, such as failure to secure model releases. Presently, there are no pending legal proceedings to which the Company is a party or to which any of its property is subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its consolidated financial position, results of operations or its liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 20, 1998, the Company completed the sale of a new issue of $75 million aggregate principal amount of 4.75% Convertible Subordinated Notes (the "Notes") due 2003 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion price of $28.5075 per share, subject to adjustments in certain events. The Notes were sold by the Company to BT Alex. Brown International, BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenretter Securities Corporation and Hambrecht & Quist LLC, as initial purchasers (collectively, the "Initial Purchasers") in an unregistered private placement. The net proceeds received by the Company from the sale of the Notes offered, after deducting the discount to the Initial Purchasers and other expenses payable by the Company, were approximately $71.2 million. The Company was advised by the Initial Purchasers that the Notes were resold only to qualified institutional buyers (as defined in Rule 144A under the Securities Act) in compliance with Rule 144A and to a limited number of institutional accredited investors (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act. A registration statement on Form S-3 was declared effective by the SEC on November 13, 1998 relating to the sale of the Notes and shares of Common Stock issuable upon conversion of the Notes by the holders named therein.


The Company used approximately $48.8 million of the net proceeds to repay the Company's term loan facilities with Midland Bank plc, and intends to use the balance for general corporate purposes, including capital expenditures, the ongoing digitization of portions of its visual images collections and working capital requirements as well as the possible acquisition of complementary businesses, products or technologies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held on September 1, 1998.
The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

NOMINEE                             FOR                        WITHHELD
James N. Bailey                     25,466,937                 1,672,844
Andrew Garb                         27,129,861                     9,920
Anthony Stone                       25,376,854                 1,762,927


The proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock from 55,000,000 to 80,000,000 and the number of authorized shares of common stock from 50,000,000 to 75,000,000 was approved by the vote set forth below:


FOR                   AGAINST               ABSTAIN       BROKER NONVOTES
26,732,001            220,374               187,406       0


The proposal to ratify the appointment of PricewaterhouseCoopers as independent auditors of the Company for the 1998 fiscal year was approved by the vote set forth below:

 FOR                  AGAINST               ABSTAIN       BROKER NONVOTES
27,137,981            1,200                   600         0

ITEM 5. OTHER INFORMATION.

If any shareholder intends to present a proposal for consideration at the 1999 Annual Meeting of Stockholders, such proposal must be received by the Company not earlier than June 2, 1998 or later than July 2, 1999 to be eligible for inclusion in the Company's proxy statement and form of proxy for such meeting. Any proxy received by the Company in connection with the 1999 Annual Meeting of Stockholders may confer discretionary authority to vote on any stockholder proposal not received by the Company on July 2, 1999. If the date of the 1999 Annual Meeting of Stockholders is changed by more than 30 days from the date of the 1998 Annual Meeting of Stockholders, then this change will be disclosed in the earliest possible Form 10-Q of the Company and any stockholder proposal to be presented at the 1999 Annual Meeting of Stockholders must be received by a reasonable time before the Company mails its proxy materials for the 1999 Annual Meeting of Stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        Reference is made to the Index of Exhibits beginning on page [ ] for a list of all exhibits filed as part of this report.

(b)     Reports on Form 8-K.

        Form 8-K filed on August 13, 1998, reporting Item 5 and 7. Form 8-K filed on August 19, 1998, reporting Item 5 and 7. Form 8-K filed on September 30, 1998, reporting Item 5 and 7. Form 8-K filed on November 4, 1998, reporting Item 7.
        Form 8-K filed on November 10, 1998, reporting Item 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                              GETTY IMAGES, INC.



DATE: NOVEMBER 16, 1998                       BY: /s/ Lawrence Gould
                                                 ---------------------------
                                                     LAWRENCE GOULD
                                                     CHIEF FINANCIAL OFFICER


o Signing on the behalf of the Registrant as a principal financial officer

                               GETTY IMAGES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                INDEX TO EXHIBITS
    NUMBER ASSIGNED IN
 REGULATION S-K, ITEM 601           DESCRIPTION OF EXHIBIT
-------------------------           ----------------------
       (1)3.1.1         Amended and Restated Certificate of Incorporation of
                        Getty Images (3.1)

       (2)3.1.2 Certificate of Amendment to the Certificate of Incorporation of Getty Images (1)

       (1)3.2           Bylaws of Getty Images (3.2)

       27.1             Financial Data Schedule


--------------------

(1) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant. (Exhibit number in the Form S-4 is set forth in italics.)

(2) Incorporated by reference from the Exhibit to the 8-K Accession No. 891020-98-001568 of the Registrant. (Exhibit number in the 8-K is set forth in italics.)