Form 10-Q/A
period 1998-09-30
GETTY IMAGES INC
filed 1998-11-20
CIK 1047202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        --------------------------------


                                   FORM 10-Q/A

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

EXPLANATORY NOTE

        This Form 10-Q/A amends Items 1 and 2 of Part I, including the auditors Report on Unaudited Interim Financial Information, of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed by the Registrant on November 16, 1998. In that report, these items included filing agent errors and are being replaced in their entirety by the items enclosed in this amendment.

                               GETTY IMAGES, INC.

                       AMENDMENT NO. 1 TO QUARTERLY REPORT
                                  ON FORM 10-Q
                                     FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1998



                                                                                           PAGE

PART I  -  FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements                                             3
     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        17

              Signatures                                                                   30

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

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


Non-recurring integration and restructuring costs have been incurred as follows:

                                               Three Months ended       Nine Months ended
                                               September 30, 1998      September 30, 1998
                                               ------------------      ------------------
                                                ($ IN THOUSANDS)        ($ IN THOUSANDS)
Provision at June 30, 1998/December 31, 1997          5,447                       --
Total charges                                         4,618                    13,755
Cash expenditure                                     (2,812)                   (3,065)
Non-cash write offs                                      --                    (2,933)
Non-cash write back                                     504                        --
                                                      -----                    ------
Provision at September 30, 1998                       7,757                     7,757


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

                               GETTY IMAGES, INC.

                                   (UNAUDITED)


On February 9, 1998, Getty Images granted 3.1 million options to acquire Getty Images Common Stock at $20.91 per share. Further options were granted on April 1, June 2, August 31 and September 8, 1998 of 81,000 at $25.88, 255,000 at
$19.22, 199,000 at $15.32 and 524,500 at $14.94, respectively. These options are exercisable within one to ten years from the date of grant.

11.      PRO FORMA INFORMATION RELATING TO ACQUISITIONS (UNAUDITED)

The following unaudited pro forma information shows the results of the Company for the nine month periods ended September 30, 1998 and September 30, 1997, respectively, as if the acquisitions of PhotoDisc and Allsport had occurred on January 1, 1997. The pro forma information includes adjustments related to the financing of the acquisitions, the effect of amortizing goodwill and other intangible assets acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.


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

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Regionally, all of our markets showed strong growth in sales, with the exception of Japan and South East Asia. Although Getty Images adjusted growth expectations for the fourth quarter of 1998 and for the 1999 fiscal year, all the major businesses of Getty Images reported growth compared with equivalent periods of 1997.

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

The provision for restructuring costs, amounting to $10.1 million in the nine month period ended September 30, 1998 and $2.2 million in the three month period ended September 30, 1998 was for estimated exit costs associated with the closure of certain facilities operated by the Group, including asset writedowns and termination costs. The largest element of the asset writedowns comprised systems assets, namely hardware and software, which have shortened lives as a result of the restructuring plans. The termination costs arose in relation to property related exit costs, termination of agents and photographer contracts and employee terminations. The property related costs arose from the consolidation of offices where the Group had multiple sites in one location. Termination of agent and photographer contracts related to professional and administrative fees resulting from a review of existing contractual agreements. Costs associated with employees related primarily to the resignation of Mark Torrance as Co-Chairman of the Company. Mr. Torrance assumed the new position of non-executive Vice-Chairman. Management changes in the nine month period include the appointment of Don Smith as the Managing Director of Tony Stone Images; Stephen Warshaw, Managing Director of Tony Stone Images, has left the Company; Bob Chamberlain, Co-President of PhotoDisc, has also left the Company; Sally von Bargen remains as President of PhotoDisc.

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

Evaluation. The Company has inventoried substantially all of its major hardware and software platforms, as well as the relevant computer, embedded and communication systems, which may be affected by the Year 2000 issues and assessed the needs of the Company to become Year 2000 compliant. The Company has also commenced a review of the Year 2000 issues faced by its material suppliers, licensees and agents, evaluated the risks and dependencies associated with such suppliers, licensees and agents and such parties' state of readiness. In particular, the Company is reviewing its reliance on third parties which provide the Company with credit card processing services, the Company's software and hardware maintenance contracts and its insurance policies.

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

The Company will continue its testing of its computer, embedded and communication systems as it completes the implementation of its software and hardware changes.

                                 Year 2000 Costs

Getty Images estimates that the expected total aggregate costs for its Year 2000 activities from 1997 through 2000 will be approximately $1.5 million, of which approximately $100,000 has been spent as of September 30, 1998. These costs will be capitalized to the extent permitted under generally accepted accounting principles.

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

The Year 2000 disclosure set forth above is intended to be a "year 2000 statement" as such term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent such disclosure relates to Year 2000 processing of the Company or to products or services offered by the Company, is intended to be a "year 2000 readiness disclosure" as such term is defined in the Year 2000 Act.



THE EURO CONVERSION

The Company is coordinating the preparations for the European currency "Euro" particularly with respect to the Company's European subsidiaries. The Company is investigating the impact of this conversion on the business including, but not limited to, the costs associated with the conversion, the competitive implications and its effects on the Company's contracts and business relationships. The Company has begun preparation for the conversion including coordination with customers, suppliers and financial institutions to ensure a smooth transition. The Company expects to be able to transact business in the Euro beginning on January 1, 1999.



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



DATE: NOVEMBER 20, 1998                       BY: /s/ Lawrence Gould
                                                 ---------------------------
                                                     LAWRENCE GOULD
                                                     CHIEF FINANCIAL OFFICER


o Signing on the behalf of the Registrant as a principal financial officer