Form 10-Q/A
period 1998-09-30
GETTY IMAGES INC
filed 1999-01-29
CIK 1047202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER: 000-23747

                                   -----------

                               GETTY IMAGES, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                         98-0177556
        (State of Incorporation)              (I.R.S. Employer
                                             Identification No.)

                                   -----------

                  2101 FOURTH AVENUE           101 BAYHAM STREET
                     FIFTH FLOOR               LONDON, ENGLAND
               SEATTLE, WASHINGTON 98121            NW1 0AG
                    (206) 695-3400           (011 44 171) 544-3456

          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

        As of November 9, 1998, there were 30,549,189 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

               This Form 10-Q/A amends Item 5 of Part II, of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed by the Registrant on November 16, 1998. The Item 5 in that report is being replaced in its entirety by the item enclosed in this amendment.

                               GETTY IMAGES, INC.


                       AMENDMENT NO. 2 TO QUARTERLY REPORT
                                  ON FORM 10-Q
                                     FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

The Company has scheduled its 1999 Annual Meeting of Stockholders for May 4, 1999. If any stockholder intends to present a proposal for consideration at the 1999 Annual Meeting of Stockholders, such proposal must be received by the Company no later than April 4, 1999 to be eligible for inclusion in the Company's proxy statement and form of proxy for such meeting. Any proxy received by the Company in connection with the 1999 Annual Meeting of Stockholders may confer discretionary authority to vote on any stockholder proposals not received by the Company on April 4, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GETTY IMAGES, INC.


Date: January 29, 1999                   By:  /s/ Christopher J. Roling *
                                            ----------------------------------
                                            Name: Christopher J. Roling
                                            Title: Chief Financial Officer

-----------

* Signing on the behalf of the Registrant and as principal financial officer.