Form 10-K
period 1998-12-31
GETTY IMAGES INC
filed 1999-03-31
CIK 1047202

                                               DRAFT: March 30, 1999 -- U40030

WHEN SUBMITTING CHANGES PLEASE CONSIDER THE FOLLOWING:--

              Mark-up your comments on the most recent version of the document. Avoid use of soft lead pencils, felt tipped pens or highlighters. Indicate minor changes with an "X" in the margin.
              Do not write on the reverse of a page.
              Avoid the use of scotch tape/sellotape and staples whenever possible.

                                  CONFIDENTIAL
         --------------------------------------------------------------

PLEASE READ CAREFULLY AND TICK THE APPROPRIATE BOX:                              PROOFREADERS' MARGIN MARKS:
[ ]   Do not blackline any corrections                            Take out character          LOGO
[ ]   Blackline only the corrections made during the                    Insert space
      present cycle, keeping in file the previous                         Lower case
      blacklines                                                            Capitals
[ ]   Cumulative blacklining                                                  Italic
[ ]   Blackline only the corrections made during the                    Let it stand
      present cycle, and delete definitively the                     Start paragraph
      previous blacklines                                              Insert period
                                                                        Insert comma

(LOGO)
Bowne of London. 28, Finsbury Circus, London EC2M 7DP.  TEL: (0171) 551-5000
FAX: (0171) 551-5151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                       COMMISSION FILE NUMBER: 000-23747
                               GETTY IMAGES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      98-0177556
  (State or Jurisdiction of Incorporation or        (I.R.S. Employer Identification No.)
                Organization)
              2101 FOURTH AVENUE                             101 BAYHAM STREET
                  SUITE 500                                       NW1 0AG
          SEATTLE, WASHINGTON 98121                           LONDON, ENGLAND

                   (Addresses of Principal Executive Offices)
                                   (Zip Code)
              REGISTRANT'S TELEPHONE NUMBERS, INCLUDING AREA CODE:
                                 (206) 695 3400
                              (01144171) 544-3456
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $282,957,703 as of March 1, 1999 based upon the closing price of $19.125 on the Nasdaq National Market reported on such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5 per cent of the Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 1999, the number of shares of Common Stock outstanding was 30,694,297.
DOCUMENTS INCORPORATED BY REFERENCE: Information required by Part III of this document is incorporated by reference to certain portions of the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (to be filed).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GETTY IMAGES, INC.
                                   FORM 10-K
                               DECEMBER 31, 1998

                                                                             PAGE
                                                                             ----
                                     PART I
Item 1.      Business....................................................      1
Item 2.      Property....................................................     12
Item 3.      Legal Proceedings...........................................     13
Item 4.      Submission of Matters to a Vote of Security Holders.........     13
                                     PART II
Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................     14
Item 6.      Selected Consolidated Financial Data........................     15
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     17
Item 7A.     Quantitative and Qualitative Disclosures about Market
             Risk........................................................     25
Item 8.      Financial Statements and Supplementary Data.................     26
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     26
                                    PART III
Item 10.     Directors and Executive Officers of the Registrant..........     27
Item 11.     Executive Compensation......................................     27
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................     27
Item 13.     Certain Relationships and Related Transactions..............     27
                                     PART IV
Item 14.     Exhibits, Financial Statements Schedules and Reports on Form
             8-K.........................................................     27

                                     PART I

                                ITEM 1: BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about Getty Images, Inc.'s ("Getty Images" or the "Company") industry, management's beliefs, and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar expressions, constitute forward looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Factors That May Affect the Business", as well as "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Overview" and "-- Liquidity and Capital Resources." Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

A.  OVERVIEW

Getty Images (getty-images.com) is a leading global visual content provider offering products and services over its Web sites and through a diverse set of channels. Getty Images owns or controls content products across most major categories of the visual content industry. Through its e-commerce enabled Web sites and international network of wholly-owned offices, agents and distributors, Getty Images is able to provide its customers access to image and footage products. Its visual content brands and businesses include Allsport (allsport.com), a leading provider of global sports photography; Energy Film Library (digital-energy.com), a leading provider of stock footage; Liaison Agency (liaisonphoto.com), a leading provider of North American news and reporting photography; Hulton Getty (hultongetty.com), one of the largest commercially available collections of archival photography; and Tony Stone Images (tonystone.com) and PhotoDisc (photodisc.com), leaders in contemporary stock photography. Getty Images has more than 30 million images and 13,000 hours of film footage, worldwide. In terms of revenue, Getty Images believes it is the largest provider of stock photography image products in the business-to-business market, both on the Web and through all distribution channels combined.

Getty Images' customers today range from large corporations to small businesses and include advertising and design agencies, magazines, newspapers, broadcasters, production companies and traditional and new media publishers. The Company believes that the demand for visual communication and related products and services is growing as a result of an increase in the numbers of channels of communication, increasing reliance on moving and still imagery, and improvements in ease of use of and access to images. A key element of the Company's strategy is to drive the migration of the visual content industry to the Web and to promote growth in the use of image products and services. Initiatives in these areas include seeking strategic partnerships directed at driving traffic to its existing and planned Web sites and potential alliances to develop the small office/home office ("SOHO") and consumer markets.

Currently, Getty Images markets and distributes its imagery products through a diverse and broad set of channels. The Company has e-commerce enabled Web sites, allsport.com, photodisc.com and tonystone.com, for its highest revenue generating brands. These Web sites allow the Company's customers to shop for, purchase and receive the Company's image products anywhere, anytime, and also provide value-added services to customers. In addition to its e-commerce properties, Getty Images has an international network of wholly-owned offices, including offices in Seattle, London, Amsterdam, Barcelona, Brussels, Chicago, Copenhagen, Dubai, Hamburg, Hong Kong, Los Angeles, Melbourne, Munich, New York, Paris, Sao Paulo, Stockholm, Sydney, Tokyo, Toronto and Vienna and agents and distributors in more than 50 countries, which provide local, market specific support and services for both traditional and online customers as well as market intelligence and branding. Getty Images also promotes its products through print and CD-ROM catalogs which are distributed widely to existing and potential customers and through print and Web advertising.

B.  BACKGROUND

Getty Communications plc ("Getty Communications", the predecessor Company) commenced operations on March 14, 1995 with the acquisition of Tony Stone Images, one of the world's leading providers of contemporary stock photography. In April 1996, the Company broadened its visual content product offerings with the acquisitions of Hulton Deutsch Collection Limited (now Hulton Getty), one of the world's largest commercially available collections of archival photography and Fabulous Footage, a leading North American provider of contemporary stock footage. In March 1997, Getty Communications acquired Liaison, a well-established leader in the photojournalism market. In July 1997, the Company acquired Energy Film Library, one of the leading international providers of contemporary stock footage to the advertising, television, feature film, corporate communications and multimedia markets.

During September 1997, Getty Communications entered into an acquisition agreement with PhotoDisc, Inc., leading to the formation of Getty Images and the completion of the full acquisition in February 1998. PhotoDisc is a leading provider of royalty-free imagery and one of the largest providers of imagery on the Internet. Also in February 1998, the Company acquired Allsport Photographic plc, a leading provider of worldwide sports photography.

The Company continued its global expansion in March 1998 with the acquisition of Fototeca Stone, a leading stock photography agent based in Barcelona, Spain and previously an exclusive agent for Tony Stone Images. The expansion in the distribution network included the opening of wholly-owned offices in Brazil and Dubai. The Company also appointed exclusive distributors in Costa Rica and Columbia. During 1998, PhotoDisc opened wholly-owned offices in Sweden and France. In May 1998, Allsport opened an office in Sydney, Australia with the acquisition of images previously owned by Australian Picture Library. In November 1998, the Company acquired Sporting Pix, a leading sports picture agency based in Melbourne, Australia. These acquisitions significantly built the Company's base in Australia ahead of the 2000 Summer Olympic Games as Allsport has been selected as the official photographer of the US Olympic Committee and the International Olympic Committee marketing partners.

In May 1998, the Company completed the issue of $75 million, 4.75% Convertible Subordinated Notes, the proceeds of which were applied partially to the repayment of $49 million of term debt due to Midland Bank plc.

In August 1998, the Company acquired Imageways, Inc. ("Imageways"), a noted archival footage collection. Imageways' collection is comprised of industrial footage, lifestyles, feature films and newsreels and is being marketed by Energy Film Library. During 1998, Energy Film Library expanded its agency network into Italy and commenced selling its product in the United Kingdom.

The principal executive offices of Getty Images are located at 2101 Fourth Avenue, Suite 500, Seattle, Washington 98121 (telephone number 206 695-3400) and at 101 Bayham Street, London England NW1 0AG (telephone number 01144171 544-3456).

C.  BRANDED CONTENT PRODUCTS AND MARKETS SERVED

The Company's visual content brands include Tony Stone Images, PhotoDisc, Allsport, Liaison Agency, Energy Film Library and Hulton Getty. Currently, the Company operates almost exclusively in the business-to-business market and has approximately 130,000 customers world-wide.

TONY STONE IMAGES (TONYSTONE.COM)

Tony Stone Images is a leading global provider of contemporary stock photography. It supplies images to a customer base of principally professional users, such as advertising and design agencies and magazine, newspaper, book and news media publishers. The images cover a wide variety of contemporary subjects including lifestyles, families, business, science, health and beauty, sports, transportation, travel and the environment.

Tony Stone Images is dedicated to providing high-quality images relevant to the needs of its customers by focusing on a relatively small number of images. Its core collection contains approximately 60,000 images designed to meet the needs of all major customer segments. The core collection is complemented by the mainstock collection, which comprises more than one million images which have been selected for their subject matter or demand in a particular market.

Tony Stone Images has creative teams in London, Los Angeles, Munich, Paris, Seattle and New York that analyze customer requests and buying behavior and perform research in key markets in order to target and source images. Tony Stone Images has approximately 700 active contributing photographers including highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. In addition, Tony Stone Images has established in-house teams of skilled digital artists that retouch, enhance and manipulate images in order to improve their commercial appeal and also design and create images digitally, including composites of separate photographs, illustrations, digital graphics and text.

PHOTODISC (PHOTODISC.COM)

PhotoDisc is one of the leaders in the development and marketing of digital stock photography, products and electronic delivery of images. PhotoDisc's products are offered on a royalty-free basis, which allows customers to pay a one-time fee to use an image on a non-exclusive basis for almost any purpose. As a pioneer in the royalty-free segment, PhotoDisc has established itself as the leader in terms of customer recognition and revenues generated.

The PhotoDisc image collection, currently consisting of more than 75,000 feature-enhanced photographic images digitized at a variety of resolutions, has been developed specifically to support the royalty-free licensing model. The images are available to the customer in several file sizes depending upon the product and distribution method. All of the images are available for search, selection and immediate download from photodisc.com, 24 hours a day, 7 days a week, and approximately 26,000 images are available on 140 CD-ROMs.

ALLSPORT (ALLSPORT.COM)

Allsport is a leading provider of world-wide sports photography, with an archive from sporting events around the world, dating from 1896. Its visual content is both specialist and generalist, providing current images to the sports journalism market and the broader market of advertisers and sports promoters. Its main customers are the news media, sports brand manufacturers and sponsors, sports governing bodies and committees, and commercial publishing and merchandising businesses. A majority of the images are wholly-owned by Allsport.

LIAISON AGENCY (LIAISONPHOTO.COM)

Liaison Agency is a leading North American news and reportage agency. On a daily basis, Liaison Agency sources stories worldwide and distributes images to magazines, newspapers and book publishers, as well as advertising and design agencies and other creative professionals. Liaison Agency's library contains several million photographs covering the major events, personalities and entertainment of the last 30 years. Liaison Agency receives and distributes material from approximately 3,500 photographers worldwide. Since 1986, every image accepted by the agency has been indexed using key words, creating one of the largest databases in the industry.

ENERGY FILM LIBRARY (DIGITAL-ENERGY.COM)

Energy Film Library is a leading international provider of stock film footage to the advertising, television, feature film, corporate communications and new media markets. Energy Film Library's footage has been used in major feature films, including "Independence Day", "Jerry Maguire" and "Armageddon", among others.

Energy Film Library, which now includes the archives of the previously acquired Fabulous Footage and the historic footage of Imageways Inc., maintains and licenses a growing library of over 13,000 hours of cinematography covering a broad range of contemporary and archival subject matter. The collection of Energy Film Library, which is generally licensed in short clips of 10 to 20 seconds, includes material covering landscapes, cityscapes, wildlife, scenics, business, sports and lifestyle.

HULTON GETTY (HULTONGETTY.COM)

Hulton Getty is one of the largest commercially available collections of archival photography in the world. Its archive consists of approximately 300 separate collections totaling more than 15 million images, including vintage prints by renowned photographers such as Man Ray, Bill Brandt, Alfred Eisenstadt and Robert Capa dating back to the beginning of photography. Hulton Getty also incorporates the image collections of Ernst Haas and Slim Aarons. The Hulton Getty collection includes images from all over the world and covers significant events, people and places from the nineteenth and twentieth centuries.

Predominantly, the Hulton Getty collection is used by professional users (mainly magazine, news and book publishers) primarily in the United Kingdom. Since the acquisition of the Hulton Getty collection, there has been an ongoing process of selecting, digitizing and indexing the most marketable images of the collection to enhance the accessibility and appeal to a broader customer base. Selected images are available for search and review through the Hulton Getty Web site, which presently comprises approximately 175,000 images. The Company plans to launch a full e-commerce site in 1999.

D.  SALES AND MARKETING

E-COMMERCE

One of Getty Images' key strategies is to drive the migration of the visual content industry online, using e-commerce to create a more efficient, flexible and value-added system for the search, purchase, delivery and use of images. Today, Getty Images' highest revenue product brands (Tony Stone Images, PhotoDisc and Allsport) are fully e-commerce enabled and are migrating their businesses to an entirely Web-based model. The Company plans to further e-commerce enable its other brands in the near future. The Company believes that the licensing of images and related products and services online offers attractive benefits to customers, including but not limited to, self-service capability, personalization, access to broader and deeper content selection, as well as providing operating efficiencies to both the Company and its customers.

The Company's Web sites are designed to offer an environment tailored to the needs of the particular customer base and the individual customer. In addition to searching, selecting, purchasing and downloading images, customers of the tonystone.com and photodisc.com Web sites can use complimentary online image management services, download sample images to use on a "try before you buy" basis and manage and monitor their own accounts. The Web sites also offer extensive and advanced searching capability. On photodisc.com, customers can also search for different CD-ROM products, view their contents, and place orders online. In addition, the Web sites offer a combination of browsing, promotion and spotlight sections that merchandise new images. The Company plans to leverage these features, where appropriate, to the Web sites for its other content brands, and to incorporate them in its planned hub site.

Customer service and technical support for tonystone.com and photodisc.com are based in Seattle and consist of a team of consultants with broad knowledge of the image products, supported by the comprehensive search system on the Web sites. The consultants also have extensive expertise in digital image applications, design tools and photo manipulation methodologies in order to assist customers in using the images they license.

Due to its more specialized customer base, Allsport operates its Web site primarily on a subscription basis. Allsport distributes images via its digital on-line archive, an ISDN Point-to-Point network, the Photo Stream satellite network maintained by Associated Press and numerous other internet and digital transmission methods. Energy Film Library, Liaison Agency and Hulton Getty also use Web sites to market products and provide search and selection services to customers.

CUSTOMER SERVICE, SALES AND RESEARCH

In many instances, the Company serves its customers through both a combination of e-commerce and a more traditional form of customer service. PhotoDisc sells its CD-ROM products primarily through its 24 hour a day, 7 days a week, in-bound call center and the other brands continue to license images in transparency form, primarily through in-bound call centers.

The majority of the Company's wholly-owned offices have sales forces organized by customer and industry group. The sales force assists customers, who may contact the Company by telephone or e-mail, in developing selection requests, which are then passed on to a researcher responsible for compiling a selection of images that meet the request. Image researchers use their knowledge of the image collection, either still or moving imagery, to respond efficiently and creatively to the customers' requirements.

The Company's sales outlets utilize their respective online databases of images and related data to assist in the internal research and sales process. Tony Stone sales outlets use a more complex proprietary search and retrieval system, "COMPASS," than that made available to customers. The Company believes that systems such as COMPASS will, along with access for customers through the Internet, increase the efficiency of the Company's sales and research operations in the future.

DIRECT SALES FORCE

The Company employs a direct sales force and key account management team that target leading advertising and publishing companies, and other high volume users of images, such as communications companies. The direct sales force focuses on reaching image purchasers who are generally responsible for large order purchases. The Company maintains direct sales offices in its key markets in the United States and Europe. The key accounts sales force also includes technical support staff and trainers who assist with both pre- and post-sales support.

DISTRIBUTION NETWORK

Getty Images markets images through an international distribution network of wholly-owned offices in 21 cities and agents and distributors in more than 50 countries. Generally, the Company's policy is to own offices in major markets and to work closely with agents and distributors in these and other markets. Management believes that control of its outlets results in more focused marketing activities and better brand maintenance, thus leading to higher sales and market share.

LICENSING

PhotoDisc's products are offered on a royalty-free basis, which allows customers to pay a one-time fee to use an image on a non-exclusive basis for any purpose. All of the images of Tony Stone Images, Allsport, Hulton Getty, Energy Film Library and Liaison Agency are individually marketed for specific customer applications. Licenses typically impose restrictions on the permissible number of copies that can be made, the medium of reproduction or publication, uses by other parties and other factors, including the geographic area, duration and purpose of use. A central database records image usage and its corresponding sales value, information that can then be used in the targeting of popular subjects and the creation of new images of the most salable subjects.

ONLINE MARKETING

All of the Company's Web sites act as marketing tools as well as sales tools. In addition, the Company has relationships with other online properties to advertise and drive traffic to some of the Company's Web sites. Increasing the number of relationships of this nature and creating other new relationships in order to drive traffic to the Company's Web sites and increase demand for its products, is a key part of the Company's strategy during 1999 and 2000.

PRINTED CATALOGS AND DIRECT MAIL

Getty Images uses catalogs to market its contemporary and archival photography brands (Tony Stone Images, Hulton Getty, PhotoDisc and Allsport) and believes that its catalog quality leads the industry and contributes to its strong reputation. Typically, each brand publishes both general catalogs, with language variations corresponding to the Company's most important geographic markets, and specialist catalogs, which often promote a particular concept or innovate in catalog design. These catalogs are used to promote the Company's Web sites as well its other product offerings. Customers routinely use the catalogs as a means of selecting a particular image for license and the Company tracks sales arising from particular catalogs. Each of the Company's brands also uses direct mail advertising to market its images.

CD-ROM AND DEMONSTRATION REELS

Several of the Company's brands (PhotoDisc, Tony Stone Images and Hulton Getty) produce CD-ROM catalogs which enable customers to select from a wide range of images on-screen and, in some cases, provide direct links to the corresponding Web site. PhotoDisc also permits its customers to use the images featured in CD-ROM catalogs for comping or "try before you buy" use. Energy Film Library markets its stock footage through demonstration reels sent directly to its customers and potential customers. These demonstration reels contain samples of available footage.

E.  TECHNOLOGY

Getty Images utilizes technologies related to the digitization of images, the enhancement and compression of digitized images, the organization and management of Getty Images' database of digitized images and customer profiles. The Company also utilizes technologies associated with customer interaction with the various Web sites including search functions, transaction-processing and downloading of images. These technologies are now primarily used by PhotoDisc, Tony Stone Images and Allsport, but the Company expects that they will be used by its other brands as well in a manner tailored to their respective customers and products. Getty Images' online commerce systems can manage a large number of concurrent customer searches, as well as the process of accepting, authorizing and charging customer credit cards. Getty Images uses a combination of its own proprietary technologies and commercially available equipment and licensed technologies and the current strategy is to license commercially available technology whenever possible rather than seek internally developed solutions. The Company has focused its internal development efforts on creating and enhancing the specialized software and processes related to the enhancement and delivery of digitized images.

F.  INTELLECTUAL PROPERTY

The Company obtains most of its images distributed by the Tony Stone Images, PhotoDisc, Energy Film Library and Liaison Agency brands from independent photographers and cinematographers on an exclusive basis. Professional photographers and cinematographers prefer to retain ownership of their work. As a result, copyright to an image remains with the contributing photographer or cinematographer in most cases, while the Company obtains the exclusive right to market the image on behalf of the photographer or cinematographer for a period of time (generally a minimum of five to seven years, which management believes to be the useful life of contemporary images). A substantial portion of the images of Allsport and Hulton Getty, and certain images of the Company's other brands, are owned by the Company or are in the public domain.

G.  COMPETITION

The market for visual content is characterized by strong competition. The principal competitive factors are company reputation; the quality, relevance and diversity of the images; the quality of contributing photographers and cinematographers under contract to a company; effective use of technology, customer service, pricing, ease of purchase and use online and through traditional methods; accessibility, distribution capability and speed of fulfillment. Getty Images generally faces competition from (i) small companies serving local markets; (ii) specialist companies focusing on particular subjects such as transportation, sports, architecture or natural history; (iii) medium-sized generalist companies operating primarily in their home market; (iv) regional companies headquartered in a large market such as the United States, Germany, the United Kingdom and France and which often have non-exclusive agents and distributors in other markets, and (v) three international competitors, The Image Bank ("TIB"), a wholly-owned subsidiary of Eastman Kodak Company, Visual Communications Group ("VCG"), a wholly-owned subsidiary of United News and Media Group plc, and Corbis Corporation ("Corbis"), a company owned by Bill Gates, the Chairman of Microsoft. In addition, the Company's contemporary photography businesses also face competition from commissioned imagery. In addition to competitors and competitive factors applicable to the visual content market as a whole, the individual Getty Images' brands are subject to competitors and competitive factors specific to each such brand. The Tony Stone Images brand competes principally with two international competitors, TIB and VCG. The Hulton Getty brand competes with specialized archival collections and regional stock photography companies with archival content in their collections, including the Bettman Archive, owned by Corbis, and other privately owned and public domain collections. In the news and reportage industry in the United States, Liaison Agency competes with a number of companies that produce and distribute similar material. Energy Film Library competes with TIB, as well as with small specialized footage providers. PhotoDisc competes with other royalty-free stock photography offerings, including Digital Vision, Eyewire, Inc. and Corbis. The Allsport brand competes with Reuters and Associated Press for news wire coverage.

H.  FACTORS THAT MAY AFFECT THE BUSINESS

IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

DEVELOPMENTAL NATURE OF THE VISUAL CONTENT INDUSTRY

The Company's future growth and profitability will depend in large measure upon growth in demand for visual content. A visual content industry with identifiable categories and growth characteristics is a relatively recent development. The visual content industry is fragmented across all categories and is experiencing significant structural and technological changes, including substantial consolidation. To the extent that the visual content industry, or any sector of that industry in which the Company operates or hopes to operate, including the corporate, SOHO or consumer markets, does not develop as the Company anticipates, the value of the Company or its results of operations or financial condition may be adversely affected.

RAPID TECHNOLOGICAL CHANGE

The success of Getty Images will depend, in part, upon its ability to adapt to new technological developments in the visual content and e-commerce industries and to develop new services and technology that address the needs of its customers and prospective customers on a cost-effective and timely basis. In response to technological changes, Getty Images has invested, and will continue to invest, in new technologies to keep pace with new developments, such as advances in e-commerce related technologies including search systems and other tools for customers using digital images and technologies used in producing digital images. Getty Images believes that market demand for images is rapidly shifting towards an e-commerce model, particularly in more developed markets. Getty Images will rely on third parties for a portion of the hardware, software and software tools that it will use in its businesses, including, in particular, those tools that enable customers and potential customers to access, search and license images and other products and services, if developed by the Company, through its Web sites. If suppliers fail to upgrade or support such systems, the business, financial condition or results of operations of Getty Images could be adversely affected. There can be no assurance that Getty Images will successfully use new software and other technologies effectively or adapt its third-party technology and systems to customer requirements or emerging industry standards.

SIGNIFICANT COMPETITION

The visual content industry is characterized by strong competition. Getty Images competes with a number of large and small visual content providers. Some of the Company's competitors, including TIB, VCG and Corbis, may have access to greater financial, marketing and other resources than Getty Images. Getty Images also competes locally with respect to certain content or products with a number of general and specialized content companies, many of which are well-established in their local, content or product specific markets. Getty Images competes indirectly with commissioned work in contemporary photography and footage areas. New entrants into the visual content industry could increase if technological advances make archiving, searching and digital delivery systems more affordable, which could result in lower average sales prices. There can be no assurance that Getty Images will be able to compete successfully against current or future competitors or that competitive pressures faced by Getty Images will not have a material adverse effect on the business, financial condition or results of operations of Getty Images.

POTENTIAL DIFFICULTIES IN INTEGRATING OPERATIONS AND IN MANAGING GROWTH AND EXPANSION

Getty Images was formed by the acquisition of several companies that have previously operated independently. The process of coordinating and integrating these organizations, which the Company expects will accelerate over time, will require substantial attention from management and could cause the interruption of, or a loss of momentum in, the activities of any of the companies' businesses, which could have a material adverse effect on their combined operations, at least in the near term. Significant goodwill amortization charges, one-time transaction costs and other related one-time reorganization charges will also adversely affect the reported operating results of Getty Images and will result in reported net income in future periods being negative. Non-recurring integration and restructuring costs of $13.8 million were incurred during 1998 to integrate its businesses, following the acquisitions of PhotoDisc and Allsport. There can be no guarantee that further integration of the Company's existing and future businesses will not result in similar or greater integration and restructuring costs.

In addition, each of the Company's individual brands have grown rapidly in recent years. The ability of Getty Images to compete effectively and to manage future growth will require Getty Images to monitor and upgrade as appropriate its financial and management controls, to re-orient management of recently acquired businesses to the operating philosophy of Getty Images, to develop and expand management information systems and to recruit and train personnel. If Getty Images is unable to manage such recent growth and any future growth and expansion successfully, its financial condition and results of operations could be adversely affected.

RISKS RELATED TO GOODWILL RECOGNITION

The acquisitions of PhotoDisc and Allsport in February, 1998 generated approximately $242 million of goodwill and $51 million of other intangibles that will result in a substantial annual charge to be amortized against the earnings of the Company in future periods. Management considers that a period of twenty years is a reasonable period over which to amortize this goodwill and that the other intangibles should be amortized over one to three years. Getty Images could be required to write-down the unamortized value of such goodwill in the future at an accelerated rate in the event that it suffers an impairment in value. Future acquisitions by the Company, if any, could generate goodwill and other intangibles that would result in similar charges to be amortized against the Company's future earnings.

INFLUENCE OF PRINCIPAL SHAREHOLDERS

Two groups of shareholders own substantial percentages of the outstanding shares of Common Stock and as a result are in a position to exert significant influence in the election of the directors of Getty Images and other corporate actions that require stockholder approval. Getty Investments L.L.C., a Delaware limited liability company ("Getty Investments"), Mr. Mark Getty, Mr. Jonathan Klein, Abacus Trust Company (Isle of Man) as Trustee of the J.D. Klein Family Settlement (an entity of which the sole beneficiary is Mr. Klein) and the October 1993 Trust (a trust established by Mr. Getty) (collectively, the "Getty Group") own approximately 30 per cent of the outstanding shares of Common Stock and PDI, L.L.C., Mr. Mark Torrance,

Ms. Wade Ballinger (Torrance) and certain of their family members (collectively, the "Torrance Group") own approximately 14 per cent of the outstanding shares of Common Stock, in each case as of March 1, 1999. Pursuant to the Shareholders' Agreement among the Company, the Getty Group and the Torrance Group, none of the members of the Getty Group or the Torrance Group may transfer such stockholder's shares of Common Stock except pursuant to the terms of such agreement. In addition to ownership of Common Stock, certain members of each of the Getty Group and the Torrance Group have management and director roles within Getty that increase their influence over the Company and certain members of each group also have other rights and relationships with the Company.

DEPENDENCE UPON KEY PERSONNEL

Getty Images believes that its performance depends, to a significant extent, upon the services of its senior management and other key personnel, including, in particular, Mr. Mark Getty, Executive Chairman of Getty Images and Mr. Jonathan Klein, Chief Executive Officer of Getty Images. The loss of the services of either of Messrs. Getty or Klein could materially adversely affect the future prospects of the Company. Messrs. Getty and Klein are each parties to an Employment Agreement with Getty Images (or its subsidiaries) for a minimum period of three years commencing as of February 9, 1998.

The future success of Getty Images will also depend upon its ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, new product development, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that Getty Images will be able to successfully attract, hire, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, new product development, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the business, financial condition or results of operations of Getty Images.

RISKS RELATED TO E-COMMERCE

A key component of the Company's strategy is the increased digitization of its products and their delivery via the Internet. As a result, a substantial portion of the Company's revenues is and will continue to be dependent on customers' access to the Company's Web sites. The Company has experienced occasional system interruptions that make its Web sites unavailable or prevent it from efficiently fulfilling orders, which may reduce the volume of images licensed and the attractiveness of the Company's products and services. These interruptions will continue. The Company will need to add additional software and hardware and upgrade its systems and network infrastructure to accommodate increased traffic on its Web sites and increased sales volume. Without these upgrades, the Company would face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in the Company's financial reporting. The Company cannot accurately project the rate or timing of any increases in traffic or sales volume on its Web sites and, therefore, the integration and timing of these upgrades are uncertain.

The Company maintains substantially all of its computer and communications hardware necessary for servicing its Web customers at a single facility in Seattle, Washington. The Company's systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions, delays and loss of critical data and could prevent the Company from providing services and accepting and fulfilling customer orders.

The Company's future growth in sales and profitability will depend in part on the effectiveness of its use of the Internet and other on-line services as a medium of commerce. Technology in the on-line commerce industry changes rapidly. Customer functionality requirements and preferences also change. Competitors often introduce new products and services with new technologies. These changes and the emergence of new industry standards and practices could render the Company's existing Web sites and related proprietary technology obsolete. To succeed, the Company must enhance Web site responsiveness, functionality and features, acquire and license leading technologies, enhance its existing services, develop new services and technology and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. There can be no assurance that the Company will be able to adapt quickly enough to changing customer requirements and industry standards.

IMPACT OF CHANGES IN FOREIGN EXCHANGE RATES

Getty Images publishes its consolidated financial statements in U.S. dollars and conducts a portion of its business in currencies other than U.S. dollars, particularly the United Kingdom pound sterling, German mark, French franc and the Euro. As a result, Getty Images is exposed to changes in the value of currencies against the U.S. dollar. Fluctuations in the values of currencies against the U.S. dollar could affect the translation of the results of non-U.S. based operations into U.S. dollars for inclusion in the consolidated financial statements of Getty Images.

POTENTIAL LOSS OF RIGHTS TO GETTY IMAGES TRADEMARKS

Getty Images (through its subsidiaries) owns trademarks and trademark applications in respect of the names Getty Communications and Hulton Getty, and derivatives thereof (including the name "Getty") and the related logo (together, the "Getty Trademarks"). In the event that Getty Images becomes controlled by a third party or parties not affiliated with the Getty family, Getty Investments has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. Upon such assignment, Getty Images will have 12 months in which it will be permitted to continue to use the Getty Images Trademarks and thereafter will have to cease such use. Although the Company's product brands currently are Allsport, Energy Film Library, Liaison Agency, Hulton Getty, PhotoDisc and Tony Stone Images, Getty Images is used as a corporate identity for certain of the Company's subsidiaries and the Company itself. Hulton Getty is also a Getty Trademark. The Company plans to use Getty Images as a product or service brand in the future. There can be no assurance that the exercise by Getty Investments L.L.C. of its right to cause an assignment of the Getty Images Trademarks would not have a material adverse effect on the business, financial condition or results of operations of Getty Images. Further, there can be no assurance that the existence of the right of Getty Investments to cause such an assignment would not have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire the Common Stock.

RISKS RELATED TO GETTY IMAGES' STRATEGIC ALLIANCE AND ACQUISITION STRATEGY

Getty Images' strategy depends, in part, on its ability to drive customers to its Web sites and to encourage and take advantage of the growth of new markets. The Company believes that it is well positioned to accomplish both of these tasks and will seek strategic alliances and acquisitions to drive traffic and create new markets, products and services. The market for these types of alliances and acquisitions, particularly in areas related to e-commerce, is highly competitive and there can be no assurance that the Company will be successful in negotiating such alliances or acquisitions on terms favorable to the Company. There can also be no assurance that any such alliances or acquisitions will assist the Company in attaining its goals.

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

RISKS RELATED TO INDEBTEDNESS

On May 20, 1998, the Company completed the issue of $75 million convertible notes due 2003. These notes carry a coupon of 4.75 percent and are convertible into 2.6 million shares of Common Stock of the Company at a conversion price of $28.51 per share, subject to adjustments in certain circumstances. The notes are generally unsecured subordinated obligations of the Company. The Company may incur substantial additional debt in the future. Such indebtedness could:

          - make it difficult to make principal and interest payments on the Convertible Subordinated Notes;

          - make it difficult to obtain necessary financing for working capital, capital expenditures, debt service requirements and other purposes;

          - limit the Company's flexibility in planning for, or reacting to, changes in the business and competition; and

          - make it more difficult to react in the event of an economic downturn.

VOLATILITY OF STOCK PRICE; FUTURE SALES OF SUBSTANTIAL NUMBERS OF GETTY IMAGES' SHARES COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF GETTY IMAGES' SHARES

There has been significant volatility in the price of shares of Getty Images' Common Stock. Trading prices of shares of the Common Stock may continue to fluctuate in response to a number of events and factors, such as:

          -  quarterly variations in operating results;

          -  announcements of innovations;

          - new products, services and strategic developments by the Company or its competitors;

          - business combinations and investments by the Company or its competitors;

          - changes in the Company's revenues, expense levels, or profitability;

          - changes in financial estimates and recommendations by securities analysts;

          -  performance by other visual content companies; and

          - news reports relating to trends in the visual content, Internet or other product or service industries.

Any of these events may cause the price of shares of the Common Stock to fall, which may adversely affect the Company's business and financing opportunities. In addition, the stock market in general and the market prices for e-commerce companies in particular have experienced significant volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of shares of the Common Stock, regardless of the Company's operating performance. In addition, sales, or the possibility of sales, of substantial numbers of shares of Common Stock in the public market could adversely affect prevailing market prices of shares of Common Stock. Certain stockholders of Getty Images have the right, pursuant to various registration rights agreements, to request that Getty Images register certain shares of Common Stock for resale under the Securities Act. In addition, employees of Getty Images hold a significant number of options to purchase shares of Common Stock, many of which are presently exercisable. Many employees may exercise their options and sell shares shortly after such options become exercisable, particularly if they need to raise funds to pay for the exercise of such options or to satisfy tax liabilities that they may incur in connection with exercising their share options.

RISK OF YEAR 2000 NON-COMPLIANCE

The Company has developed a plan to modify its information technology and other systems to recognize the Year 2000 and has begun converting its critical data processing and other systems. The Company has completed a review of its significant suppliers and service providers to determine the extent to which its systems may be vulnerable if they fail to address and correct their own Year 2000 issues. The Company cannot guarantee that the systems of suppliers or other companies on which it relies will be Year 2000 compliant. Their failure to convert their systems could disrupt the Company's systems. In addition, the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to the Company's on-line stores may not be Year 2000 compliant. Finally, computers used by Company's customers to access its on-line stores may not be Year 2000 compliant, delaying its customers' purchases of its products. The Company is in the process of developing a formal contingency plan. The Company cannot guarantee that its systems will be Year 2000 compliant or that the Year 2000 problem will not adversely affect the Company's business, which includes limiting or precluding customer purchases.

RISK RELATED TO THE EURO

A new European currency was implemented in January 1999 to replace the separate currencies of eleven Western European countries. This is requiring changes in the Company's operations as it modifies systems and commercial arrangements to deal with the new currency. Modifications are necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. Although a three-year transition period is expected during which transactions may also be made in the old currency, this is requiring dual currency processes for the Company's operations. The Company has identified the issues involved and is developing and implementing solutions. The cost of this effort is not expected to have a material effect on our business or results of operations. The Company cannot assure, however, that all problems will be foreseen and corrected or that no material disruption of its business will occur.

ANTI-TAKEOVER CONSIDERATIONS

The Board of Directors of the Company has the authority, without stockholder approval, to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by the stockholders of Getty Images. This authority, together with certain provisions of the Amended and Restated Certificate of Incorporation of Getty Images (the "Certificate of Incorporation"), may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire control of the Company, even if stockholders of the Company consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of Common Stock by the Getty Group and the Torrance Group and certain provisions of Delaware law may have the effect of delaying, deterring or preventing a hostile takeover of the Company.

I.   EMPLOYEES

At March 1, 1999, the Company had 1,345 employees. Of these, 690 were located in North America, 602 in Europe and 53 in the rest of the world. The Company believes that it has satisfactory relations with its employees.

J.   RECENT DEVELOPMENTS

William Heston, Senior Vice President, Business Development, resigned from his position as Senior Vice President, Business Development, effective as of February 12, 1999. He will remain an employee and will perform various consulting duties for the Company.

Lawrence Gould, Chief Financial Officer, resigned from his position as Senior Vice President and Chief Financial Officer, effective as of January 7, 1999. Effective January 7, 1999, Christopher Roling was appointed Senior Vice President and Chief Financial Officer.

                                ITEM 2. PROPERTY

The Company's principal offices are in Seattle, Washington and London, England. The Company utilizes approximately 70,000 square feet in its Seattle offices pursuant to two separate leases, both expiring in 2003. The Company utilizes approximately 33,000 square feet of office space at its offices in London pursuant to two separate leases. One lease covers approximately 15,000 square feet and will expire in 2015. The other lease covers approximately 18,000 square feet of office space and will expire in 2010. The Company has also leased office space for its wholly-owned offices throughout the world.

Recently the Company has made plans to consolidate some of its operations in Seattle, including its worldwide headquarters, and has entered into leases for approximately 76,000 square feet with an initial term of six years, and an option to renew. The Company plans to sublet some or all of its existing office space in Seattle.

Management believes that the Company's facilities will be suitable for the Company's current use and adequate for the Company's operations for the foreseeable future.

                           ITEM 3. LEGAL PROCEEDINGS

On June 25, 1997, Keith D. Simon and Victoria Newell-Simon, as individuals and on behalf of their daughter, McKenzie Simon, filed a complaint against PhotoDisc and others in California, San Diego Superior Court, alleging, among other things, invasion of privacy and misappropriation of their likenesses and sought compensatory and punitive damages, injunctive relief, attorneys' fees and miscellaneous costs. PhotoDisc, on its own behalf and on behalf of its customers, reached a settlement with the Simons in October 1998 and all claims asserted against PhotoDisc have been dismissed. PhotoDisc has initiated proceedings to recover the amounts it paid to settle the suit from its licensor and others.

The Company has been, and may continue to be, subject to legal claims from time to time in the ordinary course of business, including those related to the alleged infringement by the Company of the trademarks and other intellectual property rights of third parties, such as the failure to secure model releases. Presently, there are no pending legal proceedings to which the Company is a party or to which any of its property is subject which, either individually or in the aggregate, are expected by the Company to have a material adverse effect on its consolidated financial position, results of operations or its liquidity.

          ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

               ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND
                              RELATED STOCKHOLDER MATTERS

The Getty Images Common Stock has been quoted on the Nasdaq National Market under the symbol "GETY" since February 10, 1998. Prior to February 10, 1998, the Getty Communications ADSs were quoted on the Nasdaq National Market under the symbol "GETTY" since July 2, 1996. In connection with the Merger and the Scheme of Arrangement that were completed on February 9, 1998, each previously outstanding Getty Communications ADS was effectively converted into one share of Getty Images Common Stock. See "Item 1. Business -- B. Background".

The following table shows the high and low sales price for the Getty Communications ADSs and Getty Images Common Stock for the periods indicated:

                                                                 HIGH      LOW
                                                                ------    ------
1997
First Quarter...............................................    $18.00    $14.00
Second Quarter..............................................     15.25     11.50
Third Quarter...............................................     19.50     10.75
Fourth Quarter..............................................     18.25     13.00
1998
First Quarter...............................................     27.25     13.50
Second Quarter..............................................     27.25     16.88
Third Quarter...............................................     27.63     13.88
Fourth Quarter..............................................     21.75      8.63

On March 1, 1999, the last reported sales price of the Getty Images Common Stock as reported on the Nasdaq National Market was $19.125 per share.

There were approximately 76 holders of record of the Getty Images Common Stock as of March 1, 1999.

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

On November 16, 1998, the Company issued an aggregate of 7,587 shares as partial consideration for its purchase of certain assets from a contributing photographer.

                  ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of Getty Images are qualified by reference to, and should be read in conjunction with, Getty Images' consolidated financial statements and notes thereto included in Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in Item 7.

                                             TONY STONE IMAGES LIMITED      GETTY COMMUNICATIONS PLC        GETTY IMAGES,
                                               (PREDECESSOR COMPANY)         (PREDECESSOR COMPANY)               INC.
                                             -------------------------   ------------------------------   ------------------
                                                    YEAR ENDED                     YEAR ENDED                 YEAR ENDED
                                                    DECEMBER 31                   DECEMBER 31                DECEMBER 31
                                                       1994              1995(1)      1996       1997          1998(2)
                                             -------------------------   --------   --------   --------   ------------------
                                              (IN THOUSANDS EXCEPT PER         (IN THOUSANDS EXCEPT PER        (IN THOUSANDS
                                                           SHARE DATA)                      SHARE DATA)     EXCEPT PER SHARE
                                                                                                                       DATA)
STATEMENT OF OPERATIONS DATA:
Sales.......................................                   $42,052    $63,021    $85,014   $100,797             $185,084
Cost of sales...............................                    16,290     24,714     32,156     37,514               52,830
                                                                ------     ------    -------    -------              -------
Gross profit................................                    25,762     38,307     52,858     63,283              132,254
Selling, general and administrative
  expenses..................................                    19,140     27,655     37,250     43,936               96,904
Amortization of intangibles.................                     1,134      2,380      2,155      3,253               36,961
Depreciation................................                     2,267      3,605      5,486      8,214               14,397
Non-recurring integration and restructuring
  costs.....................................                        --         --         --         --               13,755
                                                                ------     ------    -------    -------              -------
Operating income/(loss).....................                     3,221      4,667      7,967      7,880              (29,763)
Net interest (expense)/income...............                      (218)    (1,468)    (1,951)     1,187               (2,986)
Net Exchange gains/(losses).................                       247         89       (306)      (198)                (124)
Legal settlement............................                        --         --         --       (974)                  --
                                                                ------     ------    -------    -------              -------
Income before income taxes..................                     3,250      3,288      5,710      7,895              (32,873)
Income taxes................................                    (1,556)    (2,017)    (2,982)    (3,873)              (2,680)
Extraordinary items.........................                        --         --         --         --                 (830)
                                                                ------     ------    -------    -------              -------
Net income/(loss)...........................                    $1,694     $1,271     $2,728     $4,022             $(36,383)
                                                                ------     ------    -------    -------              -------
Net income/(loss) per share(3)..............                                $0.05      $0.10      $0.11               $(1.25)
                                                                           ------    -------    -------              -------
Shares used in computing per share
  amount(3).................................                               27,442     27,442     37,908               29,160
                                                                           ------    -------    -------              -------
Net income per ADS(4).......................                                $0.11      $0.20      $0.21                  N/A
                                                                           ------    -------    -------              -------
OPERATING DATA:
EBITDA(5)...................................                    $6,622    $10,652    $15,608    $19,347              $35,350
                                                                ------     ------    -------    -------              -------
Ratio of earnings to fixed charges(6).......                      8.53       3.38       3.79       6.69                  N/A
                                                                ------     ------    -------    -------              -------
Deficiency of earnings to fixed
  charges(7)................................                       N/A        N/A        N/A        N/A             $(33,703)
                                                                ------     ------    -------    -------              -------
CASHFLOW DATA:
Net cash provided by/(used in):
Operating activities........................                    $5,202     $6,957    $13,502    $13,174               $7,222
Investing activities........................                    (5,296)   (24,689)   (25,528)   (35,447)            (107,869)
Financing activities........................                      (314)    19,030     66,311     (3,052)              85,003
Exchange differences........................                        83        (18)     2,755     (4,380)               2,560
                                                                ------     ------    -------    -------              -------
Net increase/(decrease) in cash and cash
  equivalents...............................                     $(325)    $1,280    $57,040   $(29,705)            $(13,084)
                                                                ------     ------    -------    -------              -------
BALANCE SHEET DATA:
Cash and cash equivalents...................                    $1,208     $1,899    $58,939    $29,234              $16,150
Total assets................................                    25,334     71,024    163,504    171,638              462,863
Long-term debt, net of current maturities...                     2,617      8,704     17,910     14,657               72,354
Total stockholders' equity..................                    $5,984    $27,012   $113,523   $119,539             $343,927
                                                                ------     ------    -------    -------              -------

---------------
(1) Reflects the combination of the results of Tony Stone Images, the predecessor of Getty Communications and Getty Images, for the period from January 1 through March 13, 1995 with the results of Getty Communications for the period from March 14 through December 31, 1995. Due to the nature of this combination, the presentation of combined results for the two periods in 1995 does not conform with U.S. GAAP.

(2) Reflects the combination of the consolidated statement of operations of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the consolidated statement of operations of Getty Images, Inc. for the period February 10, 1998 through December 31, 1998. See "Explanatory Note".

(3) Net income per share has not been computed for periods which relate to Tony Stone Images as compared to Getty Communications or Getty Images. Amounts for the year ended December 31, 1995 have been computed assuming the same number of shares outstanding as determined for Getty Communications for the period March 14, 1995 through December 31, 1995.

(4) Net income per Getty Communications ADS is calculated by adjusting net income per share data for the ratio of two Getty Communications Class A Ordinary Shares per Getty Communications ADS.

(5) "EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), amortization, depreciation, non-recurring integration and restructuring costs, legal settlement and extraordinary items. Thus, EBITDA with respect to Getty Images comprises sales less cost of sales and selling, general and administrative expenses. Getty Images believes that EBITDA provides investors and analysts with a measure of operating income unaffected by the financing and accounting effects of acquisitions and assists in explaining trends in the operating performance of Getty Images. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Images' operating performance or to cash flows as a measure of Getty Images' liquidity. As defined by Getty Images, EBITDA may not be comparable to other similarly titled measures used by other companies.

(6) Ratio of earnings to fixed charges means the ratio of net income (before fixed charges and income taxes) to fixed charges, where fixed charges are the aggregate of interest, amortization of the costs relating to debt and an allocation of rental charges to approximate equivalent interest.

(7) Deficiency of earnings to fixed charges means the deficiency of income (before fixed charges and income taxes) to fixed charges, where fixed charges are the aggregate of interest, amortization of the costs relating to debt and an allocation of rental charges to approximate equivalent interests.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

The following should be read in conjunction with the consolidated financial statements of Getty Images, Inc. and the notes thereto, "Selected Consolidated Financial Data" and other financial information contained elsewhere in this Annual Report. In the following discussion, the "Company" refers to Getty Communications plc combined with Tony Stone Images Limited for 1995, Getty Communications plc in 1996 and 1997 and Getty Communications plc combined with Getty Images, Inc. for 1998. All financial data referred to in the following management's discussion has been prepared in accordance with U.S. GAAP.

The statements in this section that are not historical facts are forward-looking statements that involve risks and uncertainties. Getty Images' actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under
Item 1. Business -- H "Factors that may impact the Business" in the Company's Form 10-K.

OVERVIEW

Getty Images, Inc. is a leading global visual content provider extensively involved in e-commerce, offering products and services over its Web sites and through a diverse set of channels. Getty Images owns or controls content products across most major categories of the visual content industry. Through its e-commerce enabled Web sites and international network of wholly-owned offices, agents and distributors, Getty Images is able to provide its customers access to image and footage products. Its visual content brands and businesses include Allsport (allsport.com), a leading provider of global sports photography; Energy Film Library (digital-energy.com), a leading provider of stock footage; Liaison Agency (liaisonphoto.com), a leading provider of North American news and reporting photography; Hulton Getty (hultongetty.com), one of the largest commercially available collections of archival photography; and Tony Stone Images (tonystone.com) and PhotoDisc (photodisc.com), leaders in contemporary stock photography.

Getty Communications commenced operations on March 14, 1995 with the acquisition of Tony Stone Images, one of the world's leading providers of contemporary stock photography. In April 1996, the Company broadened its visual content product offerings with the acquisitions of Hulton Deutsch Collection Limited (now Hulton Getty), one of the world's largest commercially available collections of archival photography and Fabulous Footage, a leading North American provider of contemporary stock footage. In March 1997, Getty Communications acquired Liaison, a well-established leader in the photojournalism market. In July 1997, the Company acquired Energy Film Library, one of the leading international providers of contemporary stock footage to the advertising, television, feature film, corporate communications and multimedia markets.

During September 1997, Getty Communications entered into an acquisition agreement with PhotoDisc, Inc. leading to the formation of Getty Images and the completion of the full acquisition in February 1998. PhotoDisc is a leading provider of royalty-free imagery and one of the largest providers of imagery on the Internet. Also in February 1998, the Company acquired Allsport Photographic plc, a leading provider of worldwide sports photography.

The Company continued its global expansion in March 1998 with the acquisition of Fototeca Stone, a leading stock photography agent based in Barcelona, Spain and previously an exclusive agent for Tony Stone Images. The expansion in the distribution network included the opening of wholly-owned offices in Brazil and Dubai. The Company also appointed exclusive distributors in Costa Rica and Colombia. During 1998, PhotoDisc opened wholly-owned offices in Sweden and France. In May 1998, Allsport opened an office in Sydney, Australia with the acquisition of images previously owned by Australian Picture Library. In November 1998, the Company acquired Sporting Pix, a leading sports picture agency based in Melbourne, Australia. These acquisitions significantly built the Company's base in Australia ahead of the 2000 Summer Olympic Games as Allsport has been selected as the official photographer of the US Olympic Committee and the International Olympic Committee marketing partners.

In May 1998, the Company completed the issue of $75 million, 4.75% Convertible Subordinated Notes, the proceeds of which were applied partially to the repayment of $49 million of term debt due to Midland Bank plc.

In August 1998, the Company acquired Imageways, Inc. ("Imageways"), a noted archival footage collection. Imageways' collection is comprised of industrial footage, lifestyles, feature films and newsreels and is being marketed by Energy Film Library. During 1998, Energy Film Library expanded its agency network into Italy and commenced selling its product in the United Kingdom.

The Company's sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Sales generally consist of a large number of relatively small transactions involving the sale either of single images, video and film clips or of CD-ROM products containing between 100 and 300 images. Getty Images utilizes a variety of digital and analog distribution platforms, including electronic commerce via the Internet, CD-ROMS, 35mm film, video and traditional analog transparencies. Price is determined by the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups. Sales are also generated from subscription or bulk purchase deals where customers are provided access to imagery on-line.

Getty Images' cost of sales primarily consists of commission payments to contributing photographers and cinematographers. These suppliers are under contract to the Company and receive payments of up to 50 percent of sales depending on the product sold and the location of the sale. Minimal payments are due for sales of Hulton Getty's and Allsport's imagery and certain images of the other brands as most of the images are owned by the Company and do not require commission payments. Also included in cost of sales is the cost of CD-ROM production at PhotoDisc.

The Company's selling, general and administrative expenses include salaries and related staff costs, premises and utility costs and marketing and catalog costs. In the case of Allsport, staff costs include salaries of photographers who are employed directly by the Company.

Getty Images amortizes goodwill and depreciates the cost of the investment in duplicate transparencies, digital files, the archival picture collection, computer systems and other fixed assets over their expected useful lives. The acquisition of PhotoDisc and Allsport generated $242 million of goodwill that will be amortized over twenty years and $51 million of other intangibles that will be amortized over periods varying from two to three years.

As a result of Getty Images' various acquisitions and their consequential financial and accounting effects on net income, the Company believes that EBITDA provides stockholders, investors and analysts with an appropriate measure of the operating performance of Getty Images. Getty Images defines EBITDA as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring integration and restructuring costs, legal settlement and extraordinary items. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Images' operating performance or to cash flows as a measure of Getty Images' liquidity.

The Company experienced a significant increase in the rate of demand for the digital, as well as analog, search, selection and fulfillment of imagery during 1997 and 1998, particularly in North America. This is evident by the launch of full e-commerce for the Company's largest brand, Tony Stone Images, in October 1998 and further enhancements to the PhotoDisc Web site. As a result, the Company intends to increase the amount of capital expenditure on digitization in 1999, building on the significant investment made in 1998. This includes updating Hulton Getty's Web site in preparation for full e-commerce.

During the year ended December 31, 1998, the Company approved and commenced a program to integrate its businesses following the acquisitions of PhotoDisc and Allsport in February 1998. This has resulted in integration and restructuring charges totaling $13.8 million. The Company also incurred an extraordinary charge of $0.8 million relating to the early repayment of $49 million of bank debt.

BASIS OF PRESENTATION

Getty Images reports in US dollars. Getty Communications previously reported in United Kingdom pounds sterling until December 31, 1996. To facilitate comparison of the results of Getty Images with the historical results of Getty Communications and Tony Stone Images, the historical results of Getty Communications have been translated into US dollars using the exchange rates set out below.

Noon Buying Rates for pounds sterling expressed in US
  dollars per pound sterling:
Average rate for twelve month period ended December 31,
  1994......................................................    1.5319
Period end rate at December 31, 1994........................    1.5645
Average rate for twelve month period ended December 31,
  1995......................................................    1.5785
Period end rate at December 31, 1995........................    1.5526
Average rate for twelve month period ended December 31,
  1996......................................................    1.5606
Period end rate at December 31, 1996........................    1.7113

RESULTS OF OPERATIONS:

                                     GETTY IMAGES, INC.                            GETTY COMMUNICATIONS PLC
                               ------------------------   -------------------------------------------------
                                 YEAR ENDED DECEMBER 31                              YEAR ENDED DECEMBER 31
                               ------------------------   -------------------------------------------------
                                  1998       % OF SALES      1997       % OF SALES     1996      % OF SALES
                               -----------   ----------   -----------   ----------   ---------   ----------
                                         (IN THOUSANDS,                  (IN THOUSANDS, EXCEPT PERCENTAGES)
                                    EXCEPT PERCENTAGES)
INCOME STATEMENT DATA:
Sales........................     $185,084       100.0       $100,797       100.0      $85,014       100.0
Gross profit.................      132,254        71.5         63,283        62.8       52,858        62.2
Selling, general and
  administrative expense.....      (96,904)      (52.4)       (43,936)      (43.6)     (37,250)      (43.8)
Amortization and
  depreciation...............      (51,358)      (27.7)       (11,467)      (11.4)      (7,641)       (9.0)
Non-recurring integration and
  restructuring costs........      (13,755)       (7.4)            --          --           --          --
Operating (loss)/income......      (29,763)      (16.1)         7,880         7.8       (7,967)       (9.4)
Net interest
  (expense)/income...........       (2,986)       (1.6)         1,187         1.2       (1,951)       (2.3)
Net exchange losses..........         (124)         --           (198)       (0.2)        (306)       (0.4)
Income taxes.................       (2,680)       (1.4)        (3,873)       (3.8)      (2,982)       (3.5)
Extraordinary items..........         (830)       (0.4)            --          --           --          --
Net (loss)/income............     $(36,383)      (19.7)        $4,022         4.0       $2,728         3.2
OPERATING DATA:
EBITDA(1)....................      $35,350        19.1        $19,347        19.2      $15,608        18.4

---------------

(1) "EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring integration and restructuring costs, legal settlement and extraordinary items. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Images' operating performance or to cash flows as a measure of Getty Images' liquidity.

SALES

Getty Images' sales (including the Company's share of sales by agents) for 1996, 1997 and 1998 were $85.0 million, $100.8 million and $185.1 million respectively, representing increases of 18.6 percent in 1997 and 83.6 percent in 1998 over the respective prior year.

The Company's operations reported strong sales growth on both a reported and proforma basis as compared to the same period in 1997, primarily achieved through an increase in North American sales of 77 percent and 49 percent respectively. The positive sales performance in the North American operations was largely driven by the success of e-commerce sales which continued to grow at a significant rate.

strongly in 1998 compared to the year ended December 31, 1997. Digital sales of $59.0 million in 1998 represented 31.9 percent of total sales, growing at a rate of 37.5 percent over 1997 compared to an 8.6 percent growth in the Company's analog sales. This growth emphasizes the orientation of the market and the rapid pace of adoption of e-commerce. Specifically, 1998 e-commerce sales at PhotoDisc represented more than 35 percent of total sales for the brand. The launch of the Tony Stone Images' Web site also exceeded the Company's initial expectations, while Allsport continued to increase its emphasis on digital technology.

GROSS PROFIT

Gross profit for Getty Images has increased as a percentage of sales from 62.2 percent in 1996 and 62.8 percent in 1997 to 71.5 percent in 1998. This improvement was largely attributable to a reduction in the amounts payable to contributing photographers and cinematographers (the principal components of costs of sales) and an improvement in the sales mix of wholly-owned imagery during 1998.

Cost of sales for the Company increased from $32.2 million in 1996 and $37.5 million in 1997 to $52.8 million in the twelve month period ended December 31, 1998. As a percentage of sales, average cost of sales declined from 37.2 percent for the full year 1997 to 28.5 percent in 1998. The significant improvement in cost of sales as a percentage of sales primarily reflected the higher proportion of sales of wholly-owned imagery following the Allsport acquisition as well as a lower cost of sales in the PhotoDisc business. Minimal payments are due for sales of Hulton Getty's and Allsport's imagery and certain images of the other brands as most of the images are owned by the Company and do not require commission payments. In line with the Company's strategy of increasing its sales of wholly-owned content, the proportion of sales of owned imagery increased from approximately nine percent in the year ended December 31, 1997 to approximately 20 percent at the end of 1998.

During 1998, Tony Stone Images entered into new contracts with the majority of the contributing photographers represented in its core collection which included a new rate payable to contributing photographers for on-line sales. This compares favorably to the prior contractual arrangements and management expects this agreement to further improve gross margin as a higher proportion of imagery sales moves on-line to the Web.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $37.3 million, $43.9 million and $96.9 million in 1996, 1997 and 1998, respectively, representing 43.8 percent, 43.6 percent and 52.4 percent of sales in each respective year. The key contributing factors to the increase in selling, general and administrative expenses during 1998 were the inclusion of the PhotoDisc and Allsport businesses into the consolidated Company's results, as well as increased investment in the management team and new business systems, including e-commerce development. Management expects to continue to invest further in these areas during 1999.

Management remains committed to closely managing selling, general and administrative expenses and believes that there will be improvements as the Company further integrates and consolidates its businesses, as well as implements new business systems. In addition, it is expected that system enhancements and digitization will have a significantly positive impact on the Company's productivity and required staffing levels in the future. As customers increasingly move towards electronic image search, retrieval and payment, the Company expects to further integrate and streamline its support operations and hence reduce costs as a percentage of sales.

AMORTIZATION OF INTANGIBLES AND DEPRECIATION

Amortization of intangibles was $37.0 million in 1998, compared to $3.3 million in 1997 and $2.2 million in 1996. The increase in amortization arose from the inclusion of amortization of goodwill relating to the acquisitions of PhotoDisc and Allsport. Intangibles of $242.3 million and $50.5 million, respectively, arose on consolidation of these acquisitions. A substantial part of these intangibles, $241.9 million, has been attributed to goodwill which is being amortized over 20 years. Other intangibles of $51.0 million are being amortized over periods varying from two to three years.

Depreciation increased from $5.5 million in the twelve month period ended December 31, 1996 to $8.2 million in the year ended 1997 and $14.4 million in the year ended 1998. The increase primarily arose from acquisitions, together with increased investment in capital expenditure related to the continued development of Getty Images' digital strategy. Capital expenditure was approximately $27 million in 1998 and management anticipates this will increase moderately in 1999. Depreciation charges are therefore expected to increase in the short and medium term.

NON-RECURRING INTEGRATION AND RESTRUCTURING COSTS

During the year ended December 31, 1998, the Company approved and commenced a program to integrate its businesses following the acquisitions of PhotoDisc and Allsport in February 1998. This has resulted in integration and restructuring charges totaling $13.8 million. The charges included restructuring costs, severance costs, consulting and professional fees, systems and process integration costs, and costs associated with contract renegotiations and terminations.

Restructuring costs, amounting to $10.1 million in 1998, were for estimated exit costs associated with the closure of certain facilities operated by the Company, including asset writedowns and termination costs. The largest element of the asset writedowns comprised system assets, primarily hardware and software, both of which have shortened useful lives as a result of the restructuring plans. Termination costs arose in relation to property related exit costs, termination of agents and photographer contracts and employee terminations. Non-recurring costs associated with employee severance related primarily to the resignation of Mark Torrance as Co-Chairman of the Company. Mr. Torrance has now assumed the new position of non-executive Vice Chairman.

Integration costs of $3.7 million were associated with the activities of teams responsible for integrating the Company's businesses for the benefit of future operations and included items such as consulting and professional fees, systems and process integration costs and contract renegotiation and termination costs.

NET EXCHANGE LOSSES

Getty Images' operating results are affected by exchange rate fluctuations to the extent that it or a subsidiary has receivables or payables that are denominated in a currency other than the local currency, as the exchange gains or losses arising on the translation of these balances into local currency or on the settlement of these transactions are recognized in the income statement of the relevant company.

The Company's policy is to hedge a substantial majority of its contracted net receivables and payables using a combination of forward exchange contracts and foreign currency term loans. Net exchange losses were $306,000 in 1996, $198,000 in 1997 and $124,000 in the twelve month period ended December 31, 1998. These losses are largely unrealized and arise from revaluation of currency balances residing in the Company's subsidiary companies' books.

INCOME TAXES

Getty Images' 1998 tax charge was $2.7 million compared with $3.9 million in 1997 and $3.0 million in 1996. Excluding the effect of the amortization of intangibles, which is largely non-tax deductible, the Company had an effective tax rate of 38.0 percent in 1998 as compared to 34.7 percent in 1997 and 37.9 percent in 1996. The changes in the effective rate of tax, excluding the impact of the amortization of intangibles, are due to variations in the profit mix and tax rates in the countries in which Getty Images operates and non-recurring integration and restructuring costs which are not all fully tax deductible.

EXTRAORDINARY ITEMS

The repayment of the term debt due to Midland Bank plc from the proceeds of the $75 million, 4.75 percent convertible subordinated notes resulted in an extraordinary charge of $0.8 million in the twelve months ended

December 31, 1998 comprising the write off of unamortized loan arrangement costs net of the associated income tax benefit.

NET (LOSS)/INCOME

Largely as a result of the amortization of intangibles which gave rise to a charge of $37.0 million and a $13.8 million non-recurring integration and restructuring charge, the Company experienced a net loss of $36.4 million in the twelve month period ended December 31, 1998 versus net income of $4.0 million in 1997 and $2.7 million in 1996.

EBITDA

EBITDA for 1996, 1997 and 1998 was $15.6 million, $19.3 million and $35.4 million representing increases of 24.0 percent in 1997 and 82.7 percent in 1998 over the respective prior year. Currency movements did not have a material impact on 1998 EBITDA.

YEAR 2000

The Year 2000 issue refers to the risk that systems, products and equipment having date-sensitive components will not recognize the Year 2000 as a result of computer programs using two digits rather than four to define the applicable year. The use of non-Year 2000 compliant programs or the inability of the Company to update its systems successfully may result in system failures, miscalculations or errors causing disruption of operations, the corruption of data or other business problems, including, among other things, a temporary inability to process transactions and invoices, or engage in similar normal business activities. In addition to the Company's computer systems, the Year 2000 issue may affect certain embedded systems (alarms, gates and time locks, lighting, security, electrical supply control and backup equipment) and communication systems (switchboards, fax machines and cellular telephones).

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

Getty Images' Year 2000 Compliance Program and the Company's readiness

Getty Images developed the Year 2000 Compliance Program (the "Program") to identify and mitigate Year 2000 issues in its information systems, facilities and suppliers. The Program can be divided into three phases: (1) Evaluation (identify issues, inventory the systems affected and develop solutions to address the issues); (2) Implementation (deploy program and software changes and complete necessary contingency plans); and (3) Testing (perform applications and acceptance testing and certification).

The goals of the Program are to ensure that Getty Images and its business divisions can continue to function at optimal levels up to and beyond December 31, 1999; to provide Getty Images' customers and partners with the Company's services throughout the affected period and to ensure that key suppliers are Year 2000 compliant and that there will be no disruption in the supply of services and products to Getty Images.

The Chief Executive Officer of the Company, subject to the Board of Directors' oversight, is responsible for the overall implementation of the Program and ensuring that the Company becomes Year 2000 compliant by December 31, 1999. The Senior Vice President of Planning is responsible for the day-to-day management of the Program and reports directly to the Board of Directors of the Company. A dedicated team has been assembled to implement the Program.

As of March 31, 1999, Getty Images had completed Phase 1 of the Program and had partially completed Phases 2 and 3. The Company expects that the bulk of its systems will be Year 2000 compliant by the end of the third quarter of 1999, with the remainder compliant during the fourth quarter of 1999. Contingency plans will be developed for any matter not resolved in 1999 that may have a material negative impact on the Company's final Year 2000 readiness.

Evaluation The Company has inventoried all of its major hardware and software platforms, as well as the relevant computer, embedded and communication systems, which may be affected by the Year 2000 issue and assessed the needs of the Company to become Year 2000 compliant. The Company has completed a review of the Year 2000 issues faced by its material suppliers and evaluated the risks and dependencies associated with such suppliers. The review of the Year 2000 issue faced by licensees and agents is scheduled to be completed by April 1, 1999.

Implementation The Company is well advanced in its deployment of software and hardware changes. Year 2000 compliance measures have been incorporated into all new Web initiatives, becoming the standard within the Company for all new contracts and have been incorporated into the Company's due diligence program when evaluating potential acquisitions and partnerships.

In addition, the Company has begun preparation of its first stage contingency plan which addresses the identification of alternate suppliers and distribution channels and the implementation of manual systems if it becomes necessary. The Company expects to complete all contingency planning by the end of the second quarter of 1999.

Testing The Company has tested its CD products and e-commerce systems. Testing on the e-commerce system demonstrated that certain of the systems, principally credit authorization and payment processing, needed upgrades to become Year 2000 compliant. If further testing identifies this as a problem, then a new compliant payment processor or payment software will be implemented.

The Company will continue its testing of its computer, embedded and communication systems as it completes the implementation of its software and hardware changes.

Getty Images estimates that the expected total aggregate costs for its Year 2000 activities and related systems changes from 1997 through 2000 will be approximately $2.5 million, of which approximately $750,000 has been spent as of March 31, 1999.

RISKS RELATED TO THE YEAR 2000 ISSUE

Although the Company's efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issues on the Company's operations and business, the actual effects of the Year 2000 issue will not be known until 2000. The failure by the Company and/or its material suppliers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments in the Company's industry.

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

THE EURO CONVERSION

A new European currency was implemented in January 1999 to replace the separate currencies of eleven Western European countries. This is requiring changes in the Company's operations as it modifies systems and commercial arrangements to deal with the new currency. Modifications are necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems, and have a particularly significant impact on the Company's European subsidiaries. Although a three-year transition period is expected during which transactions may also be made in the old currency, this is requiring dual currency processes for the Company's operations. The Company has identified the issues involved and is developing and implementing solutions. The Company does not expect the cost of this effort to have a material effect on its business or results of operations. However, there can be no assurance that all problems will be foreseen and corrected or that no material disruption of the Company's business will occur.

LIQUIDITY AND CAPITAL RESOURCES

                                                     GETTY IMAGES, INC.      GETTY COMMUNICATIONS PLC
                                                     ------------------    --------------------------
                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                                   1998           1997           1996
                                                     ------------------    -----------    -----------
                                                         (IN THOUSANDS)                (IN THOUSANDS)
Net cash provided by/(used in):
Operating activities.............................               $7,222         $13,174        $13,502
Investing activities.............................             (107,869)        (35,447)       (25,528)
Financing activities.............................               85,003          (3,052)        66,311
Exchange differences.............................                2,560          (4,380)         2,755
                                                     -----------------     -----------    -----------
Net increase/(decrease) in cash and cash
  equivalents....................................             $(13,084)       $(29,705)       $57,040
                                                     -----------------     -----------    -----------

Getty Images' cash resources decreased by $13.1 million in the twelve month period ended December 31, 1998 compared to a decrease of $29.7 million in 1997. There was a net increase in cash and cash equivalents of $57.0 million in 1996.

Net cash provided by operating activities amounted to $7.2 million in 1998 compared to $13.2 million in 1997 and $13.5 million in 1996. The cash generated was less in 1998 principally as a result of payments in respect of non-recurring integration and restructuring costs. In the year ended December 31, 1998, Getty Images invested $27.3 million in fixed assets compared to $14.9 million in 1997 and $7.2 million in 1996.

The acquisitions of PhotoDisc and Allsport in February 1998 and other businesses throughout the year resulted in a net cash outflow of $80.6 million, including expenses. To fund this, Getty Images raised a net additional $47.2 million of debt and Getty Investments L.L.C. subscribed for an additional 1.5 million shares, providing $28 million of additional capital. On May 20, 1998 the Company raised $75 million from the issue of convertible notes; $49 million of this was applied to the repayment of term debt and debt issue costs of approximately $3.3 million were incurred. Also, in the twelve months ended December 31, 1998, the Company raised $5.3 million from the exercise of options.

At December 31, 1998, Getty Images had outstanding long term debt of $75.0 million and cash of $16.2 million.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Getty Images is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt instruments, most of which are fixed rate borrowings.

INTEREST RATE RISK
(U.S. DOLLARS IN THOUSANDS EXCEPT PERCENTAGES)

                                                                                  MATURITIES    FAIR VALUE
                                   ---------------------------------------------------------   DECEMBER 31,
DEBT (INCLUDING CURRENT PORTION)       1999           2000           2003          TOTAL           1998
--------------------------------   ------------   ------------   ------------   ------------   ------------
Fixed rate (USD)...............                                       $75,000        $75,000        $75,000
Average interest rate..........                                          4.75%
Other borrowings...............            $202           $522                          $724           $724
Average interest rate..........            7.25%          7.25%

FOREIGN CURRENCY RISK

The company conducts its business primarily in the United States and the United Kingdom and, therefore, its cashflows are primarily denominated in US dollars and United Kingdom sterling ("L"). The company is exposed to foreign exchange risk related to foreign currency denominated liabilities and cash. The introduction of the euro does not significantly affect the foreign exchange exposure of the Company.

The Company has entered into forward foreign currency exchange contracts to hedge its contracted net receivables denominated in foreign currencies. Getty Images' functional currency is U.S. dollars. The forward foreign currency contracts typically have a term of less than six months. All forward foreign currency exchange contracts at December 31, 1998 are designated and accounted for as hedges.

The criteria used by the Company for designating a contract as a hedge include the contract's effectiveness in risk reduction. Gains and losses on these contracts, relating to the hedged risk, are recognized as incurred, reflecting the income statement treatment of the hedge items.

If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as hedges, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign currency denominated balances would be offset by the loss or gain on the forward contract.

The following tables present certain information regarding the Company's use of financial instruments and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Notes 1, 16 and 17 to the Consolidated Financial Statements.

FOREIGN EXCHANGE RISK
(CURRENCY AND US DOLLAR EQUIVALENTS IN THOUSANDS EXCEPT AVERAGE CONTRACTUAL EXCHANGE RATE WHICH IS TO THE NEAREST SECOND DECIMAL POINT)

                                                                           MATURITIES               FAIR VALUE
                                                    ---------------------------------   U.S. DOLLAR EQUIVALENT
CONTRACT TYPE                                           1999   U.S. DOLLAR EQUIVALENT        DECEMBER 31, 1998
-------------                                       --------   ----------------------   ----------------------
Buy L/sell French franc...........................     6,400                   $1,130                     $(22)
Average contractual exchange rate (French
  franc/L)........................................      9.42
Buy L/sell Deutsche mark..........................     2,700                   $1,621                      $(7)
Average contractual exchange rate (Deutsche
  Mark/L).........................................      2.78
Buy L/sell Italian lire...........................   610,000                     $941                     $(23)
Average contractual exchange rate (Italian
  lire/L).........................................  2,792.39
Buy L/sell Japanese yen...........................    48,000                     $389                     $(39)
Average contractual exchange rate (Japanese
  yen/L)..........................................    205.22
Buy L/sell Spanish pesetas........................    51,000                     $355                      $(7)
Average contractual exchange rate (Spanish
  pesetas/L)......................................    239.07

There are further forward exchange contracts at December 31, 1998, that are together considered immaterial. The US dollar equivalent maturity value of these are $752,000. All foreign exchange risk contracts are foreign currency forward exchange contracts between the indicated currency and the United Kingdom sterling (L).

Forward foreign exchange contracts between United Kingdom sterling and Deutsch mark, French francs, Italian lire, Japanese yen and Spanish pesetas account for 31 percent, 22 percent, 18 percent, 8 percent and 7 percent respectively of the Company's total US dollar equivalents in forward foreign exchange contracts.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(See Item 14(a))

             ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commissions no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

                        ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commissions no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

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

                                    PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                                    REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT

Financial Statement Schedules: Reference is made to the listing on page 29 of all financial statements filed as part of this report.

(B)  REPORTS ON FORM 8-K

Three reports on Form 8K were filed during the quarter ended December 31, 1998. These were:

     (i)   Form 8K filed on November 4, 1998 reporting Item 7;

     (ii)  Form 8K filed on November 10, 1998 reporting Items 5 and 7; and

     (iii) Form 8K filed on November 11, 1998, reporting Items 5, 7 and 9.

(C)  EXHIBITS

Reference is made to the Index to Exhibits beginning on page 51 for a list of all exhibits filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GETTY IMAGES, INC.

                                               /s/ CHRISTOPHER J. ROLING
                                          By:
                                          --------------------------------------

                                                Name: Christopher J. Roling
                                               Title: Chief Financial Officer

March 31, 1999

We, the undersigned directors and executive officers of the Registrant, hereby severally constitute Jonathan Klein, Christopher Roling and Heather Redman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 1998.

                  SIGNATURE                                       TITLE (CAPACITY)
                  ---------                                       ----------------
              /s/ MARK H. GETTY                Executive Chairman and Director
---------------------------------------------
                Mark H. Getty

            /s/ JONATHAN D. KLEIN              Chief Executive Officer and Director
---------------------------------------------  (Principal Executive Officer)
              Jonathan D. Klein

              /s/ MARK TORRANCE                Non-Executive Vice Chairman and Director
---------------------------------------------
                Mark Torrance

          /s/ CHRISTOPHER J. ROLING            Treasurer
---------------------------------------------  (Principal Financial Officer and Principal Accounting
            Christopher J. Roling              Officer)

             /s/ ANDREW S. GARB                Director
---------------------------------------------
               Andrew S. Garb

              /s/ ANTHONY STONE                Director
---------------------------------------------
                Anthony Stone

             /s/ JAMES N. BAILEY               Director
---------------------------------------------
               James N. Bailey

             /s/ MANNY FERNANDEZ               Director
---------------------------------------------
               Manny Fernandez

         /s/ CHRISTOPHER H. SPORBORG           Director
---------------------------------------------
           Christopher H. Sporborg

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                             -------
Report of Independent Accountants...........................      30
Consolidated Statements of Operations for the period January
  1 through December 31, 1998, 1997 and 1996................      31
Consolidated Balance Sheets at December 31, 1998 and
  December 31, 1997.........................................      32
Consolidated Statements of Stockholders' Equity at December
  31, 1998 and December 31, 1997............................      33
Consolidated Statements of Comprehensive Income for the
  period January 1 through December 31, 1998, 1997 and
  1996......................................................      33
Consolidated Statements of Cash Flows for the period January
  1 through December 31, 1998, 1997 and 1996................      34
Notes to Consolidated Financial Statements..................      35

FINANCIAL STATEMENT SCHEDULES (ITEM 14(A))

All other schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

In this annual report historic numbers are shown for Getty Communications plc, the predecessor company of Getty Images, Inc. References to "sterling" or "L" are to the lawful currency of the United Kingdom and references to "U.S. dollars" or "$" are to the lawful currency of the United States.

                               GETTY IMAGES, INC.
                                      AND
                                  SUBSIDIARIES

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF GETTY IMAGES, INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Getty Images, Inc. and subsidiaries (the "Company") and of its predecessor, Getty Communications plc and subsidiaries, at December 31, 1998, and at December 31, 1997 and the results of their consolidated operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS
Chartered Accountants
London, England
March 31, 1999

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    GETTY IMAGES, INC.        GETTY COMMUNICATIONS PLC
                                                  --------------------    ----------------------------
                                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                           DECEMBER 31     DECEMBER 31     DECEMBER 31
                                                                  1998            1997            1996
                                                  --------------------    ------------    ------------
                                                  (IN THOUSANDS EXCEPT            (IN THOUSANDS EXCEPT
                                                       PER SHARE DATA)                 PER SHARE DATA)
Sales.........................................                $185,084        $100,797         $85,014
Cost of sales.................................                  52,830          37,514          32,156
                                                             ---------       ---------        --------
GROSS PROFIT..................................                 132,254          63,283          52,858
                                                             ---------       ---------        --------
Selling, general and administrative
  expenses....................................                  96,904          43,936          37,250
Amortization of intangibles...................                  36,961           3,253           2,155
Depreciation..................................                  14,397           8,214           5,486
Non-recurring integration and restructuring
  costs.......................................                  13,755              --              --
                                                             ---------       ---------        --------
                                                               162,017          55,403          44,891
                                                             ---------       ---------        --------
OPERATING (LOSS)/INCOME.......................                 (29,763)          7,880           7,967
Net interest (expense)/income.................                  (2,986)          1,187          (1,951)
Net exchange losses...........................                    (124)           (198)           (306)
Legal settlement..............................                      --            (974)             --
                                                             ---------       ---------        --------
(LOSS)/INCOME BEFORE INCOME TAXES.............                 (32,873)          7,895           5,710
Income taxes..................................                  (2,680)         (3,873)         (2,982)
                                                             ---------       ---------        --------
(Loss)/income before extraordinary items......                 (35,553)          4,022           2,728
Extraordinary items...........................                    (830)             --              --
                                                             ---------       ---------        --------
NET (LOSS)/INCOME.............................                $(36,383)         $4,022          $2,728
                                                             ---------       ---------        --------
                                                             ---------       ---------        --------
BASIC (LOSS)/EARNINGS PER SHARE(2)............                  $(1.22)          $0.11           $0.10
                                                             ---------       ---------        --------
                                                             ---------       ---------        --------
Extraordinary items...........................                   (0.03)             --              --
NET (LOSS)/EARNINGS PER SHARE(2)..............                  $(1.25)          $0.11           $0.10
                                                             ---------       ---------        --------
                                                             ---------       ---------        --------
Diluted earnings per share(2).................                     N/A           $0.10           $0.10
                                                             ---------       ---------        --------
                                                             ---------       ---------        --------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic(3)....................................                  29,160          37,908          27,442
                                                             ---------       ---------        --------
                                                             ---------       ---------        --------
  Diluted(3)..................................                     N/A          38,765          27,832
                                                             ---------       ---------        --------
                                                             ---------       ---------        --------

---------------

(1) As explained in the "Explanatory Note", the 1998 consolidated statement of operations reflects the combination of the consolidated statement of operations of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the consolidated statement of operations of Getty Images, Inc. for the period February 10, 1998 through December 31, 1998.

(2) The comparatives reflect the share structure of Getty Communications plc (the predecessor company). See "Explanatory Note".

(3) The difference between basic and diluted weighted average shares in 1996 and 1997 results from the assumption that dilutive stock options outstanding were exercised.

For pages 31 to 50, historic numbers are shown for Getty Communications plc, the predecessor company of Getty Images, Inc. References to "sterling" or "L", are to the lawful currency of the United Kingdom and references to "U.S. dollars" or "$" are to the lawful currency of the United States.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

                          CONSOLIDATED BALANCE SHEETS

                                                         GETTY IMAGES, INC.    GETTY COMMUNICATIONS PLC
                                                         ------------------    ------------------------
                                                             YEAR ENDED               YEAR ENDED
                                                            DECEMBER 31              DECEMBER 31
                                                                1998                     1997
                                                         ------------------    ------------------------
                                                             (IN THOUSANDS)              (IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents............................               $16,150                     $29,234
Accounts receivable, net.............................                32,967                      23,431
Inventories, net.....................................                 2,834                          --
Prepaid expenses and other assets....................                17,258                       7,839
                                                                  ---------                   ---------
TOTAL CURRENT ASSETS.................................                69,209                      60,504
Fixed assets, net....................................                62,757                      39,853
Intangible assets, net...............................               325,861                      66,870
Deferred tax assets..................................                 5,036                       4,411
                                                                  ---------                   ---------
TOTAL ASSETS.........................................              $462,863                    $171,638
                                                                  ---------                   ---------
                                                                  ---------                   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable.....................................                26,232                      21,461
Accrued expenses.....................................                20,148                      10,305
Income taxes payable.................................                    --                       3,580
Current portion of long-term debt....................                   202                       2,096
                                                                  ---------                   ---------
TOTAL CURRENT LIABILITIES............................                46,582                      37,442
Long-term debt.......................................                72,354                      14,657
                                                                  ---------                   ---------
TOTAL LIABILITIES....................................               118,936                      52,099
                                                                  ---------                   ---------
                                                                  ---------                   ---------
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Common stock.........................................                   306                         608
Shares of common stock: par value $0.01 per share,
  issued 30,574,792 at December 31, 1998;
  Class 'A' shares: par value L0.01 per share; issued
  24,872,608 shares at December 31, 1997;
  Class 'B' shares: par value L0.01 per share; issued
  13,444,618 shares at December 31, 1997
Additional paid-in capital...........................               368,267                     108,049
Retained (deficit)/earnings..........................               (28,259)                      8,124
Cumulative translation adjustments...................                 3,613                       2,758
                                                                  ---------                   ---------
TOTAL STOCKHOLDERS' EQUITY...........................               343,927                     119,539
                                                                  ---------                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........              $462,863                    $171,638
                                                                  ---------                   ---------
                                                                  ---------                   ---------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                                        GETTY
                                      GETTY            IMAGES,
                               COMMUNICATIONS PLC       INC.
                              ---------------------   ---------
                               NO. OF      NO. OF     SHARES OF
                               A ORD.      B ORD.      COMMON
                               SHARES      SHARES       STOCK              ADDITIONAL   RETAINED    CUMULATIVE
                                L0.01       L0.01       $0.01     COMMON    PAID IN     EARNINGS/   TRANSLATION
                              PAR VALUE   PAR VALUE   PAR VALUE   STOCK     CAPITAL     (DEFICIT)   ADJUSTMENTS       TOTAL
                                   ----------------     -------           ------------------------------------------------------
                                                 (IN THOUSANDS)
                                                                                                                  (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1996......................                               --       $593    $101,464      $4,102         $7,364         $113,523
                                23,943      13,445
Issue of shares to sellers
  of Liaison................                               --          5       2,595          --             --            2,600
                                   312          --
Issue of shares to sellers
  of Energy.................                               --         10       3,990          --             --            4,000
                                   618          --
Net income..................                               --         --          --       4,022             --            4,022
                                    --          --
Translation adjustments.....                               --         --          --          --         (4,606)          (4,606)
                                    --          --
                               -------     -------    -------       ----    --------    --------          -----          -------
BALANCE AT DECEMBER 31,
  1997......................    24,873      13,445         --       $608    $108,049      $8,124         $2,758         $119,539
Capital restructuring.......   (24,873)    (13,445)    19,159       (416)        416          --             --               --
Getty Investments
  Subscription..............        --          --      1,519         15      27,985          --             --           28,000
Issue of shares to sellers
  of PhotoDisc..............        --          --      8,084         81     201,401          --             --          201,482
Issue of shares to sellers
  of Allsport...............        --          --      1,138         11      23,203          --             --           23,214
Issue of shares for other
  acquisitions..............        --          --         52          1         983          --             --              984
Options exercised...........        --          --        623          6       6,230          --             --            6,236
Net loss....................        --          --         --         --          --     (36,383)            --          (36,383)
Translation adjustments.....        --          --         --         --          --          --            855              855
                               -------     -------    -------       ----    --------    --------          -----          -------
BALANCE AT DECEMBER 31,
  1998......................        --          --     30,575       $306    $368,267    $(28,259)        $3,613         $343,927
                               -------     -------    -------       ----    --------    --------          -----          -------
                               -------     -------    -------       ----    --------    --------          -----          -------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    GETTY IMAGES, INC.      GETTY COMMUNICATIONS PLC
                                                    ------------------    -----------------------------
                                                        YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                       DECEMBER 31        DECEMBER 31     DECEMBER 31
                                                           1998              1997             1996
                                                    ------------------    -----------    --------------
                                                      (IN THOUSANDS)             (IN THOUSANDS)
Net (loss)/income...............................              $(36,383)        $4,022            $2,728
Other comprehensive income, net of tax:
Foreign currency translation adjustments........                   855         (4,606)            7,975
                                                             ---------         ------          --------
Comprehensive (loss)/income.....................              $(35,528)         $(584)          $10,703
                                                             ---------         ------          --------
                                                             ---------         ------          --------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    GETTY IMAGES, INC.      GETTY COMMUNICATIONS PLC
                                                    ------------------    -----------------------------
                                                        YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                       DECEMBER 31        DECEMBER 31     DECEMBER 31
                                                         1998(1)             1997             1996
                                                    ------------------    -----------    --------------
                                                      (IN THOUSANDS)             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income...............................              $(36,383)        $4,022            $2,728
Adjustments to reconcile net (loss)/income to
  net cash provided by operating activities:
Depreciation and amortization...................                51,358         11,467             7,641
Bad debt expense................................                   412            536               510
Other items.....................................                 4,291            113                87
CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS
  OF BUSINESS ACQUISITIONS:
Accounts receivable.............................                (2,359)        (2,385)           (1,275)
Accounts payable................................                (2,690)           919             1,483
Accrued expenses................................                 2,094          2,257               463
Inventory.......................................                (1,758)            --                --
Other assets....................................                (7,743)        (3,755)            1,865
                                                             ---------       --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......                 7,222         13,174            13,502
                                                             ---------       --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired.....               (80,564)       (20,546)          (18,402)
Purchase of fixed assets........................               (27,305)       (14,901)           (7,154)
Proceeds from sale of fixed assets..............                    --             --                28
                                                             ---------       --------          --------
NET CASH USED IN INVESTING ACTIVITIES...........              (107,869)       (35,447)          (25,528)
                                                             ---------       --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of debt................................               123,168             --            17,084
Payments on principal balance of debt...........               (67,153)        (3,052)          (26,582)
Capital contribution............................                    --             --               124
Proceeds from issuance of ordinary shares.......                33,306             --            75,685
Debt issue costs................................                (4,318)            --                --
                                                             ---------       --------          --------
NET CASH PROVIDED BY/(USED IN) FINANCING
  ACTIVITIES....................................                85,003         (3,052)           66,311
                                                             ---------       --------          --------
Exchange rate differences arising from
  translation of foreign currency balances......                 2,560         (4,380)            2,755
Net (decrease)/increase in cash and cash
  equivalents...................................               (13,084)       (29,705)           57,040
Cash and cash equivalents:
  -- beginning of period........................                29,234         58,939             1,899
                                                             ---------       --------          --------
  -- end of period..............................               $16,150        $29,234           $58,939
                                                             ---------       --------          --------
                                                             ---------       --------          --------
SUPPLEMENTAL DISCLOSURES
Interest paid...................................                $2,314         $1,688            $2,305
Income taxes paid...............................                $6,387           $769            $3,396
                                                             ---------       --------          --------
                                                             ---------       --------          --------

---------------

(1) Reflects the combination of the consolidated statement of cash flows of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the consolidated statement of cash flows of Getty Images, Inc. for the period February 10, 1998 through December 31, 1998. See "Explanatory Note".

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

On February 9, 1998, a wholly-owned subsidiary of Getty Images acquired PhotoDisc, Inc., a Washington corporation ("PhotoDisc"). The purchase consideration was $245.7 million, including expenses, which included the issue of 8,083,831 shares of Getty Images Common Stock, at a total market value of $171.8 million.

Also on February 9, 1998, Getty Investments LLC ("Getty Investments"), a company registered in Delaware and resident in Jersey, completed a subscription for 1,518,644 shares of Getty Images Common Stock at a purchase price of $18.4375 per share or an aggregate of $28 million (the "Getty Investments Subscription"). At December 31, 1998, Getty Investments held a 26.3 percent interest in the share capital of the Company.

On February 10, 1998, Getty Images purchased the entire issued and outstanding share capital of Allsport Photographic plc, a public limited company organized under the laws of England & Wales ("Allsport"). The purchase consideration was $51.1 million, including expenses, which included the issue of 1,137,916 shares of Getty Images Common Stock, at a total market value of $24.2 million.

Descriptions of these transactions were included in the Current Report on Form 8-K dated February 9, 1998 and the Current Report on Form 8-K dated February 24, 1998 (as amended by the Amendment to Current Report on Form 8-K/A dated April 27, 1998), filed with the Securities and Exchange Commission (the "Commission") by Getty Images and the Registration Statement on Form S-4 (No. 333-38777) that the Company filed with the Commission in connection with the meetings of the stockholders of Getty Communications and the special meetings of the stockholders of PhotoDisc that were required to approve the transactions and the offering of securities in connection therewith.

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

ACTIVITIES

The principal business of Getty Images and its subsidiaries is the marketing of reproduction rights to still and moving images. These rights are marketed in many countries throughout the world through the Company's Web sites and through its international network of wholly-owned offices and agents.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)
BASIS OF PRESENTATION

The consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, present the consolidated financial statements of Getty Images and subsidiaries and the consolidated financial statements of its predecessor, Getty Communications and subsidiaries. The Company's consolidated financial statements include Getty Images and its subsidiaries, all of which are 100 percent owned. Companies acquired during a period are consolidated from the date of acquisition. All material intercompany amounts and transactions have been eliminated in the consolidated financial statements.

TRANSLATION OF FOREIGN SUBSIDIARY FINANCIAL STATEMENTS

The Company records all transactions in the currency of the respective primary economic environments in which they operate.

The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at exchange rates as of the balance sheet date, and income and expense items are translated at the average of the rates prevailing during the period. Gains or losses from translating foreign currency financial statements are accumulated as a separate component of stockholders' equity.

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

CASH AND CASH EQUIVALENTS

The Company considers cash and demand bank deposits to be cash. Cash equivalents consist of all deposits with an original maturity of three months or less.

REVENUE RECOGNITION

Sales are recognized when a license agreement has been completed with the customer for the use of the image and pricing terms, and the image has been made available to the customer for use. Pricing terms do not call for additional fees beyond the fixed license amount. Additionally, the customer is contractually obligated to pay the fixed license amount upon agreement of the license terms and availability of the image for use by the customer. In the case of royalty free sales, revenue is recognized upon the sale of the CD-Rom or at the time images are downloaded by the customer. Circumstances in which sales are refunded are rare and are taken into account in the recognition of revenue. Sales are recorded at invoiced amounts less sales tax.

INVENTORIES

Inventories are valued at the lower of cost or market value. Inventories consist of physical materials and finished goods, such as resource books, CD-ROMs and packaging materials. Inventories are reviewed periodically for obsolescence.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)
CATALOG COSTS

The Company produces both general catalogs, that are issued annually, and specialist catalogs, that are topical in nature and distributed over a longer period. Costs relating to the production of catalogs are expensed over their estimated useful life, up to three years from the date on which they are available for distribution to customers.

FIXED ASSETS

Fixed assets are stated at cost. The cost of acquired fixed assets includes the purchase cost, together with any incidental expenses of acquisition. All costs associated with the production of image duplicates are capitalized. The cost of purchased software is capitalized and amortized from the implementation date over its estimated useful economic life. The cost of internally developed software is capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and amortized from the implementation date over its estimated useful economic life. The value of fixed assets is reviewed annually for impairments in value.

Depreciation rates have been established to expense the cost of fixed assets, less their estimated residual values, over their expected useful lives. Depreciation is calculated at the following annual rates:

Archival picture collection.................................       2.5%
Fixtures, fittings, office and studio equipment.............  10 to 20%
Computer hardware...........................................        33%
Computer software (including internally developed
  software).................................................  25 to 33%
Image duplicates and digitization...........................        25%

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

LEASES

Under capital leasing arrangements, the present value of the future minimum lease payments payable over the lease term is recorded as a fixed asset. The corresponding leasing commitments are shown as amounts payable

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED) to the lessor. Depreciation of leased assets is charged to the statement of operations over the shorter of the lease term or the useful lives of equivalent owned assets.

Other leases are treated as operating leases. Annual rentals are charged to the income statement on a straight-line basis over the term of the lease.

FINANCIAL INSTRUMENTS

Forward exchange contracts hedging firm commitments relating to trade and other balances are recorded as hedges. Unrealized gains or losses are expensed.

The Company does not issue or hold financial instruments for trading purposes.

EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are computed in accordance with FAS No. 128, "Earnings per Share", which is effective for fiscal periods ending after December 15, 1997. Prior periods have been restated to conform with the provisions of this standard.

Basic (loss)/earnings per share is computed on the basis of weighted average number of shares in issue. Diluted earnings per share are not given for the year ended December 31, 1998 due to the loss incurred in that period.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The standard requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new rules will be effective for fiscal years beginning after June 15, 1999. The Company does not believe that the new standard will have a material impact on reporting segments.

3.  NON-RECURRING INTEGRATION AND RESTRUCTURING COSTS

During the year ended December 31, 1998, the Company approved and commenced a program to integrate its businesses following the acquisitions of PhotoDisc and Allsport. This has resulted in integration and restructuring charges.

Integration costs in the year ended December 31, 1998 amounted to $3.7 million and are associated with the activities of teams responsible for integrating the various businesses of the Company for the benefit of future operations. These include items such as consulting and professional fees, systems and process integration costs and contract renegotiation costs. These costs are expensed as incurred.

Restructuring costs, which amounted to $10.1 million in the year ended December 31, 1998, were for estimated exit costs associated with the closure of 10 facilities, asset write downs, employee termination costs and contract termination costs.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

3.  NON-RECURRING INTEGRATION AND RESTRUCTURING COSTS (CONTINUED)
Non-recurring integration and restructuring costs have been incurred as follows:

                                                                       GETTY IMAGES, INC.
                                                                --------------------------------
                                                                       DECEMBER 31, 1998
                                                                --------------------------------
                                                                CHARGE     UTILIZED    PROVISION
                                                                -------    --------    ---------
                                                                                  (IN THOUSANDS)
INTEGRATION COSTS
Consulting and professional fees............................     $1,167     $(1,017)        $150
Systems and process integration costs.......................      1,891      (1,847)          44
Contract renegotiation costs................................        622        (165)         457
                                                                -------    --------    ---------
                                                                 $3,680     $(3,029)        $651
                                                                -------    --------    ---------
RESTRUCTURING COSTS
Property exit costs.........................................     $1,406       $(191)      $1,215
Asset write downs...........................................      3,182      (2,732)         450
Employee termination costs..................................      4,026      (3,598)         428
Contract termination costs..................................      1,461         (94)       1,367
                                                                -------    --------    ---------
                                                                $10,075     $(6,615)      $3,460
                                                                -------    --------    ---------
                                                                $13,755     $(9,644)      $4,111
                                                                =======    ========    =========

Total amounts utilised comprised $7.0 million of cash expenditure and $2.6 million of non-cash write offs. It is anticipated that the majority of the provision at December 31, 1998 will be used by December 31, 1999.

4.  EXTRAORDINARY ITEMS

On May 22, 1998, the Company completed the issue of $75 million, 4.75% convertible subordinated notes due 2003, the proceeds of which were applied partially to the repayment of $49 million of term debt due to Midland Bank plc. The early payment of such debt resulted in an extraordinary charge of $830,000 ($0.03 per share) net of an income tax benefit of $408,000.

5.  INVENTORIES

Inventories at December 31, 1998, are stated net of a $100,000 provision (1997:
$nil).

6.  FIXED ASSETS

                                                         GETTY IMAGES, INC.    GETTY COMMUNICATIONS PLC
                                                         ------------------    ------------------------
                                                            DECEMBER 31              DECEMBER 31
                                                                1998                     1997
                                                         ------------------    ------------------------
                                                             (IN THOUSANDS)              (IN THOUSANDS)
Fixtures, fittings, office and studio equipment......               $23,334                     $10,175
Computer hardware and software.......................                29,678                      13,206
Image duplicates and digitization....................                36,287                      20,023
Archival picture collection..........................                15,714                      15,847
Other fixed assets...................................                 6,157                       4,451
                                                                   --------                   ---------
Total................................................               111,170                      63,702
Less accumulated depreciation........................               (48,413)                    (23,849)
                                                                   --------                   ---------
Fixed assets, net....................................               $62,757                     $39,853
                                                                   --------                   ---------
                                                                   --------                   ---------

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

6.  FIXED ASSETS (CONTINUED)
The net book value of fixed assets includes $1,601,000 and $796,000 in respect of assets held under capital leases at December 31, 1998 and 1997, respectively. The charge to income resulting from depreciation of assets held under capital leases, the majority of which form part of "other fixed assets", is included within the depreciation expense in the consolidated statements of operations. The accumulated depreciation of assets held under capital leases was $1,213,000 (1997: $983,000).

7.  INTANGIBLE ASSETS

                                                         GETTY IMAGES, INC.    GETTY COMMUNICATIONS PLC
                                                         ------------------    ------------------------
                                                            DECEMBER 31              DECEMBER 31
                                                                1998                     1997
                                                         ------------------    ------------------------
                                                             (IN THOUSANDS)              (IN THOUSANDS)
Cost.................................................              $372,222                     $76,270
Less accumulated amortization........................               (46,361)                     (9,400)
                                                                  ---------                    --------
                                                                   $325,861                     $66,870
                                                                  ---------                    --------
                                                                  ---------                    --------

Intangible assets primarily consist of goodwill arising upon the acquisition of companies and other businesses. Additions to goodwill arose principally from the acquisitions of Liaison Inc. and Energy Film Library Inc. in the year to December 31, 1997 and PhotoDisc and Allsport in the year to December 31, 1998. Additional information on these acquisitions is set out in Note 21.

8.  ACCOUNTS RECEIVABLE

Accounts receivable comprise solely of receivables from customers. Receivables are stated net of a provision for doubtful accounts of $4.8 million and $2.8 million at December 31, 1998 and 1997, respectively. The Company has a diverse customer base and is not dependent on any one customer.

9.  PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets include deferred catalog costs of $6.6 million and $3.0 million at December 31, 1998 and 1997, respectively. Catalog costs expensed in the periods ended December 31, 1998, 1997 and 1996 were $2.7 million, $1.5 million and $1.3 million, respectively.

10.  SHORT-TERM BORROWINGS

At December 31, 1998 the Company had an unutilized credit facility of L2.0 million with Midland Bank plc. This facility is unsecured. Interest on the facility is at a variable rate comprising the aggregate of a margin and Midland Bank Rate ("MBR"). As of December 31, 1998, the margin was 1.0 percent and the MBR was 6.25 percent.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

11.  LONG-TERM DEBT

                                                         GETTY IMAGES, INC.    GETTY COMMUNICATIONS PLC
                                                         ------------------    ------------------------
                                                                DECEMBER 31                 DECEMBER 31
                                                                       1998                        1997
                                                         ------------------    ------------------------
                                                             (IN THOUSANDS)              (IN THOUSANDS)
4.75% Convertible subordinated notes due 2003........               $71,832                          --
Bank loans...........................................                    --                     $16,342
Other loans..........................................                    34                          --
Capital leases.......................................                   690                         411
                                                                   --------                    --------
                                                                     72,556                      16,753
Less current portion.................................                  (202)                     (2,096)
                                                                   --------                    --------
Total long-term debt.................................               $72,354                     $14,657
                                                                   --------                    --------
                                                                   --------                    --------

The amounts outstanding at December 31, 1998 are payable as follows:

                                         CONVERTIBLE
                                        SUBORDINATED
                                               NOTES             LOANS    CAPITAL LEASES             TOTAL
                                      --------------    --------------    --------------    --------------
                                      (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)    (IN THOUSANDS)
1999..............................                --                --              $202              $202
2000..............................                --               $34               488               522
2001..............................                --                --                --                --
2002..............................                --                --                --                --
2003..............................           $71,832                --                --            71,832
                                            --------               ---             -----          --------
Total.............................           $71,832               $34              $690           $72,556
                                            --------               ---             -----          --------
                                            --------               ---             -----          --------

On May 20, 1998, the Company completed the issue of $75 million convertible subordinated notes due 2003 (the "Notes"). These Notes carry a coupon of 4.75 percent and are convertible into 2.6 million shares of Common Stock of the Company at a conversion price of $28.51 per share, subject to adjustments in certain circumstances. The Notes are general unsecured subordinated obligations of the Company. The funds raised were principally used to repay $49 million of term debt, and to fund further investment in digitization and e-commerce. Issue costs of $3.6 million were incurred in obtaining the Notes and have been offset against the Notes. These costs are being amortized over the term of the Notes.

CAPITAL LEASES

Obligations under capital leases are collateralized by the respective assets financed.

INTEREST EXPENSE

The interest expense relating to short and long-term borrowings amounted to $2.6 million in 1998 (1997: $1.5 million).

12.  SHARE OPTION PLANS

Executive directors and all employees of the Company were eligible to participate in the Getty Communications Option Plan ("the Option Plan") under which market and premium options over a total of 6,159,890 Class A Shares could be issued. Options vest in equal proportions on each anniversary of the date of grant over a five year period from the date of grant. Market options became exercisable, to the extent vested, after three

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

12.  SHARE OPTION PLANS (CONTINUED)
years from the date of grant and lapse seven years from the date of the grant. Premium options become exercisable when vested and remain exercisable for a period of two years after vesting. Generally, options awarded under the Option Plan could not be exercised prior to vesting, except under certain limited circumstances including a change of control.

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

Under the Scheme of Arrangement, the existing Options granted by Getty Communications were vested immediately, with the right to exercise the options for a period of three months from February 17, 1998, which was subject to extension at the discretion of the Company. As an alternative to exercising Options, option holders had the right to exchange their existing Options for Getty Communications Class A Ordinary Shares for new Options for Getty Images Common Stock at a ratio of 2 for 1 with an appropriate adjustment to exercise price, but with the terms otherwise unchanged. As of December 31, 1998, 468,332 options over Getty Images Common Stock were exercised and the remainder were exchanged for new options over Getty Images Common Stock.

Pursuant to the acquisition of PhotoDisc, all outstanding options over PhotoDisc Common Stock were assumed by Getty Images on an agreed basis. This resulted in the issuance of 1.8 million options over Getty Images Common Stock to former PhotoDisc option holders.

On February 8, 1998, the Board approved the establishment of the Getty Images, Inc. Stock Incentive Plan (the "Getty Images Plan").

Under the Getty Images Plan, the Board has the discretion to grant stock options ("Options") underlying shares of Common Stock at fair market prices, based on the average of the high and low prices of the Company's Common Stock on the date of grant. The Options vest 25% on the first anniversary of the date of grant and on a monthly pro rata basis over three years thereafter and have a term of ten years.

Executive directors, officers, consultants and all employees of the Company are eligible to participate in the Getty Images Plan under which a total of 10,000,000 shares may be issued. Options which lapse will cease to be counted toward this limit. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the Options will terminate 90 days after the termination date.

Options granted under the Getty Images Plan in the year to December 31, 1998, were as follows:

GRANT DATE                                                         NUMBER      EXERCISE PRICE
----------                                                      ---------    ----------------
February 9, 1998............................................    2,701,863              $20.91
April 1, 1998...............................................       81,000              $25.88
June 2, 1998................................................      240,500              $19.22
August 31, 1998.............................................      192,500              $15.32
September 8, 1998...........................................      539,000              $14.94
September 9 - December 15, 1998.............................      356,500    $11.69 to $17.57

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

12.  SHARE OPTION PLANS (CONTINUED)
Options outstanding under the Getty Images Plan at December 31, 1998, are analyzed by exercised price below, as follows:

                                                            OPTIONS OUTSTANDING
                                                                       (NUMBER)      EXERCISE PRICE
                                                            -------------------    ----------------
                                                            978,428............      $0.18 to $5.00
                                                            1,511,304..........     $5.01 to $10.00
                                                            872,372............    $10.01 to $15.00
                                                            1,196,333..........    $15.01 to $20.00
                                                            2,851,025..........    $20.01 to $26.86

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. In accordance with APB No. 25, no compensation expense has been recognized for such plans. The pro forma effect on the Company's net income and earnings per share, had compensation costs for the Company's stock option plans been determined based upon the fair market value at the date of grant for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("FAS") No. 123, Accounting for Stock-Based Compensation, is as follows: the net loss would have increased by approximately $6.3 million to $42.7 million and the loss per share would have increased by $0.22 to $1.47 per share. Net income for 1997 and 1996 would have been reduced by approximately $2.2 million and $1.2 million to $1.8 million and $1.5 million respectively. Earnings per share would have been reduced by $0.05 to $0.05 per share and by $0.05 to $0.05 per share, in the years ended December 31, 1997 and 1996 respectively.

The fair value of the Options granted during 1998 is estimated at $47.3 million on the date of grant using the Black Scholes option pricing model with the following assumptions: no dividends are paid, volatility of 65 percent, risk-free interest rate range of 3.94 percent to 5.71 percent, assumed forfeiture rate of nil percent and expected life of 4 years.

13.  INCOME TAXES

The components of income before taxes and income tax expense are as follows:

                                                     GETTY IMAGES, INC.      GETTY COMMUNICATIONS PLC
                                                     ------------------    --------------------------
                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                                   1998           1997           1996
                                                     ------------------    -----------    -----------
                                                         (IN THOUSANDS)                (IN THOUSANDS)
Current tax:
Federal..........................................                  $876           $605         $1,977
State............................................                   184             40            153
Non-US...........................................                $3,321         $2,780         $1,219
                                                                 ------         ------         ------
Total current tax................................                $4,381         $3,425         $3,349
Deferred tax:
Federal..........................................                (1,175)           190           (213)
Non-US...........................................                  (526)           258           (154)
                                                                 ------         ------         ------
Total deferred tax...............................                (1,701)           448           (367)
                                                                 ------         ------         ------
Total tax provision..............................                $2,680         $3,873         $2,982
                                                                 ------         ------         ------
                                                                 ------         ------         ------

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

13.  INCOME TAXES (CONTINUED)
The provisions differ from the amounts that would result by applying the United States (United Kingdom in 1996 and 1997) statutory rate to earnings before taxes. A reconciliation of the difference is:

                                                     GETTY IMAGES, INC.      GETTY COMMUNICATIONS PLC
                                                     ------------------    --------------------------
                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                                   1998           1997           1996
                                                     ------------------    -----------    -----------
                                                         (IN THOUSANDS)                (IN THOUSANDS)
Income taxes based on statutory rate.............              $(11,795)        $2,486         $1,884
Amortization of intangibles......................                12,936          1,024            817
Change in valuation allowance....................                   187             --             --
State income taxes, net of US tax................                   184             40            153
Other -- net.....................................                 1,168            323            128
                                                              ---------         ------         ------
Total tax provision..............................                $2,680         $3,873         $2,982
                                                              ---------         ------         ------
                                                              ---------         ------         ------
Current deferred tax assets:
Short-term provisions............................                $1,103           $930           $794
                                                              ---------         ------         ------
Total net current deferred tax assets............                $1,103           $930           $794
Non-current deferred tax assets:
Loss carry forwards..............................                $4,112         $4,143         $3,393
Depreciation.....................................                  (179)         (661)            111
                                                              ---------         ------         ------
Total non-current deferred tax assets............                $3,933         $3,482         $3,504
                                                              ---------         ------         ------
                                                              ---------         ------         ------

The deferred tax assets in respect of loss carry forwards as at December 31, 1998 expire as follows:

                                                                (IN THOUSANDS)
                                                                --------------
2001........................................................              $185
2002........................................................               476
2003........................................................               138
2005........................................................                31
2012........................................................               112
2013........................................................               487
Indefinite..................................................             2,683
                                                                        ------
                                                                        $4,112
                                                                        ------
                                                                        ------

14.  DEFINED CONTRIBUTION PLANS

The costs recognized by the Company with respect to its defined contribution plans are as follows:

                                                    GETTY IMAGES, INC.         GETTY COMMUNICATIONS PLC
                                                    ------------------    -----------------------------
                                                            YEAR ENDED     YEAR ENDED        YEAR ENDED
                                                           DECEMBER 31    DECEMBER 31       DECEMBER 31
                                                                  1998           1997              1996
                                                    ------------------    -----------    --------------
                                                        (IN THOUSANDS)                   (IN THOUSANDS)
United Kingdom..................................                  $634           $353              $247
United States...................................                   839            397               401
                                                                ------          -----             -----
                                                                $1,473           $750              $648
                                                                ------          -----             -----
                                                                ------          -----             -----

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

14.  DEFINED CONTRIBUTION PLANS (CONTINUED)
The Company runs two pension plans in the United Kingdom. Under the terms of the schemes, all employees are entitled to join one of the plans after six months' service with the Company. Under the first scheme, the Company contributes 6 percent of each participatory employee's salary to the plan and contributes 5 percent under the second scheme. The employees contribute 4 percent of their salary under the first scheme and 5 percent under the second.

The Company's U.S. subsidiaries operate three separate 401(k) pension plans for their employees. Under the terms of the first plan, employees over 18 years old are immediately eligible to participate. The Company contributes 40 percent of up to 5 percent of the employee's contribution. Under the terms of the second plan, employees over 21 years old are immediately eligible to participate. The Company contributes 40 percent of up to 5 percent of the employee's contributions. Under the terms of the third plan, employees over 21 years old are eligible to participate after 6 months service (however, only at entry periods of January 1 and July 1). The Company contributes 25 percent of up to 3 percent of the employee's contribution.

15.  COMMITMENTS AND CONTINGENCIES

The Company's commitments under capital leases as of December 31, 1998 are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Minimum rental payments:
  1999......................................................            $226
  2000......................................................             546
                                                                       -----
Total.......................................................             772
Less imputed interest cost..................................             (82)
                                                                       -----
Present value of minimum lease payments.....................            $690
                                                                       -----
                                                                       -----

The Company's commitments under operating leases as of December 31, 1998 are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Minimum rental payments:
  1999......................................................          $2,028
  2000......................................................           1,955
  2001......................................................           1,905
  2002......................................................           1,894
  2003......................................................             663
  After 2003................................................           1,235
                                                                      ------
Total.......................................................          $9,680
                                                                      ------
                                                                      ------

Rent expense amounted to $4.8 million in the year to December 31, 1998, $3.1 million in the year to December 31, 1997 and $2.3 million in the year to December 31, 1996.

From time to time the Company is subject to various legal actions arising out of the normal course of business including claims relating to trademark, patent or copyright infringements or other items. Management believes the outcome of any such actions and claims will not materially affect these consolidated financial statements.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

16.  FINANCIAL INSTRUMENTS

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company hedges only its contracted net receivables and payables using a variety of financial instruments. The Company does not issue or hold financial instruments for trading purposes.

For accounting purposes, financial instruments relating to trade and other balances and which are specifically identified are accounted for as hedges. Gains and losses from hedging firm commitments are expensed as incurred.

The Company is exposed to credit losses in the event of non-performance by counterparties to financial instruments, but considers this risk to be minimal.

Outstanding off-balance sheet contracts as of December 31, 1998 were:

                                                                NOTIONAL AMOUNT      AVERAGE TERM
                                                                ---------------    ----------------
                                                                 (IN THOUSANDS)    (REMAINING DAYS)
Forward exchange contracts..................................             $5,188                  87
                                                                         ------              ------
                                                                         ------              ------

The table above summarizes the notional amounts and average term remaining of the Company's forward exchange contracts. The notional amounts of off-balance sheet contracts summarized above do not represent amounts exchanged by the parties and thus are not a measure of the exposure of the Company. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the contract. Foreign currency amounts are translated at rates current at the reporting date.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure of estimated fair value of financial instruments is based on the requirements of Statements of Financial Accounting Standards No. 105, 107 and 119, and upon the assumptions or methods described below. Different estimates may have been obtained had other assumptions or methods been applied. The estimates are not necessarily indicative of amounts that would be realized in a market exchange.

CASH, RECEIVABLES, PAYABLES AND SHORT-TERM BORROWINGS

The carrying amounts of these items approximate fair value.

LONG-TERM DEBT

The fair value is the estimated net present value of future cash flows using estimated current rates at which similar bank loans could be obtained for the remaining maturities. As of December 31, 1998, the fair value and the carrying amount of convertible subordinated note debt were approximately the same.

FORWARD EXCHANGE CONTRACTS

The fair value is the amount at which the forward contract would be settled, based upon estimates obtained from external counterparties. As of December 31, 1998, the fair value of forward exchange contracts did not differ significantly from their notional values.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

18.  SUPPLEMENTAL DISCLOSURES ON CASH FLOWS

NON-CASH INVESTING ACTIVITIES

Fixed asset additions financed through capital leases amounted to $279,000, $121,000 and $463,000 for the year ended December 31, 1998, the year ended December 31, 1997 and the year ended December 31, 1996, respectively.

Further non-cash investing activities relating to acquisitions are detailed in
Note 21.

19.  LEGAL SETTLEMENT

The Company entered into a settlement agreement with Digital Stock Corporation over a complaint filed in 1997. This resulted in a one time charge to 1997 earnings of $1.0 million (including legal expenses).

20.  SEGMENT INFORMATION

As a provider of visual content, the Company operates one business segment. Sales are reported in the geographic area where they originate.

Financial information by geographic areas is as follows, this information is subject to the impact of translation differences and is therefore not a reflection of the relative performance of individual areas:

                                            EUROPE    NORTH AMERICA    REST OF WORLD      CONSOLIDATED
                                           -------    -------------    -------------    --------------
                                                                                        (IN THOUSANDS)
GETTY IMAGES, INC.
YEAR ENDED DECEMBER 31, 1998
Sales to customers.....................    $94,823          $85,339           $4,922          $185,084
                                           -------         --------         --------         ---------
                                           -------         --------         --------         ---------
GETTY COMMUNICATIONS PLC
YEAR ENDED DECEMBER 31, 1997
Sales to customers.....................    $37,505          $48,266          $15,026          $100,797
                                           -------         --------         --------         ---------
                                           -------         --------         --------         ---------
GETTY COMMUNICATIONS PLC
YEAR ENDED DECEMBER 31, 1996
Sales to customers.....................    $32,115          $36,069          $16,830           $85,014
                                           -------         --------         --------         ---------
                                           -------         --------         --------         ---------

Due to the nature of the operations of the Company sales are made to a diverse client base and there is no reliance on a single customer or group of customers.

21.  ACQUISITIONS

PHOTODISC

On February 9, 1998, a wholly-owned subsidiary of Getty Images acquired PhotoDisc. PhotoDisc develop and market digital stock photography, products and electronic delivery of images. The purchase consideration was $245.7 million including expenses, which included the issue of 8,083,831 shares of Getty Images Common Stock, at a total market value of $171.8 million.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

21.  ACQUISITIONS (CONTINUED)

                                                                      BOOK AND
                                                                    FAIR VALUE
                                                                --------------
                                                                (IN THOUSANDS)
Cash consideration to holders of PhotoDisc Common Stock and
  Series A Preferred Stock..................................           $34,076
Getty Images' transaction expenses..........................            10,155
                                                                     ---------
Cash costs of the acquisition...............................            44,231
Stock consideration -- Shares of Getty Images Common Stock
  issued (8,083,831 at $21.25)..............................           171,781
Fair value of options over shares of PhotoDisc Common Stock
  converted to options over shares of Getty Images Common
  Stock.....................................................            29,701
                                                                     ---------
Total purchase price........................................           245,713
PhotoDisc net assets at February 9, 1998....................            (3,366)
                                                                     ---------
Excess of purchase price over net assets acquired...........          $242,347
                                                                     ---------
                                                                     ---------
Amount allocated to specific intangibles (amortized over 2
  to 3 years)...............................................            46,387
Amount allocated to goodwill (amortized over 20 years)......           195,960
                                                                     ---------
                                                                      $242,347
                                                                     ---------
                                                                     ---------

ALLSPORT

On February 10, 1998, Getty Images purchased the entire issued share capital of Allsport. Allsport is a world-wide sports photography company, providing images to the sports journalism market and the broader market of advertisers and sports promoters. The purchase consideration was $51.1 million, including expenses, which included the issue of 1,137,916 shares of Getty Images Common Stock at a total market value of $24.2 million.

                                                                   BOOK AND
                                                                  FAIR VALUE
                                                                --------------
                                                                (IN THOUSANDS)
Cash consideration to holders of Allsport Ordinary Shares at
  closing...................................................           $26,998
Getty Images' transaction expenses..........................               900
                                                                     ---------
Cash costs of the acquisition...............................            27,898
Stock consideration -- Shares of Getty Images Common Stock
  issued (691,899 at $21.25)(1).............................            14,703
Fair value of options over shares of Allsport Ordinary
  Shares held by an Employee Benefit Trust, converted to
  options over shares of Getty Images Common Stock(1).......             8,511
                                                                     ---------
Total purchase price........................................            51,112
Allsport net assets at February 10, 1998....................              (631)
                                                                     ---------
Excess of purchase price over net assets acquired...........           $50,481
                                                                     ---------
                                                                     ---------
Amount allocated to specific intangibles (amortized over 2
  to 3 years)...............................................             4,571
Amount allocated to goodwill (amortized over 20 years)......            45,910
                                                                     ---------
                                                                       $50,481
                                                                     ---------
                                                                     ---------

(1) Of the stock consideration of 1,137,916 shares of Getty Images Common Stock, 446,017 were issued to an Employee Benefit Trust established on behalf of certain employees of Allsport. Such shares of Getty Images Common Stock have not been valued for the purpose of calculating the stock consideration, but

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

21.  ACQUISITIONS (CONTINUED)
     the underlying options over Allsport Ordinary Shares, which converted into options over shares of Getty Images Common Stock, have been valued by reference to the Black Scholes Option pricing model.

ENERGY

On July 25, 1997, the Company acquired all of the common stock of Energy Film Library Inc. ("Energy"). Energy is a Los Angeles based provider of contemporary stock footage with another office in New York and representation in most major markets through independent third agencies. The purchase consideration was $17.5 million including expenses, which included the issue of 617,762 Class A Shares at a total market value of $4.0 million.

                                                                 BOOK AND
                                                                FAIR VALUE
                                                              --------------
                                                              (IN THOUSANDS)
Cash paid, including acquisition expenses...................         $13,500
Stock consideration -- Shares of Getty Communications stock
  issued (617,762 at $6.47).................................           4,000
                                                                    --------
Total purchase price........................................          17,500
Energy net liabilities acquired at July 25, 1997............            $181
                                                                    --------
Excess of purchase price over net assets acquired, allocated
  to goodwill (amortized over 20 years).....................         $17,681
                                                                    --------
                                                                    --------

LIAISON

On March 14, 1997, the Company acquired all the common stock of Liaison Inc. ("Liaison"). Liaison is a provider of photographs to the photojournalist market, operating primarily in North America but with relationships with independent third party agencies in most major markets.

The purchase consideration was $9.4 million, including expenses, which included the issue of 311,846 Class A Shares at total market value of $2.6 million.

                                                                 BOOK AND
                                                                FAIR VALUE
                                                              --------------
                                                              (IN THOUSANDS)
Cash paid, including acquisition expenses...................          $6,809
Stock consideration -- Shares of Getty Communications stock
  issued (311,846 at $8.34).................................           2,600
                                                                    --------
Total purchase price........................................           9,409
Liaison net liabilities acquired at March 14, 1997..........            $793
                                                                    --------
Excess of purchase price over net assets acquired, allocated
  to goodwill (amortized over 25 years).....................         $10,202
                                                                    --------
                                                                    --------

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

22.  PRO FORMA INFORMATION RELATING TO ACQUISITIONS (UNAUDITED)

The following unaudited pro forma information shows the results of the Company for each of the three years ended December 31, 1998, as if the acquisition of Hulton Getty Holdings Limited, Fabulous Footage and World View occurred on January 1, 1996, the acquisitions of Liaison and Energy occurred on January 1, 1997 and the acquisitions of PhotoDisc and Allsport occurred on January 1, 1998. The proforma information includes adjustments related to the financing of the acquisitions, the effect of amortizing goodwill and other intangible assets acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

                                                                        UNAUDITED
                                                             --------------------------------
                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Sales....................................................    $191,912    $105,592     $93,120
Net (loss)/income........................................     (36,616)      3,692       2,786
Net (loss)/income per share..............................      $(1.26)      $0.09       $0.09

                               GETTY IMAGES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1998

                               INDEX TO EXHIBITS

NUMBER ASSIGNED
IN REGULATION S-K,
ITEM 601               DESCRIPTION OF EXHIBIT
------------------     ----------------------
(1)         2.1        Merger Agreement, dated as of September 15, 1997, among
                       Getty Communications (USA), Inc., Getty Communications plc,
                       PhotoDisc, Inc. and Print Merger, Inc. (2.1)
(2)         2.2        Agreement for the sale of the whole of the issued share
                       capital of Allsport Photographic plc, dated February 6,
                       1998, among Getty Images, Getty Communications and Stephen
                       Michael Powell and others named therein (2.2)
(1)         3.1.1      Amended and Restated Certificate of Incorporation of Getty
                       Images (3.1)
(3)         3.1.2      Certificate of Amendment to the Certificate of Incorporation
                       of Getty Images (1)
(1)         3.2        Bylaws of Getty Images (3.2)
(4)         4.1        Indenture relating to the Company's 4.75% Convertible
                       Subordinated Notes due 2003, dated as of May 27, 1998,
                       between Getty Images, Inc. and The Bank of New York, as
                       Trustee (4.1)
(4)         10.1       Registration Rights Agreement, dated as of May 27, 1998,
                       among Getty Images, Inc. and BT Alex Brown Incorporated,
                       BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette
                       Securities Corporation and Hambrecht & Quist LLC (10.1)
(5)         10.2       Employment Agreement between Getty Communications plc and
                       Mark Getty (10.1)
(5)         10.3       Employment Agreement between Getty Communications plc and
                       Jonathan Klein for services performed within the U.K. (10.3)
(5)         10.4       Employment Agreement between the Company and Jonathan Klein for services performed outside the U.K. (10.4)
(5)         10.5       Employment Agreement between the Company and William Heston
                       (10.5)
(5)         10.6       Employment Agreement between the Company and Heather Redman
                       (10.6)
(5)         10.7       Employment Agreement between the Company and Robert J.
                       Chamberlain (10.7)
(5)         10.8       Employment Agreement between the Company and Sally von
                       Bargen (10.8)
            10.9       Employment Agreement between the Company and David Howard.
            10.10      Employment Agreement between the Company and John Hallberg.
            10.11      Employment Agreement between the Company and Christopher J.
                       Roling.
            10.12      Separation Agreement between the Company and Robert J.
                       Chamberlain.
            10.13      Separation Agreement between the Company and Mark Torrance.
            10.14      Separation Agreement between the Company and Stephen
                       Warshaw.
            10.15      Separation Agreement between the Company and Stephen Mayes.
(2)         10.16      Credit Agreement, dated February 9, 1998, among Getty
                       Images, Midland Bank plc and HSBC Investment Bank plc (10.1)
(2)         10.17      Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited (10.2)
(2)         10.18      Lease dated March 11, 1993 between Bantry Investments
                       Limited and Tony Stone Associates Limited (10.3)

NUMBER ASSIGNED
IN REGULATION S-K,
ITEM 601               DESCRIPTION OF EXHIBIT
------------------     ----------------------
(2)         10.19      Counterpart Lease dated March 11, 1993 between Bantry
                       Investments Limited and Tony Stone Associates Limited (10.4)
(2)         10.20      Lease dated October 23, 1990 between Bantry Investments
                       Limited and Tony Stone Associates Limited (10.5)
(2)         10.21      Lease Agreement dated November 1, 1997 between Marshall
                       Building, L.L.C. and PhotoDisc, Inc. (10.6)
(2)         10.22      Lease dated February 14, 1997 between Martin Selig and
                       PhotoDisc, Inc. (10.7)
(1)         10.23      Stockholders' Transaction Agreement, dated as of September
                       15, 1997, among Getty Images, Inc., certain shareholders of
                       PhotoDisc, Inc. and Mark Torrance, as representative of the shareholders (10.1)
(1)         10.24      Restated Option Agreement among the Company, Getty
                       Communications plc and Getty Investments L.L.C. (10.21)
(1)         10.25      Stockholders' Agreement among the Company and certain
                       stockholders of the Company (10.8)
(1)         10.26      Registration Rights Agreement among the Company, PDI, L.L.C.
                       and Mark Torrance (10.6)
(1)         10.27      Registration Rights Agreement among the Company and Getty
                       Investments L.L.C. (10.7)
(1)         10.28      Restated Shareholders' Agreement among the Company, Getty
                       Investments L.L.C. and the Investors named therein (10.8)
(1)         10.29      Registration Rights Agreement dated July 3, 1996 among Getty
                       Communications plc, Simon Thornley, Brian Wolske, Lawrence
                       Gould, Jonathan Klein and Mark Getty and Form of Amendment
                       among the Company, Getty Communications plc, Lawrence Gould,
                       Jonathan Klein and Mark Getty (10.6)
(1)         10.30      Registration Rights Agreement dated July 3, 1996 among Getty
                       Communications plc, Crediton Limited and October 1993 Trust
                       and Form of Amendment among the Company, Getty
                       Communications plc, Crediton Limited and October 1993 Trust
                       (10.17)
(1)         10.31      Registration Rights Agreement dated July 3, 1996 among Getty
                       Communications plc, Hambro European Ventures Limited, Hambro
                       Group Investments Limited, RIT Capital Partners plc and Tony
                       Stone and Form of Amendment among the Company, Getty
                       Communications plc and The Schwartzberg Family L.P. (10.18)
(1)         10.32      Registration Rights Agreement dated July 25, 1997 between
                       Getty Communications plc and The Schwartzberg Family L.P.
                       and Form of Amendment among the Company, Getty
                       Communications plc and The Schwartzberg Family L.P. (10.19)
(1)         10.33      Indemnity between the Company and Getty Investments L.L.C.
                       (10.15)
(1)         10.34      Escrow Agreement among the Company, certain shareholders of
                       PhotoDisc, Inc. and Citibank, as Escrow agent (10.2)
(1)         10.35      Getty Images, Inc. 1998 Stock Incentive Plan (10.13)
(1)         10.36      Form of Indemnity among the Company, Getty Communications
                       plc and each of Mark Getty, Mark Torrance, Jonathan Klein,
                       Lawrence Gould, Andrew Garb, Manny Fernandez, Christopher
                       Sporborg, Anthony Stone and James Bailey (10.24)
            21.1       Subsidiaries of the Registrant.
            23.1       Consent of PricewaterhouseCoopers.

NUMBER ASSIGNED
IN REGULATION S-K,
ITEM 601               DESCRIPTION OF EXHIBIT
------------------     ----------------------
            27.1       Financial Data Schedule

---------------

(1) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant. (Exhibit number in the Form S-4 is set forth in italics.)

(2) Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (Exhibit number in the Form 10-K is set forth in italics.)

(3) Incorporated by reference from the Exhibits to the 8-K dated November 10, 1998. (Exhibit number in the 8-K is set forth in italics.)

(4) Incorporated by reference from the Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998. (Exhibit number in the 10-Q is set forth in italics.)

(5) Incorporated by reference from the Exhibit to the Company's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997. (Exhibit number in the 10-K/A is set forth in italics.)