Form 10-Q
period 1999-03-31
GETTY IMAGES INC
filed 1999-05-17
CIK 1047202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        --------------------------------


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


        2101 FOURTH AVENUE                               101 BAYHAM STREET
           FIFTH FLOOR                                    LONDON, ENGLAND
   SEATTLE, WASHINGTON 98121                                   NW1 0AG
         (206) 695 3400                                 (001 44 171) 544 3456


                                   ----------

             (Addresses, including zip code, and telephone numbers,
              including area code, of principal executive offices)


                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes x No

As of May 3, 1999, there were 35,069,307 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                               GETTY IMAGES, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE
                        THREE MONTHS ENDED MARCH 31, 1999



                                                                        PAGE
PART I  -  FINANCIAL INFORMATION
      Item 1.  Consolidated Financial Statements                          3
      Item 2.  Management's  Discussion and Analysis of Financial
                 Condition and Results of Operations                      9

PART II - OTHER INFORMATION
      Item 5.  Other Information                                          22
      Item 6.  Exhibits and Reports on Form 8-K                           22

                               GETTY IMAGES, INC.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               GETTY IMAGES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                           THREE MONTHS ENDED
                                                    -----------------------------------
                                                    MARCH 31, 1999    MARCH 31, 1998(1)
                                                           $                   $
                                                     (IN THOUSANDS)     (IN THOUSANDS)
Sales                                                    52,150              37,931
Cost of sales                                            13,841              11,607
                                                        -------             -------
GROSS PROFIT                                             38,309              26,324
                                                        -------             -------

Selling, general and administrative expenses             28,724              19,748
Amortization of intangibles                              10,224               6,897
Depreciation                                              4,606               2,897
                                                        -------             -------
                                                         43,554              29,542
                                                        -------             -------

OPERATING LOSS                                           (5,245)             (3,218)
Net interest expense                                       (811)               (551)
Net exchange loss                                          (391)               (356)
                                                        -------             -------

LOSS BEFORE INCOME TAXES                                 (6,447)             (4,125)
Income taxes                                             (1,435)             (1,080)
                                                        -------             -------

NET LOSS                                                 (7,882)             (5,205)
                                                        -------             -------

Basic loss per share                                    $ (0.26)            $ (0.21)
                                                        =======             =======
Diluted earnings per share                                  N/A                 N/A
                                                        =======             =======


(1) Reflects the combination of the unaudited consolidated statement of operations of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the unaudited consolidated statement of operations of Getty Images, Inc. for the period February 10, 1998 through March 31, 1998.

The accompanying notes on pages 6 to 7 are an integral part of these consolidated financial statements.

                               GETTY IMAGES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                   MARCH 31, 1999      DECEMBER 31, 1998
                                                          $                    $
                                                   (IN THOUSANDS)       (IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                8,249               16,150
Accounts receivable, net                                38,940               32,967
Prepaid expenses and other assets                       20,715               17,258
Inventories, net                                         3,231                2,834
                                                      --------             --------

TOTAL CURRENT ASSETS                                    71,135               69,209
Fixed assets, net                                       63,669               62,757
Intangible assets, net                                 315,637              325,861
Deferred tax assets                                      4,969                5,036
                                                      --------             --------

TOTAL ASSETS                                           455,410              462,863
                                                      ========             ========

                     LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES
Accounts payable                                        26,304               26,232
Accrued expenses                                        21,371               20,148
Income taxes payable                                        --                   --
Current portion of long-term debt                          108                  202
                                                      --------             --------

TOTAL CURRENT LIABILITIES                               47,783               46,582
Long-term debt                                          72,532               72,354
                                                      --------             --------

TOTAL LIABILITIES                                      120,315              118,936
                                                      ========             ========

STOCKHOLDERS' EQUITY
Common stock                                               307                  306
Additional paid-in capital                             369,968              368,267
Retained losses                                        (36,141)             (28,259)
Cumulative translation adjustments                         961                3,613
                                                      --------             --------

TOTAL STOCKHOLDERS' EQUITY                             335,095              343,927
                                                      --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             455,410              462,863
                                                      ========             ========



The accompanying notes on pages 6 to 7 are an integral part of these consolidated financial statements.

                               GETTY IMAGES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                ---------------------------------
                                                                MARCH 31, 1999    MARCH 31, 1998(1)
                                                                       $                  $
                                                                (IN THOUSANDS)     (IN THOUSANDS)
NET CASH FLOWS FROM OPERATING ACTIVITIES                             (1,517)             6,145
                                                                    -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
        Business acquisitions, net of cash acquired                       -            (65,730)
        Purchase of fixed assets                                     (7,631)            (4,152)
                                                                    -------            -------

NET CASH USED IN INVESTING ACTIVITIES                                (7,631)           (69,882)
                                                                    -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from debt issuance                                       -             48,169
        Payments of principal balance of debt                           (94)           (18,349)
        Proceeds from issuance of ordinary shares                       708             28,398
                                                                    -------            -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               614             58,218
                                                                    -------            -------

Exchange rate differences arising from translation of foreign
  currency balances                                                     633                411
Net decrease in cash and cash equivalents                            (7,901)            (5,108)
Cash and cash equivalents
-       beginning of period                                          16,150             29,234
                                                                    -------            -------
-       end of period                                                 8,249             24,126
                                                                    =======            =======


            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                        THREE MONTHS ENDED
                                                                ----------------------------------
                                                                MARCH 31, 1999    MARCH 31, 1998(1)
                                                                       $                  $
                                                                 (IN THOUSANDS)     (IN THOUSANDS)
Net loss                                                             (7,882)            (5,205)
Other comprehensive income, net of tax:
Foreign currency translation adjustments                             (2,653)             6,098
                                                                    -------             ------

COMPREHENSIVE (LOSS)/INCOME                                         (10,535)               893
                                                                    ========            ======

The accompanying notes on pages 6 to 7 are an integral part of these consolidated financial statements.

(1) Reflects the combination of the unaudited condensed consolidated statement of cash flows and unaudited consolidated statement of comprehensive income of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the unaudited condensed consolidated statement of cash flows and the unaudited consolidated statement of comprehensive income of Getty Images, Inc. for the period February 10, 1998 through March 31, 1998.

                               GETTY IMAGES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PREPARATION

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report"), Commission file No. 000-23747, that was filed with the Commission on March 31, 1999. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of the operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the full fiscal year.

The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

3. PROVISION FOR INCOME TAXES

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual income tax rate. The Company is providing for income taxes in 1999 at an effective tax rate of 38.0% of net income before amortization of goodwill, which is largely non-tax deductible. The comparative rate for the year ended December 31, 1998 was 38.0%.

4. EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are computed in accordance with FAS No. 128, "Earnings per Share", which is effective for fiscal periods ending after December 15, 1997.

Diluted earnings per share are not given for the quarter ended March 31, 1999 or March 31, 1998 due to the loss incurred in those periods. Basic loss per share for the three month period ended March 31, 1999 is computed on the basis of 30,648,000 weighted average number of shares in issue. Basic loss per share for the three month period ended March 31, 1998 is computed on the basis of 25,194,000 weighted average number of shares in issue.

5. FOREIGN CURRENCY TRANSLATION

An unrealized net exchange loss of $1,850,000 for the three month period ended March 31, 1999 (three month period ended March 31, 1998: $ nil) arose on the translation of certain intercompany foreign currency transactions deemed to be of a long-term nature. These transactions are not planned to be settled in the foreseeable future and are reported in the same manner as foreign currency translation adjustments in stockholders' equity in accordance with FAS52 `Foreign Currency Translation'.

6. SEGMENT INFORMATION

Getty Images operates in one business segment and all intercompany transactions are eliminated on consolidation.

As a result, revenues from external customers are $52,150,000 in the first quarter of 1999 and $37,931,000 for the corresponding time period in 1998.

7. SUBSEQUENT EVENTS

On May 4, 1999, the Company completed the acquisition of Art.com, Inc. ("Art.com"). Under the terms of the acquisition, Art.com shareholders received
4.25 million newly issued shares of common stock in Getty Images. The Art.com shareholders may receive additional consideration of no more than $84 million, consisting of shares and cash, depending upon the value of Getty Images' stock at the time of payment.

REPORT ON UNAUDITED INTERIM FINANCIAL INFORMATION


TO THE BOARD OF DIRECTORS OF GETTY IMAGES, INC.



We have reviewed the accompanying interim consolidated financial statements of Getty Images, Inc. and subsidiaries as of March 31, 1999 and for the three month period then ended as set forth on pages 3 to 7. These interim financial statements are the responsibility of the company's management.

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



May 17, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF GETTY IMAGES, INC. ("GETTY IMAGES" OR THE "COMPANY") AND THE NOTES THERETO, AND OTHER FINANCIAL INFORMATION CONTAINED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

THE STATEMENTS IN THIS SECTION THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 27E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS QUARTERLY REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER "ITEM 1: BUSINESS - H. FACTORS THAT MAY AFFECT THE BUSINESS" IN THE COMPANY'S FORM 10-K.

THE FOLLOWING DISCUSSION DOES NOT INCORPORATE THE ACQUISITION OF ART.COM ON MAY 4, 1999.


OVERVIEW

Getty Images (getty-images.com) is a leading global visual content provider extensively involved in e-commerce, offering products and services over its websites and through a diverse set of channels. Getty Images owns or controls content products across most major categories of the visual content industry. Through its e-commerce enabled websites and international network of wholly-owned offices, agents and distributors, Getty Images is able to provide its customers access to image and footage products. Its visual content brands and businesses include Allsport (allsport.com), a leading provider of global sports photography; Energy Film Library (digital-energy.com), a leading provider of stock footage; Liaison Agency (liaisonphoto.com), a leading provider of North American news and reporting photography; Hulton Getty (hultongetty.com), one of the largest commercially available collections of archival photography; and Tony Stone Images (tonystone.com) and PhotoDisc (photodisc.com), leaders in contemporary stock photography.

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

The Company's sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Sales generally consist of a large number of relatively small transactions involving the sale either of single images, video and film clips or of CD-ROM products containing between 100 and 300 images. Getty Images utilizes a variety of digital and analog distribution platforms, including electronic commerce via the Internet, CD-ROM, 35 mm film, video and traditional analog transparencies. Price is determined by the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups. Sales are also generated from subscription and bulk purchase deals where customers are provided access to imagery on-line.

Getty Images' cost of sales primarily consists of commission payments to contributing photographers and cinematographers. These suppliers are under contract to the Company and receive payments of up to 50 percent of sales depending on the product sold and the location of the sale. Minimal payments are due for sales of Hulton Getty's and Allsport's imagery and certain images of the other brands as most of the images are owned by the Company and do not require commission payments. Also included in the cost of sales is the cost of CD-ROM production at PhotoDisc.

The Company's selling, general and administrative expenses include salaries and related staff costs, premises and utility costs and marketing and catalog costs. In the case of Allsport, staff costs include salaries of photographers who are employed directly by the company.

The Company experienced a significant increase in the rate of demand for digital, as well as analog, search, selection and fulfillment of imagery during 1998, particularly in North America. This is evident by the launch of full e-commerce for the Company's largest brand, Tony Stone Images, in October 1998 and further enhancements in digitization in 1999, building on the significant investment made in 1998.

Getty Images amortizes goodwill and depreciates the cost of the investment in digital files, duplicate transparencies, digital files, the archival picture collection, computer systems and other fixed assets over their expected useful lives. The acquisition of PhotoDisc and Allsport generated $242 million of goodwill that will be amortized over twenty years and $51 million of other intangibles that will be amortized over periods varying from two to three years.

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

UNAUDITED RESULTS OF OPERATIONS:

                                                              THREE MONTHS ENDED MARCH 31
                                               ------------------------------------------------------
                                                               % OF                        % OF
                                                1999        NET REVENUES      1998      NET REVENUES
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
INCOME STATEMENT DATA:
Sales                                          $52,150         100.0%       $37,931         100.0%
Gross profit                                    38,309          73.5%        26,324          69.4%
Selling, general and administrative
  expenses                                     (28,724)        (55.1)%      (19,748)        (52.1)%
Amortization and depreciation                  (14,830)        (28.4)%       (9,794)        (25.8)%
Operating loss                                  (5,245)        (10.1)%       (3,218)         (8.5)%
Net interest expense                              (811)         (1.6)%         (551)         (1.5)%
Net exchange losses                               (391)         (0.7)%         (356)         (0.9)%
Net loss                                        (7,882)        (15.1)%       (5,205)        (13.7)%
OPERATING DATA:
EBITDA(1)                                       $9,584          18.4%        $6,576          17.4%

LIQUIDITY AND CAPITAL RESOURCES:
Net cash provided by/(used in):
   Operating activities                        $(1,517)                      $6,145
   Investing activities                         (7,631)                     (69,882)
   Financing activities                            614                       58,218
Net  decrease in cash and cash  equivalents
after exchange differences                      (7,901)                      (5,108)


(1) "EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), depreciation and amortization. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Images' operating performance or to cash flows as a measure of Getty Images' liquidity.

SALES

Getty Images' sales increased from $37.9 million in the first quarter of 1998 to $52.2 million in the three months ended March 31, 1999. This reflected an actual reported increase of approximately 38 percent over the first quarter of 1998. The increase was partially attributable to a pro forma increase of $4.9 million in sales from PhotoDisc and Allsport, both of which were acquired in February 1998. All of the Company's businesses experienced sales growth in the first quarter of 1999 against the same time period last year on both a pro forma and actual reported basis.

Digital sales in the quarter, consisting of e-commerce and CD-ROM sales, amounted to $20.1 million or 39 percent of sales, compared with 23 percent of sales for the first quarter of 1998. E-commerce sales as a percentage of sales increased to approximately 20 percent from 11 percent in the first quarter of 1998.

Tony Stone Images reported sales growth of more than 10 percent over the first quarter of 1998 due to increasing e-commerce sales on the new Tony Stone Images' website, as well as strong analog performance in Europe, particularly in the United Kingdom. The new website, launched in the fourth quarter of 1998, accounted for more than 15 percent of total sales for the Tony Stone Images' brand in North America for the first quarter of 1999. E-commerce sales through this website have increased approximately eight-fold since the fourth quarter of 1998.

PhotoDisc continued to perform strongly in the first quarter with sales on a pro forma basis growing by more than 30 percent against the same period in 1998. This growth was largely attributable to continued strong e-commerce sales and geographic expansion of the business in Europe. In the quarter, PhotoDisc's e-commerce sales grew nearly 80 percent over the first quarter of 1998. E-commerce sales accounted for 40 percent of total sales for the brand and over 50 percent of total sales in North America. In Europe, e-commerce sales in the first quarter grew to 20 percent of total sales against 11 percent in the first quarter of 1998.

Allsport performed well in the first quarter with pro forma sales growth of more than 10 percent. At the end of the first quarter, Allsport had in excess of 1,000 subscribers on its full e-commerce enabled website.

Energy Film Library's sales increased by more than 20 percent over the fourth quarter of 1998, largely as a result of increased marketing and outreach programs by the Los Angeles office. Liaison Agency's press division delivered solid growth in the first quarter of 1999 against the first quarter of 1998, assisted by extensive news coverage of the Clinton impeachment trial and the war in Kosovo. Hulton Getty also experienced strong quarterly sales growth with reported sales up by more than 20 percent over the first quarter of 1998, driven by strong gallery sales and a major increase in sales in the United Kingdom.

GROSS PROFIT

Gross profit margin for the quarter was 73.5 percent of sales compared to 69.4 percent in the first quarter of 1998 and 72.5 percent in the fourth quarter of 1998. This improvement reflected the increasing overall sales mix shift to e-commerce sales as well as the higher gross margins being achieved at Allsport and PhotoDisc. Allsport owns almost all of the imagery it sells, allowing it to achieve a gross margin of nearly 90 percent, while PhotoDisc's gross margins reach 86 percent, benefiting from its favorable contractual relationships and its investment in wholly-owned imagery.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses were $28.7 million in the first quarter of 1999. As a percentage of sales, SG&A costs were 55.1 percent compared with 52.1 percent in the same period last year. The increase in SG&A was largely attributable to continued and accelerated investment in advertising and marketing costs associated with the new websites as well as increased investment in management, new sales offices, the creation of new products and also new business systems. The Company will continue to make the investment necessary to migrate successfully from an analog to a digital platform.

AMORTIZATION OF INTANGIBLES AND DEPRECIATION

Amortization of intangibles was $10.2 million in the three months ended March 31, 1999, compared with $6.9 million for the same period in 1998. The increase in amortization arose from the inclusion of amortization of goodwill relating to the acquisitions of PhotoDisc and Allsport in February 1998. Intangibles of $242.3 million and $50.5 million respectively, arose on consolidation of these acquisitions. A substantial part of these intangibles, $241.9 million, has been attributed to goodwill which is being amortized over 20 years. Other intangibles of $51.0 million are being amortized over periods varying from two to three years.

Depreciation increased from $2.9 million in the three month period ended March 31, 1998 to $4.6 million in the first quarter of 1999. The increase primarily arose from the acquisitions, together with increased investment in capital expenditure related to the development of Getty Images' digital strategy. Capital expenditure was approximately $7.6 million in the first quarter of 1999 and management anticipates this will increase moderately throughout the remainder of 1999. Depreciation charges are therefore expected to increase in the short and medium term.

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

The Company's policy is to hedge a substantial majority of its contracted net receivables and payables using a combination of forward exchange contracts and foreign currency term loans. Net exchange losses were $356,000 in the first quarter of 1998 and $391,000 in the three month period ended March 31, 1999. These losses are largely unrealized and arise from revaluation of currency balances residing in the Company's subsidiary companies' books.

INCOME TAXES

The tax charge for the three month period ended March 31, 1999 was $1.4 million compared with $1.1 million in the corresponding period in 1998. Excluding the effect of the amortization of intangibles, which is largely non-tax deductible, the Company has accrued tax at an effective tax rate of 38.0 percent in 1999 as compared to 39.0 percent in the first quarter of 1998.

NET LOSS

Largely as a result of the amortization of intangibles which gave rise to a charge of $10.2 million, the Company experienced a net loss of $7.9 million in the three month period ended March 31, 1999, compared to $5.2 million in the three month period ended March 31, 1998.

EBITDA

EBITDA for the three month period ended March 31, 1999 and the corresponding period in 1998 was $9.6 million and $6.6 million respectively, representing an increase of 45.7 percent. Currency movements did not have a material impact on 1999 first quarter EBITDA.

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

Evaluation The Company has inventoried all of its major hardware and software platforms, as well as the relevant computer, embedded and communication systems, which may be affected by the Year 2000 issue and assessed the needs of the Company to become Year 2000 compliant. The Company has completed a review of the Year 2000 issues faced by its material suppliers and evaluated the risks and dependencies associated with such suppliers. The review of the Year 2000 issue faced by licensees and agents has been completed.

Implementation    The Company is well advanced in its deployment of software and hardware changes. Year 2000 compliance measures have been incorporated into all new web initiatives, becoming the standard within the Company for all new contracts and have been incorporated into the Company's due diligence program when evaluating potential acquisitions and partnerships.

In addition, the Company has begun preparation of its first stage contingency plan which addresses the identification of alternative suppliers and distribution channels and the implementation of manual systems if it becomes necessary. The Company expects to complete all contingency planning by the end of the second quarter of 1999.

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

Getty Images estimates that the expected total aggregate costs for its Year 2000 activities and related systems changes will be approximately $2.5 million, of which approximately $750,000 has been spent as of March 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Getty Images' cash resources decreased by $7.9 million in the three month period ended March 31, 1999 compared to a decrease of $5.1 million in the first quarter of 1998.

Net cash used in operating activities amounted to $1.5 million in the first quarter of 1999 compared to $6.1 million of net cash provided by operating activities in the first quarter of 1998. The cash generated was less in the first quarter of 1999, principally as a result of payments in respect of the production of stock photography catalogues and accelerated advertising and marketing costs associated with the new websites for the current year. In the three month period ended March 31, 1999, Getty Images invested $7.6 million in fixed assets compared to $4.2 million in the corresponding period in 1998. Also in the three month period ended March 31, 1999, the Company raised $0.7 million from the exercise of options.

At March 31, 1999, Getty Images had outstanding long-term debt of $75.0 million and cash of $8.2 million.


RECENT DEVELOPMENTS

In March 1999, Getty Images announced the relocation of its corporate headquarters in London to Seattle, Washington, based on the Company's increasing emphasis on e-commerce. The move will bring the Company's senior management closer to the majority of its customers and shareholders in the United States.

In April 1999, Getty Images made its imagery available to a consumer audience for the first time as PhotoDisc became the premier provider of contemporary royalty-free photography to Amazon.com's new electronic greeting card site.

On May 4, 1999, the Company completed the acquisition of Art.com, a premier online destination for art. Art.com maintains an extensive online collection of framed and unframed art, with more than 100,000 images available. Under the terms of the acquisition, Art.com shareholders received 4.25 million newly issued shares of common stock in Getty Images. The Art.com shareholders may receive additional consideration of no more than $84 million, consisting of shares and cash, depending upon the value of Getty Images' stock at the time of the payment.

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Getty Images is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt instruments, most of which are fixed-rate borrowings.

FOREIGN CURRENCY RISK

The Company has entered into forward foreign currency exchange contracts to hedge its contracted net receivables denominated in foreign currencies. Getty Images' functional currency is the US dollar. The forward foreign currency contracts typically have a term of less than six months. All forward foreign currency exchange contracts at March 31, 1999 are designated and accounted for as hedges.

The criteria used by the Company for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching to the underlying transactions. Gains and losses on these contracts, relating to the hedged risk, are recognized in income as incurred.

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

The following tables present certain information regarding the Company's use of financial instruments and should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTEREST RATE RISK
(US DOLLARS IN THOUSANDS)

                                                                MATURITIES
                                      -----------------------------------------------------------------
                                                                                         FAIR VALUE
DEBT INCLUDING CURRENT PORTION         1999        2000        2003      TOTAL        DECEMBER 31, 1998
------------------------------         ----        ----        ----      -----        -----------------
Fixed rate (USD)                                             $75,000    $75,000            $75,000
Average interest rate                                         4.75%

Other borrowings                       $108        $522                    $630               $630
Average interest rate                 7.25%       7.25%


FOREIGN EXCHANGE RISK
(CURRENCY AND US DOLLAR EQUIVALENTS IN THOUSANDS EXCEPT AVERAGE CONTRACTUAL EXCHANGE RATE WHICH IS TO THE NEAREST SECOND DECIMAL POINT)



                                                                     MATURITIES                  FAIR VALUE
                                                           ----------------------------         U.S. DOLLAR
CONTRACT TYPE                                                               U.S. DOLLAR          EQUIVALENT
                                                             1999            EQUIVALENT        MARCH 31, 1999

Buy Pound Sterling/sell French franc                         16,000            $2,682               (46)
Average contractual exchange rate (French
franc/Pound Sterling)                                          9.63

Buy Pound Sterling/sell Deutschmark                           6,100            $3,386               (13)
Average contractual exchange rate
(Deutschmark/Pound Sterling)                                   2.91

Buy Pound Sterling/sell Italian lire                      1,970,000            $1,149               (49)
Average contractual exchange rate (Italian
lire/Pound Sterling)                                       2,768.31

Buy Pound Sterling/sell Japanese yen                         48,000            $  400                 5
Average contractual exchange rate (Japanese
yen/Pound Sterling)                                          193.77

Buy Pound Sterling/sell Spanish pesetas                      98,000            $  657               (19)
Average contractual exchange rate (Spanish
pesetas/Pound Sterling)                                      240.93

Buy Pound Sterling/sell Dutch guilders                        1,350            $  667                (6)
Average contractual exchange rate (Dutch
guilder/Pound Sterling)                                        3.27


There are further forward exchange contracts at March 31, 1999 that are together considered immaterial. The US dollar equivalent maturity value of these are $1,119,000. All foreign exchange risk contracts are foreign currency forward exchange contracts between the indicated currency and the United Kingdom sterling (Pound Sterling).

Forward foreign exchange contracts between United Kingdom sterling and German Deutschmark, French francs, Italian lire, Japanese yen, Spanish pesetas and Dutch guilders account for 34 percent, 27 percent, 11 percent, 4 percent, 7 percent and 7 percent respectively of the Company's total US dollar equivalents in forward foreign exchange contracts.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On May 4, 1999, Getty Images acquired all of the outstanding stock of Art.com in a stock for stock merger transaction. Art.com is an Internet art seller and framer.

The merger and the transactions contemplated thereby were approved by the stockholders of Art.com and the directors of Getty Images on May 4, 1999. Pursuant to the merger, Print Corp., a wholly owned subsidiary of Getty Images ("Merger Sub"), was merged with and into Art.com. Getty Images issued 4,252,271 shares of Getty Images common stock to the former stockholders of Art.com in exchange for all of the issued and outstanding capital stock of Art.com. In addition, the former stockholders of Art.com are entitled to a contingent deferred payment equal to 11% of Getty Images' market capitalization increase over the 90 day period following the closing of the merger. The contingent deferred payment is only payable if Getty Images' market capitalization increases at least 20% and any payment thereafter is capped at $84 million. The number of shares of Getty Images common stock granted to the former Art.com stockholders was determined by dividing (x) 4,510,000 by (y) the sum of the number of shares of Art.com common stock and preferred stock issued and outstanding prior to the merger and the number of shares of Art.com common stock issuable upon exercise of all of Art.com's stock options and warrants granted prior to the merger.

Required financial statements for Art.com will be filed separately within 60 days of the filing of this Report on Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Reference is made to the Index of Exhibits beginning on page 24 for a list of all exhibits filed as part of this report.

REPORTS ON FORM 8-K

Form 8-K filed on January 13, 1999, reporting Items 5 and 7.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GETTY IMAGES, INC.


DATE: MAY 17, 1999                     By: /s/ Christopher J. Roling
                                           -------------------------------------
                                           Name:  Christopher J. Roling
                                           Title: Chief Financial Officer

                               GETTY IMAGES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                INDEX TO EXHIBITS


   EXHIBIT NUMBER                     DESCRIPTION OF EXHIBIT
     2.1              Agreement and Plan of Merger, dated as of May 4, 1999,
                      among Getty Images, Merger Sub and Art.com.

     (1)3.1.1         Amended and Restated Certificate of Incorporation of Getty
                      Images

     (2)3.1.2 Certificate of Amendment to the Certificate of Incorporation of Getty Images

     (1)3.2           Bylaws of Getty Images

     10.1.1 Contingent Deferred Payment, Exhibit 2.01(f) of Agreement and Plan of Merger

     10.1.2 Form of Registration Rights Agreement between Getty Images and each of the individual stockholders of Art.com

     27.1             Financial Data Schedule


--------------------

(1) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant. (Exhibit number in the Form S-4 is set forth in italics.)

(2) Incorporated by reference from the Exhibit to the 8-K dated November 10, 1998. (Exhibit number in the 8-K is set forth in italics.)