Form 10-Q/A
period 1999-03-31
GETTY IMAGES INC
filed 1999-07-16
CIK 1047202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A

    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

         2101 Fourth Avenue                   101 Bayham Street
            Fifth Floor                        London, England
     Seattle, Washington 98121                     NW1 0AG
           (206) 695-3400                   (011 44 171) 544 3456

                               ------------------

              (Address, including zip code, and telephone numbers, including area code, of principal executive offices)

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

As of May 3, 1999, there were 35,069,307 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                                EXPLANATORY NOTE

        This Form 10-Q/A amends Item 5 of Part II, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed by the Registrant on May 17, 1999. The Item 5 in that report is being replaced in its entirety by the item enclosed in this amendment.

                               GETTY IMAGES, INC.

                       Amendment No. 1 to Quarterly Report
                              On Form 10-Q for the
                        three months ended March 31, 1999


                                    PART II.
                                OTHER INFORMATION

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

                                  ART.COM, INC.
                     (FORMERLY KNOWN AS ARTUFRAME.COM, INC.)


                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Directors and Stockholders of Art.com, Inc.:



We have audited the accompanying balance sheet of ART.COM, INC. (formerly known as Artuframe.com, Inc.) (a Delaware corporation) as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Art.com, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Chicago, Illinois
March 12, 1999
(except for Note 10, as to
which the date is May 5, 1999)

                                  ART.COM, INC.
                     (FORMERLY KNOWN AS ARTUFRAME.COM, INC.)


                                  BALANCE SHEET

                             AS OF DECEMBER 31, 1998



                                     ASSETS
--------------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                        $ 6,400,674
   Accounts receivable-
      Trade                                                             120,952
      Commissions                                                        31,725
      Related party                                                      26,750
   Inventory                                                            181,027
   Prepaid expenses                                                      77,472
                                                                    -----------
                 Total current assets                                 6,838,600
                                                                    -----------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures and equipment                                    230,336
   Computer equipment                                                   101,634
   Computer software                                                    330,716
   Automobile                                                            19,185
   Leasehold improvements                                                29,067
                                                                    -----------
                                                                        710,938

   Less- Accumulated depreciation                                       (91,822)
                                                                    -----------
                 Property and equipment, net                            619,116
                                                                    -----------

OTHER ASSETS:
   Security deposits                                                    100,753
   Intangible assets, net of amortization of $26,222                    831,278
                                                                    -----------
                 Total other assets                                     932,031
                                                                    -----------
                 Total assets                                       $ 8,389,747
                                                                    ===========

                                  ART.COM, INC.
                     (FORMERLY KNOWN AS ARTUFRAME.COM, INC.)


                                  BALANCE SHEET

                             AS OF DECEMBER 31, 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                     $    786,925
   Current portion of capital leases                                          26,670
   Accrued payroll expenses                                                   50,962
   Deferred compensation                                                      80,327
   Other accrued liabilities                                                  94,316
                                                                        ------------
                 Total current liabilities                                 1,039,200
                                                                        ------------

CAPITAL LEASES, net of current portion                                        71,416
                                                                        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, convertible, $.001 par value, 30,000,000 shares authorized, 11,500,000 issued and outstanding, at liquidation
      value                                                               11,500,000
   Common stock, $.001 par value, 35,000,000 shares authorized,
      5,317,000 issued and outstanding                                         5,317
   Additional paid-in capital                                              1,204,049
   Accumulated deficit                                                    (5,430,235)
                                                                        ------------
                 Total stockholders' equity                                7,279,131
                                                                        ------------
                 Total liabilities and stockholders' equity             $  8,389,747
                                                                        ============



              The accompanying notes to financial statements are an
                      integral part of this balance sheet.

                                  ART.COM, INC.
                     (FORMERLY KNOWN AS ARTUFRAME.COM, INC.)


                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1998


REVENUE:
   Sales                                      $   196,679
   Commissions                                    187,396
                                              -----------
                 Total revenue                    384,075

COST OF GOODS SOLD                                285,420
                                              -----------
                 Gross profit                      98,655

OPERATING EXPENSES:
   Salaries and benefits                        1,715,432
   General and administrative                   1,071,128
   Commissions                                     39,456
   Selling and marketing                        1,772,191
   Information technology                         827,956
                                              -----------
                 Total operating expenses       5,426,163
                                              -----------
                 Operating loss                (5,327,508)
                                              -----------

OTHER INCOME (EXPENSE):
   Other income                                    12,390
   Interest expense                               (73,523)
                                              -----------
                 Total other expense              (61,133)
                                              -----------

NET LOSS                                      $(5,388,641)
                                              ===========



              The accompanying notes to financial statements are an
                        integral part of this statement.

                                  ART.COM, INC.
                     (FORMERLY KNOWN AS ARTUFRAME.COM, INC.)


                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss for the year                                                    $ (5,388,641)
   Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                           122,543
         Changes in operating assets and liabilities-
           Increase in accounts receivable, net                                 (142,933)
           Increase in inventory                                                (181,027)
           Increase in prepaid expenses                                          (72,972)
           Increase in deposits                                                 (100,753)
           Increase in accounts payable                                          768,873
           Increase in accrued payroll expenses                                   90,962
           Increase in deferred compensation                                      80,327
           Increase in other accrued liabilities                                  43,380
           Increase in capital lease obligation                                   98,085
                                                                            ------------
                 Net cash used in operating activities                        (4,682,156)
                                                                            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (683,871)
   Acquisitions                                                                 (857,500)
                                                                            ------------
                 Net cash used in investing activities                        (1,541,371)
                                                                            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt                                              11,500,000
   Issuance of common stock                                                      551,215
   Capital contribution                                                          472,424
                                                                            ------------
                 Net cash provided by financing activities                    12,523,639
                                                                            ------------

NET INCREASE IN CASH                                                           6,300,112

CASH, beginning of year                                                          100,562
                                                                            ------------

CASH, end of year                                                           $  6,400,674
                                                                            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                   $     73,523
                                                                            ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued in connection of business acquisition             $     35,627
      Common stock transferred from principal shareholder                        472,424
      Conversion of short-term debt to preferred stock                        11,500,000
                                                                            ============


              The accompanying notes to financial statements are an
                        integral part of this statement.

                                  ART.COM, INC.
                     (FORMERLY KNOWN AS ARTUFRAME.COM, INC.)


                        STATEMENT OF STOCKHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                 SERIES A PREFERRED STOCK,
                                                      $.001 PAR VALUE,            COMMON STOCK,
                                                     30,000,000 SHARES          $.001 PAR VALUE
                                                        AUTHORIZED             35,000,000 SHARES
                                                  (AT LIQUIDATION VALUE)           AUTHORIZED
                                                 ------------------------  ------------------------   ADDITIONAL
                                     MEMBERS'      ISSUED                    ISSUED                    PAID-IN    ACCUMULATED
                                     CAPITAL       SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL      DEFICIT
                                   -----------   -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 1997         $   150,100            --  $        --           --  $        --  $        --  $   (41,594)

   Members' capital contributions      551,215            --           --           --           --           --           --
   Class B membership interest
      issued in connection with
      business acquisition              35,627            --           --           --           --           --           --
   Transfer of members' capital
      and Class B interest to
      common stock related to
      conversion from limited
      liability company (LLC) to
      a C-Corporation                 (736,942)           --           --    5,317,000        5,317      731,625           --
   Value of services exchanged
      for Common Stock from
      principal shareholder                 --            --           --           --           --      472,424           --
   Conversion of debt to Series A
      Preferred Stock                       --    11,500,000   11,500,000           --           --           --           --
   Net loss for the year                    --            --           --           --           --           --   (5,388,641)
                                   -----------   -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 1998         $        --    11,500,000  $11,500,000    5,317,000  $     5,317  $ 1,204,049  $(5,430,235)
                                   ===========   ===========  ===========  ===========  ===========  ===========  ===========



               The accompanying notes to financial statements are
                       an integral part of this statement

                                  ART.COM, INC.
                     (FORMERLY KNOWN AS ARTUFRAME.COM, INC.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998



1.   DESCRIPTION OF BUSINESS

     Artuframe, LLC was formed on September 19, 1997, to engage in business as an online retailer of print art and frames. In December of 1998, Artuframe, LLC was merged into Artuframe.com, Inc. (the "Company"), a Delaware C-Corporation. Subsequent to year end, the Company changed its name to Art.com, Inc.

     The Company offers a searchable selection of art prints, posters, limited editions, reproductions, originals and custom framing through proprietary visualization software on the Internet. The software allows customers to choose a print, mat, frame and glass and view the assembled artwork online prior to purchasing it.

     In addition, the Company has a line of business called the Lederer Sales Group ("LSG"). LSG consists of sales representatives that represent manufacturers of framing and arts and crafts supplies. The Company sells these supplies to customers in the United States and internationally.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     The Company recognizes revenue from product sales, net of any discounts, when the products are shipped to customers. Outbound shipping and handling charges are included in net sales.

     LSG recognizes commission income when the sales representative makes a sale on behalf of the manufacturer.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with maturities of three months or less. The Company considers money market funds to be a cash equivalent.

     INVENTORIES

     Inventories are valued at the lower of cost or market and consist primarily of art prints and framing supplies. Approximately 98% of the inventory is classified as raw materials.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the estimated useful life of the asset. The estimated useful lives used in computing depreciation are as follows:

                     ASSET DESCRIPTION                                 LIVES
           ---------------------------------------         ---------------------------
           Furniture, fixtures and equipment               5-7 years
           Computer equipment                              3 years
           Computer software                               1-3 years
           Automobile                                      3 years
           Leasehold improvements                          Shorter of lease or useful
                                                           life of the asset

     COMPUTER SOFTWARE

     In accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," development costs are capitalized. Once the software is placed in service, it is depreciated using the straight-line method over a period of one to three years.

     SECURITY DEPOSITS

     Security deposits consist of deposits on certain leased facilities and equipment.

     INTANGIBLES

     Intangibles consist of a brand name, licenses, customer lists and a business plan. Intangibles are amortized on a straight-line basis over a period of 3 to 5 years.

     MARKETING COSTS

     Advertising costs are included in marketing expenses and are expensed as incurred. Such costs were approximately $1,200,000 as of December 31, 1998. The Company pays commissions to other Web sites that carry the Company's icon through its Affiliate Program. The Company expenses these costs as related product sales are recognized.

     INTEREST EXPENSE

     During 1998, the Company incurred interest expense of approximately $73,000 related to various short-term borrowings. There were no outstanding bank borrowings at year-end.

3.   ACQUISITIONS

     On March 27, 1998, the Company acquired the assets of Lederer Sales Group, Ltd. from the Company's president/shareholder in exchange for a 2.20% interest in Class B Membership in the amount of $35,627, and the assumption of a vehicle loan in the amount of $10,823, resulting in a purchase price of $131,950. The assets acquired consisted of accounts receivable, a vehicle and equipment, and intangibles. Since this transfer of assets was between companies under common control, this transaction was accounted for at historical cost in a manner similar to a pooling of interests. This acquisition is being amortized, using the straight-line method, over its useful life of three years.

     On November 9, 1998, the Company purchased the rights, title, and interests in the Uniform Resource Locator ("URL") "art.com" for $450,000. The acquisition was accounted for as the purchase of a brand name and the related asset has been classified as an intangible on the accompanying balance sheet. This acquisition is being amortized, using the straight-line method, over its useful life of five years.

     On November 10, 1998, the Company purchased the rights, title and interest in the URL "artunisource.com" and other intangibles for $250,000. The acquisition was accounted for as a purchase of a brand name and the related asset has been classified as an intangible on the accompanying balance sheet. This acquisition is being amortized, using the straight-line method, over its useful life of three years.

     On November 10, 1998, the Company purchased certain assets of Art Print Index, Inc. for $150,000. The assets purchased consisted of computer software and intangible licenses. This acquisition is being amortized, using the straight-line method, over its useful life of three years.


4.   LIFE-INSURANCE POLICY

     During 1998, the Company purchased a variable split-dollar life insurance policy for its president/shareholder. The death benefit of the policy is $3,000,000 payable to the Company's president's/shareholder's personal trust. The policy is such that the Company's president/shareholder has the sole right to surrender or cancel the policy; the Company has no right to cancel or surrender the policy. As of December 31, 1998, the total premiums paid on the plan during the year were approximately $11,000 and the cash surrender value as of December 31, 1998, was $2.


5.   DEFERRED COMPENSATION

     An officer/shareholder has an employment contract with the Company whereby his base salary is not to be paid until the earlier of (1) the first day of the month following the first month the Company has net income or (2) January 15, 1999. Subsequent to January 15, 1999, this amount was paid out.


6.   STOCKHOLDERS' EQUITY

     On December 2, 1998, the Company had authorized 30,000,000 shares of $.001 par value preferred stock ("Series A") and 35,000,000 shares of $.001 par value common stock. From September, 1998, to December, 1998, the Company received $11,500,000 in bridge loan financing. During December, 1998, the Company issued 11,500,000 shares of Series A Convertible Preferred Stock, having a stated value of $1 per share to convert $11,500,000 of debt to equity.

     Each share of Series A preferred stock is convertible into a number of shares of common stock determined by dividing the issue price by the conversion price, as defined in the Restated Certificate of Incorporation dated December 2, 1998. At December 31, 1998, the 11,500,000 shares of Series A preferred stock would be convertible into 11,500,000 shares of common stock. Each share of Series A preferred stock automatically converts upon a public offering, the agreement of the majority holders of the then outstanding preferred shares or by special mandatory conversion, as defined in the Restated Certificate of Incorporation. The holders of Series A preferred stock are entitled to one vote for each share of common stock into which the preferred stock could be converted at that time, and to receive noncumulative dividends at the rate of $.08 per share per annum, when and if declared by the Board. As of December 31, 1998, no dividends have been declared by the Board.

     In the event of liquidation or dissolution, the preferred stockholders are entitled to receive, before any distributions or payments are made to the holders of common stock, an amount per share equal to the sum of $1.00 for each outstanding share, as adjusted for any stock splits, stock dividends, combination, recapitalizations or the like, and all declared but unpaid dividends on each share. Five years from the date of issuance of preferred shares, by request of the preferred stock shareholders, the preferred shares may be redeemed for $1 per share, as adjusted, plus all declared but unpaid dividends.

     During the year, the principal shareholder awarded 472,424 shares of common stock to a third party for services rendered to the Company. The shares have been valued at $472,424 and the have been reflected as additional compensation expense and a capital contribution in the accompanying financial statements in accordance with Staff Accounting Bulletin No. 79.

     In connection with the conversion from an LLC to a C Corporation, all amounts of members' capital were converted to common stock and additional paid-in capital.


7.   RELATED PARTY TRANSACTIONS

     The Company has an amount due to a related party of approximately $39,000 for marketing services rendered.

     The chief technical officer of the Company is a licensor of certain software used by the Company to render images on the Company's web page. The license agreement entitled the Company to the use of the software in exchange for 1.5% of the net sales of art sold to customers using the licensed software. Subsequent to year-end, this software was purchased by the Company for $225,000.


8.   INCOME TAXES

     The Company provides for income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. As of December 31, 1998, the Company has generated tax net operating losses totaling approximately $5,430,000 and has provided a valuation allowance for the entire benefit because it has generated losses since its inception.

9.   COMMITMENTS AND CONTINGENCIES

     LEASE AGREEMENTS

     The Company currently leases office space, a warehouse and certain equipment under noncancellable operating and capital leases. Rental expense under operating lease agreements for 1998 was approximately $53,088.

     Future annual minimum lease payments under all noncancellable leases are as follows:

                                                       CAPITAL          OPERATING
                                                       LEASES             LEASES             TOTAL
                                                     ----------         ----------        ----------
Year ended December 31-
   1999                                              $   34,463         $  409,948        $  432,751
   2000                                                  33,663            425,980           451,199
   2001                                                  29,663            243,710           268,328
   2002                                                  27,191            163,427           188,872
   2003                                                      --            111,471           111,471
                                                     ----------         ----------        ----------
           Total minimum lease payments                 124,980         $1,354,536        $1,452,621
                                                                        ==========        ==========
   Less- Interest                                       (26,894)
                                                     ----------
           Net minimum lease payments                    98,086

           Less- Current portion                        (26,670)
                                                     ----------
           Long-term capital lease obligation
                                                     $   71,416
                                                     ==========

     LITIGATION

     In the normal course of business, the Company is a party to various matters involving disputes and/or litigation. While it is not possible at this time to determine the ultimate outcome of these matters, management believes that the ultimate liability, if any, will not be material to the financial statements.

     CONTRACTUAL OBLIGATIONS

     During 1998, the Company promised certain employees 498,000 stock options. The stock options were not issued and the stock option plan had not been finalized at year-end.

     The Company also promised a lessor 15,000 warrants during 1998. The warrants were not issued and the warrant plan had not been finalized at year-end.


10.  SUBSEQUENT EVENT

     Subsequent to year-end, the Company merged with a third-party buyer (the "Buyer") and became a wholly owned subsidiary under the terms of a merger agreement (the "Agreement") dated May 4, 1999. Under the terms of the Agreement, the Company's shareholders exchanged all of their shares of stock for 4.51 million shares of the Buyer's common stock. Based on the closing market price of the Buyer's stock on the closing date of the Agreement, the stock had a market value of approximately $117.8 million. Under certain predetermined conditions stipulated by the Agreement, the selling shareholders may receive up to an additional $84 million of consideration in the future. The additional consideration is payable in common stock and cash and is dependent upon the value of the Buyer's stock at the time of required payment. In addition, prior to the closing of the Agreement, the Buyer loaned the Company $10 million for working capital purposes.

        UNAUDITED CONDENSED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION


INTRODUCTORY NOTE

The following unaudited condensed pro forma consolidated financial information (the "Pro Forma Consolidated Financial Information") gives pro forma effect to the completion of the acquisition of Art.com, Inc. (the "Art.com Acquisition"), after giving effect to the pro forma adjustments described in the accompanying notes. The Pro Forma Consolidated Financial Information has been prepared from, and should be read in conjunction with, the audited historical consolidated financial statements and notes thereto of Getty Images, Inc. ("Getty Images") and the audited historical financial statements of Art.com, Inc. ("Art.com")

The Pro Forma Consolidated Financial Information is provided for illustrative purposes only and does not purport to represent what the actual results of operations of financial position of Getty Images would have been had the Art.com Acquisition occurred on the respective dates assumed, nor is it necessarily indicative of Getty Images' future operating results or consolidated financial position.

Getty Images will account for the Art.com Acquisition by the purchase method of accounting in accordance with U.S. GAAP. Accordingly, the purchase consideration for acquiring the share capital of Art.com has, on the basis of a preliminary review, been allocated to the tangible and intangible assets acquired and the liabilities assumed with the excess cost being allocated to goodwill and presented as an intangible asset.

           UNAUDITED CONDENSED PRO FORMA CONSOLIDATED INCOME STATEMENT

                          YEAR ENDED DECEMBER 31, 1998

The following unaudited condensed pro forma income statement for the year ended December 31, 1998 is derived from the audited historical consolidated statement of operations of Getty Images for the year then ended and the audited historical consolidated statement of operations of Art.com for the year then ended, after giving effect to the pro forma adjustments described in the notes to the Pro Forma Consolidated Financial Information. Such adjustments have been determined as if the Art.com Acquisition took place on January 1, 1998 the first day of the financial period presented in the Pro Forma Consolidated Financial Information.

UNAUDITED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      Pro forma           Pro forma
                                                      Getty Images     Art.com        adjustments        consolidated
                                                         (000's         (000's         (000's               (000's
                                                       except per     except per      except per          except per
                                                       share data)    share data)     share data)         share data)
Sales                                                  $ 185,084       $     384                          $ 185,468
Cost of sales                                            (52,830)           (285)                           (53,115)
                                                       ---------       ---------                          ---------
Gross profit                                             132,254              99                            132,353
Selling, general and administrative expenses             (96,904)         (5,304)                          (102,208)
Amortization of intangibles                              (36,961)            (26)        (42,668)(1)        (79,655)
Depreciation                                             (14,397)            (96)                           (14,493)
Non-recurring integration and restructuring costs        (13,755)             --                            (13,755)
                                                       ---------       ---------                          ---------
Operating loss                                           (29,763)         (5,327)        (42,668)           (77,758)
Net interest expense                                      (2,986)            (61)                            (3,047)
Net exchange losses                                         (124)                                              (124)
                                                       ---------       ---------                          ---------
Loss before taxes                                        (32,873)         (5,388)        (42,668)           (80,929)
Income taxes                                              (2,680)             --                             (2,680)
                                                       ---------       ---------                          ---------
Loss before extraordinary items                          (35,553)         (5,388)        (42,668)           (83,609)
Extraordinary items                                         (830)             --                               (830)
                                                       ---------       ---------                          ---------
Net loss                                               $ (36,383)      $  (5,388)        (42,668)         $ (84,439)
                                                       =========       =========                          =========


Loss per share:
       Primary                                         $   (1.25)                                         $   (2.53)
                                                       =========                                          =========
Average number of shares outstanding:
       Primary                                            29,160                           4,252(4)          33,412
                                                       =========                                          =========

EBITDA (note 5)                                        $  35,350       $  (5,205)                         $  30,145
                                                       =========       =========                          =========




See accompanying notes to the Pro Forma Consolidated Financial Information on pages [20] to [22]

            UNAUDITED CONDENSED PRO FORMA CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 1998

The following unaudited condensed pro forma balance sheet at December 31, 1998 is derived from the audited historical consolidated balance sheet of Getty Images at December 31, 1998 and the audited historical balance sheet of Art.com at December 31, 1998, after giving effect to the pro forma adjustments described in the notes to the Pro Forma Consolidated Financial Information. Such adjustments have been determined as if the Art.com Acquisition took place on December 31, 1998.

                                                                                                  Pro forma           Pro forma
                                               Getty Images      Art.com        Adjustments       adjustments        consolidated
                                              (in thousands)  (in thousands)  (in thousands)     (in thousands)     (in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $  16,150       $   6,401            (500)(3)        (13,170)(1)      $   8,881
Accounts receivable, net                           32,967             180                                                33,147
Inventories, net                                    2,834             181                                                 3,015
Prepaid expenses and other assets                  17,258              77                                                17,335
                                                ---------       ---------                                             ---------
TOTAL CURRENT ASSETS                               69,209           6,839                                                62,378
Fixed assets, net                                  62,757             619                                                63,376
Intangible assets, net                            325,861             831                            128,005(1)         454,697
Other long term assets                                                101                                                   101
Deferred tax assets                                 5,036                                                                 5,036
                                                ---------       ---------                                             ---------
TOTAL ASSETS                                    $ 462,863       $   8,390                                             $ 585,588
                                                =========       =========                                             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                   26,232             787                                                27,019
Accrued expenses                                   20,148             225                                                20,373
Short term borrowings, including
current portion of long term debt                     202              27                                                   229
                                                ---------       ---------                                             ---------
TOTAL CURRENT LIABILITIES                          46,582           1,039                                                47,621
LONG TERM DEBT                                     72,354              72                                                72,426
                                                ---------       ---------                                             ---------
TOTAL LIABILITIES                                 118,936           1,111                                               120,047
                                                =========       =========                                             =========
STOCKHOLDERS' EQUITY
Common stock                                          306               5                                 37(2)             348
Preferred stock                                                    11,500                           (11,500)(2)
Additional paid-in capital                        368,267           1,204                            120,368(2)         489,839
Retained deficit                                  (28,259)         (5,430)           (500)             5,930(2)         (28,259)
Cumulative translation adjustments                  3,613                                                                 3,613
                                                ---------       ---------                                             ---------
TOTAL STOCKHOLDERS' EQUITY                        343,927           7,279                                               465,541
                                                ---------       ---------                                             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 462,863       $   8,390                                             $ 585,588
                                                =========       =========                                             =========


See accompanying notes to the Pro Forma Consolidated Financial Information on pages [20] to [22]

NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

1. Under the terms of the Art.com Acquisition, holders of the shares of common and preferred stock of Art.com are entitled to receive Base Consideration and Supplemental Consideration. The Base Consideration, associated costs and goodwill arising on the Art.com acquisition are summarised below:


                                                                                                           $
                                                                                                    (IN THOUSANDS)
Base consideration-4,252,271 shares of common stock of Getty Images at $27.21 per share                115,704

Convertible secured promissory note to Art.com subsequently treated as capital contribution             10,000

Getty Images' estimated transaction expenses                                                             3,170
                                                                                                      --------

                                                                                                        13,170

Share options in Art.com exchanged for share options in Getty Images                                     5,910
                                                                                                      --------

Total purchase price                                                                                   134,784

Estimated fair value of Art.com at December 31, 1998 (note 3)                                           (6,779)
                                                                                                      --------

Excess of purchase price over net assets acquired allocated to goodwill (amortized over 3 years)       128,005
                                                                                                      ========

A preliminary review of the audited financial statements of Art.com indicated that no material adjustment would arise from a purchase price allocation of separate identifiable assets and that the excess of purchase price over net assets should therefore be wholly allocated to goodwill.

Supplemental Consideration may be paid based on the performance of the average closing and bid price of shares of common stock of Getty Images over a 30 day period to August 4, 1999. The amount to be paid will be 11% of the increase in the value of the market capitalization of Getty Images, as measured from a base of $25 per share, subject to a maximum of $84 million. The Supplemental consideration is only payable if Getty Images market capitalisation increases by at least 20 per cent. The Supplemental Consideration will be satisfied through the issue of shares of common stock of Getty Images. In the event that the required share issue would exceed 20% of the outstanding shares of common stock of Getty Images, the balance may be paid in cash. As the Supplemental Consideration is contingent it is not recognised in the Pro Forma Consolidated Financial Information.

The pro forma annual amortization charge in respect of the goodwill arising on the Art.com Acquisition is $42,668,000.

2. The following consolidation adjustments are required in respect of shareholders' equity as a result of the Art.com Acquisition:


                                                                          $
                                                                    (IN THOUSANDS)
COMMON STOCK
Elimination of shares of common stock of Art.com to common stock            (5)
Shares of common stock of Getty Images issued at par to holders
of shares of common and preferred stock of Art.com                          42
                                                                      --------

                                                                            37
                                                                      ========
PREFERRED STOCK
Conversion of preferred stock of Art.com to common stock               (11,500)
                                                                      ========
ADDITIONAL PAID-IN CAPITAL
Elimination of additional paid-in capital of Art.com                    (1,204)
Premium on shares of Getty Images common stock issued to holders
of shares of common and preferred stock of Art.com                     121,572
                                                                      --------
                                                                       120,368
                                                                      ========

RETAINED EARNINGS

Elimination of Art.com pre-acquisition retained deficit                  5,930
                                                                         =====

The preferred stock of Art.com was converted, as part of the acquisition, into 11,500,000 shares of common stock and acquired as part of the Art.com Acquisition.

3. The estimated fair value of Art.com as at December 31, 1998 is calculated as follows:

                                                    $
                                              (IN THOUSANDS)
Net assets at December 31, 1998                    7,279
Art.com's transaction expenses (estimated)          (500)
                                                --------

                                                   6,779
                                                ========

4. The number of shares outstanding and used for the pro forma primary earnings per share is calculated as follows:-


                                                    $
                                              (IN THOUSANDS)
Getty Images shares at December 31, 1998          29,160
Shares issued as consideration                     4,252
                                                --------
                                                  33,412
                                                ========



5. Getty Images defines EBITDA as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization and non-recurring intergration and restructuring costs.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GETTY IMAGES, INC.


DATE:  July 16, 1999                    By:   /s/ Christopher J. Roling
                                              ----------------------------------
                                              Name:   Christopher J. Roling
                                              Title:  Chief Financial Officer