Form 10-Q
period 1999-06-30
GETTY IMAGES INC
filed 1999-08-16
CIK 1047202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                     ---------------------------------------


                                    FORM 10-Q

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


                     ---------------------------------------


                               2101 FOURTH AVENUE
                                   FIFTH FLOOR
                            SEATTLE, WASHINGTON 98121
                                 (206) 695 3400

    (Address, including zip code, and telephone number, including area code, of principal executive offices)


                     ---------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

As of August 5, 1999, there were 35,434,676 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                               GETTY IMAGES, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE
                        THREE MONTHS ENDED JUNE 30, 1999




                                                                           PAGE

PART I  -  FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements                                 3
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              12
   Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                      22


PART II - OTHER INFORMATION
   Item 2.  Changes in Securities and Use of Proceeds                        26
   Item 4.  Submission of Matters to a Vote of Security Holders              26
   Item 5.  Other Information                                                26
   Item 6.  Exhibits and Reports on Form 8-K                                 26

                               GETTY IMAGES, INC.

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               GETTY IMAGES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                           THREE MONTHS ENDED
                                                  ------------------------------------
                                                      JUNE 30, 1999   JUNE 30, 1998
                                                             $               $
                                                      (IN THOUSANDS  (IN THOUSANDS
                                                        EXCEPT PER     EXCEPT PER
                                                        SHARE DATA)    SHARE DATA)
Sales                                                    $ 54,957      $ 48,126
Cost of sales                                              14,764        13,909
                                                          -------       -------
GROSS PROFIT                                               40,193        34,217
                                                          -------       -------
Selling, general and administrative expenses               32,072        25,837
Amortization of intangibles                                16,797        10,007
Depreciation                                                5,455         3,547
Non-recurring integration and restructuring costs            --           9,137
                                                          -------       -------
                                                           54,324        48,528
                                                          -------       -------

OPERATING LOSS                                            (14,131)      (14,311)
Net interest expense                                         (962)         (768)
Net exchange gains                                             20           296
                                                          -------       -------

LOSS BEFORE INCOME TAXES                                  (15,073)      (14,783)
Income taxes                                                 (733)          712
                                                          -------       -------

Net loss before extraordinary items                       (15,806)      (14,071)
Extraordinary items                                          --            (830)
                                                          -------       -------
NET LOSS                                                 $(15,806)     $(14,901)
                                                          =======       =======

Basic loss per share                                       $(0.47)       $(0.49)
                                                          =======       =======
Diluted earnings per share                                    N/A           N/A
                                                          =======       =======



    The accompanying notes on pages 7 to 10 are an integral part of these consolidated financial statements.

                               GETTY IMAGES, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                        SIX MONTHS ENDED
                                              ----------------------------------
                                               JUNE 30, 1999   JUNE 30, 1998(1)
                                                          $               $
                                                   (IN THOUSANDS   (IN THOUSANDS
                                                    EXCEPT PER      EXCEPT PER
                                                    SHARE DATA)     SHARE DATA)
Sales                                                 $107,107       $ 86,057
Cost of sales                                           28,605         25,516
                                                      --------       --------
GROSS PROFIT                                            78,502         60,541
                                                      --------       --------
Selling, general and administrative expenses            60,796         45,585
Amortization of intangibles                             27,021         16,903
Depreciation                                            10,061          6,445
Non-recurring integration and restructuring costs         --            9,137
                                                      --------       --------
                                                        97,878         78,070
                                                      --------       --------

OPERATING LOSS                                         (19,376)       (17,529)
Net interest expense                                    (1,773)        (1,319)
Net exchange loss                                         (371)           (59)
                                                      --------       --------

LOSS BEFORE INCOME TAXES                               (21,520)       (18,907)
Income taxes                                            (2,168)          (369)
                                                      --------       --------

Net loss before extraordinary items                    (23,688)       (19,276)
Extraordinary items                                       --             (830)
                                                      --------       --------
NET LOSS                                              $(23,688)      $(20,106)
                                                      ========       ========

Basic loss per share                                  $  (0.74)      $  (0.72)
                                                      ========       ========
Diluted earnings per share                                 N/A            N/A
                                                      ========       ========


(1) Reflects the combination of the unaudited consolidated statement of operations of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the unaudited consolidated statement of operations of Getty Images, Inc. for the period February 10, 1998 through June 30, 1998.





    The accompanying notes on pages 7 to 10 are an integral part of these consolidated financial statements.

                               GETTY IMAGES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                    JUNE 30, 1999    DECEMBER 31, 1998
                                                           $                 $
                                                    (IN THOUSANDS)    (IN THOUSANDS)

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                              $ 14,394          $ 16,150
Accounts receivable, net                                 39,677            32,967
Prepaid expenses and other assets                        28,389            17,258
Inventories, net                                          4,573             2,834
                                                       --------          --------

TOTAL CURRENT ASSETS                                     87,033            69,209
Fixed assets, net                                        68,612            62,757
Intangible assets, net                                  421,077           325,861
Deferred tax assets                                       4,875             5,036
                                                       --------          --------

TOTAL ASSETS                                           $581,597          $462,863
                                                       ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                         31,444            26,232
Accrued expenses                                         23,386            20,148
Income taxes payable                                        308              --
Short-term debt                                          15,333               202
                                                       --------          --------

TOTAL CURRENT LIABILITIES                                70,471            46,582
Long-term debt                                           72,778            72,354
                                                       --------          --------

TOTAL LIABILITIES                                       143,249           118,936
                                                       --------          --------

STOCKHOLDERS' EQUITY
Common stock                                                353               306
Additional paid-in capital                              492,490           368,267
Retained losses                                         (51,947)          (28,259)
Cumulative translation adjustments                       (2,548)            3,613
                                                       --------          --------

TOTAL STOCKHOLDERS' EQUITY                              438,348           343,927
                                                       --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $581,597          $462,863
                                                       ========          ========



    The accompanying notes on pages 7 to 10 are an integral part of these consolidated financial statements.

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                SIX MONTHS ENDED
                                                                  ----------------------------------------------
                                                                      JUNE 30, 1999         JUNE 30, 1998(1)
                                                                            $                       $
                                                                      (IN THOUSANDS)         (IN THOUSANDS)

NET CASH FLOWS FROM OPERATING ACTIVITIES                                 $  2,689                $  5,220
                                                                         --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Business acquisitions, net of cash acquired                          429                 (75,172)
         Purchase of fixed assets                                         (17,884)                 (8,495)
                                                                         --------                --------

NET CASH USED IN INVESTING ACTIVITIES                                     (17,455)                (83,667)
                                                                         --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from debt issuance                                       15,000                 119,569
         Payments of principal balance of debt                                111                 (67,093)
         Proceeds from issuance of ordinary shares                          1,276                  32,477
                                                                         --------                --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  16,387                  84,953
                                                                         --------                --------

Net increase in cash and cash equivalents                                   1,621                   6,506
Exchange rate differences arising from translation of foreign
  currency balances                                                        (3,377)                    423
Cash and cash equivalents
-        beginning of period                                               16,150                  29,234
                                                                         --------                --------
-        end of period                                                   $ 14,394                $ 36,163
                                                                         ========                ========


            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                                SIX MONTHS ENDED
                                                                  ----------------------------------------------
                                                                      JUNE 30, 1999         JUNE 30, 1998(1)
                                                                            $                       $
                                                                      (IN THOUSANDS)         (IN THOUSANDS)

Net loss                                                                 $(23,688)               $(20,106)
Other comprehensive income, net of tax:
Foreign currency translation adjustments                                   (6,161)                 (6,774)
                                                                         --------                --------
COMPREHENSIVE LOSS                                                       $(29,849)               $(26,880)
                                                                         ========                ========


(1) Reflects the combination of the unaudited condensed consolidated statement of cash flows and the unaudited consolidated statement of comprehensive income of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the unaudited condensed consolidated statement of cash flows and the unaudited consolidated statement of comprehensive income of Getty Images, Inc. for the period February 10, 1998 through June 30, 1998.

         The accompanying notes on pages 7 to 10 are an integral part of these consolidated financial statements.

                               GETTY IMAGES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PREPARATION

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report"), Commission file No. 000-23747, that was filed with the Commission on March 31, 1999. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of the operations for the three and six month periods ended June 30, 1999 may not be indicative of the results that may be expected for the full fiscal year.

The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The standard requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new rules will be effective for fiscal years beginning after June 15, 2000.

2.       PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include Getty Images, Inc. and its subsidiaries, all of which are 100% owned, from the date of acquisition. All material intercompany amounts and transactions have been eliminated in the consolidated financial statements. The acquisitions of PhotoDisc and Allsport in February 1998, and Art.com in May 1999, have been consolidated using the purchase method of accounting.

3.       NON-RECURRING INTEGRATION AND RESTRUCTURING CHARGES

During the six months ended June 30, 1998, the Company approved and commenced a program to integrate its businesses following the acquisitions of PhotoDisc and Allsport in February 1998. This resulted in integration and restructuring charges being incurred.

Integration costs in the six months ended June 30, 1998 amounted to $1.3 million and were associated with the activities of teams responsible for integrating the various businesses of the Company for the benefit of future operations. These included items such as consulting and professional fees, systems and process integration costs and contract renegotiation costs. These costs were expensed as incurred.

Restructuring costs, which amounted to $7.8 million in the six months ended June 30, 1998, were for estimated exit costs associated with the closure of 10 facilities, asset write downs, employee termination costs and contract termination costs.

4.       EXTRAORDINARY ITEMS

On May 22, 1998, the Company completed the issue of $75 million, 4.75% convertible subordinated notes due 2003, the proceeds of which were applied partially to the repayment of $49 million of term debt due to Midland Bank plc. The early payment of such debt resulted in an extraordinary charge of $830,000 ($0.03 per share) net of an income tax benefit of $408,000.

5.       PROVISION FOR INCOME TAXES

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual income tax rate. The Company is providing for income taxes in 1999 at an effective annual tax rate of 39.4% of net income before amortization of goodwill, which is largely non-tax deductible. The comparative rate for the year ended December 31, 1998 was 38.0%.

6.       EARNINGS PER SHARE

Diluted earnings per share are not given for the three or six month periods ended June 30, 1999 or June 30, 1998 due to the loss incurred in those periods. Basic loss per share for the three and six month periods ended June 30, 1999 are computed on the basis of 33,603,000 and 32,134,000 weighted average number of shares in issue respectively. Basic loss per share for the three and six month periods ended June 30, 1998 are computed on the basis of 30,352,000 and 27,787,000 weighted average number of shares in issue respectively.

7.       FOREIGN CURRENCY TRANSLATION

Unrealized net exchange losses of $1,813,000 for the three month period ended June 30, 1999 and $3,630,000 for the six month period ended June 30, 1999 (three and six month period ended June 30, 1998: $nil) arose on the translation of certain intercompany foreign currency transactions deemed to be of a long-term nature. These transactions are not planned to be settled in the foreseeable future and are reported in the same manner as foreign currency translation adjustments in stockholders' equity in accordance with FAS52 `Foreign Currency Translation'.

8.       SEGMENT INFORMATION

Getty Images operates in one business segment and all intercompany transactions are eliminated on consolidation.

As a result, revenues from external customers are $107,107,000 for the first six months of 1999 and $54,957,000 for the quarter ended June 30, 1999 ($86,057,000 for the first six months of 1998 and $48,126,000 for the quarter ended June 30,
1998).

9.       ACQUISITIONS

On May 4, 1999, Getty Images purchased the entire issued share capital of Art.com, Inc. The purchase consideration was $135.3 million, satisfied as follows:


Art.com                                                                               $
                                                                               (IN THOUSANDS)

 4,252,271 shares of common stock of Getty Images  at $27.21 per share            $115,704
                                                                                  --------

Capital contribution made to Art.com                                                10,000

Getty Images' estimated transaction expenses                                         3,726
                                                                                  --------
Cash costs of the acquisition                                                       13,726
                                                                                  --------
Fair value of options over shares of Art.com Common Stock exchanged for
options over shares of Getty Images Common Stock                                     5,910
                                                                                  --------

Total purchase price                                                               135,340

Art.com net assets at May 4, 1999                                                  (13,104)
                                                                                  --------

Excess of purchase price over net assets acquired allocated to goodwill
  (amortized over three years)                                                    $122,236
                                                                                  ========


10.      SUBSEQUENT EVENTS

On August 9, 1999, the Company acquired all of the outstanding stock of EyeWire, Inc. ("EyeWire"). Under the terms of the acquisition, EyeWire shareholders received 1.85 million newly issued shares of Getty Images Common Stock at a total market value of $32,375,000.


11.      PRO FORMA INFORMATION RELATING TO ACQUISITIONS (UNAUDITED)

The following unaudited pro forma information shows the results of the Company for the six month period ended June 30, 1999 and June 30, 1998 respectively, as if the acquisitions of PhotoDisc and Allsport had occurred on January 1, 1998 and the acquisition of Art.com had occurred on January 1, 1999. The pro forma information includes adjustments related to the financing of the acquisitions, the effect of amortizing goodwill and other intangible assets acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would have actually occurred had the combinations been in effect on the dates indicated or which may occur in the future.


                                                      UNAUDITED
                                              SIX MONTHS ENDED JUNE 30
                                           1999                     1998
                                             $                       $
                                       (IN THOUSANDS           (IN THOUSANDS
                                        EXCEPT LOSS             EXCEPT LOSS
                                       PER SHARE DATA)         PER SHARE DATA)




  Sales                                   $107,659               $ 92,596
  Net loss                                 (40,168)               (20,339)
  Basic loss per share                    $  (1.15)              $  (0.63)


REPORT ON UNAUDITED INTERIM FINANCIAL INFORMATION


TO THE BOARD OF DIRECTORS OF GETTY IMAGES, INC.


We have reviewed the accompanying interim consolidated financial statements of Getty Images, Inc. and subsidiaries as of June 30, 1999 and for the three month and six month period then ended as set out on pages 3 to 10. These interim financial statements are the responsibility of the company's management.

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


August 16, 1999

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

THE FOLLOWING DISCUSSION DOES NOT INCORPORATE THE ACQUISITION OF EYEWIRE ON AUGUST 9, 1999.

OVERVIEW

Getty Images (getty-images.com) is a leading international provider of visual content to both the professional and consumer markets. The Company is extensively involved in e-commerce, offering products and services over its websites and through a diverse set of channels. Getty Images owns or controls content products across most major categories of the visual content industry. Through its e-commerce enabled websites and international network of wholly-owned offices, agents and distributors, Getty Images is able to provide its customers access to image and footage products. Its visual content brands and businesses include Allsport (allsport.com), a leading provider of global sports photography; Energy Film Library (digital-energy.com), a leading provider of stock footage; Liaison Agency (liaisonphoto.com), a leading provider of North American news and reporting photography; Hulton Getty (hultongetty.com), one of the largest commercially available collections of archival photography; Art.com (Art.com), a premier online destination for custom framed and unframed art and art-related products; and Tony Stone Images (tonystone.com) and PhotoDisc (photodisc.com), leaders in contemporary stock photography.

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

In August 1998, the Company acquired Imageways, Inc., a noted archival footage collection. Imageways' collection is comprised of industrial footage, lifestyles, feature films and newsreels and is being marketed by Energy Film Library. During 1998, Energy Film Library expanded its agency network into Italy and commenced selling its product in the United Kingdom.

In March 1999, Getty Images announced the relocation of its corporate headquarters in London, England to Seattle, USA; this move reflects the Company's increasing emphasis on e-commerce as well as a desire to bring the Company's senior management team closer to the majority of its customers, stockholders, employees, photographers, and partners. The move will also enable the senior management team to work under the same roof as the Company's technology resources. The move is expected to be completed in the third quarter of 1999.

In May 1999, the Company acquired Art.com, a premier online destination for art. The acquisition marks the expansion of Getty Images' current online business into the consumer art market, a move that management believes will significantly increase the Company's potential customer base and market opportunity.

The Company's sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Sales generally consist of a large number of relatively small transactions involving the sale either of single images, video and film clips or of CD-ROM products containing between 100 and 300 images. Getty Images utilizes a variety of digital and analog distribution platforms, including the Internet, CD-ROM, 35mm film, video and traditional analog transparencies. Price is determined by the extent of rights granted over the use of the image or video clip and can vary significantly across geographic markets and customer groups. Sales are also generated from subscription and bulk purchase deals where customers are provided access to imagery online.

The Company experienced a significant increase in the rate of demand for digital search, selection and fulfillment of imagery in the first six months of 1999 particularly in North America. Digital sales, consisting of e-commerce and CD-ROM sales, accounted for 42 percent of the Company's sales in the six months to June 30, 1999, up from 32 percent in the same period last year.

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

Getty Images amortizes goodwill and other intangibles, and depreciates the cost of the investment in digital files, duplicate transparencies, the archival picture collection, computer systems and other fixed assets, over their expected useful lives. The acquisitions of PhotoDisc, Allsport and Art. com generated $364 million of goodwill, of which $242 million will be amortized over twenty years and $122 million will be amortized over three years, and $51 million of other intangibles that will be amortized over periods varying from two to three years.

As a result of Getty Images' various acquisitions and their consequential financial and accounting effects on net income, the Company believes that EBITDA provides stockholders, investors and analysts with an appropriate measure of the operating performance of Getty Images. Getty Images defines EBITDA as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring integration and restructuring costs, and extraordinary items. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Images' operating performance or to cash flows as a measure of Getty Images' liquidity.

UNAUDITED RESULTS OF OPERATIONS:


                                                                            SIX MONTHS ENDED JUNE 30
                                                      --------------------------------------------------------------------
                                                                             % of                              % of
                                                           1999          NET REVENUES         1998         NET REVENUES
                                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)

INCOME STATEMENT DATA:
Sales                                                    $107,107            100.0%          $86,057           100.0%
Gross profit                                               78,502             73.3%           60,541            70.3%
Selling, general and administrative expenses              (60,796)           (56.8%)         (45,585)          (53.0%)
Non-recurring integration and restructuring costs               -              -              (9,137)          (10.6%)
Amortization and depreciation                             (37,082)           (34.6%)         (23,348)          (27.0%)
Operating loss                                            (19,376)           (18.1%)         (17,529)          (20.4%)
Net interest expense                                       (1,773)            (1.7%)          (1,319)           (1.5%)
Net exchange losses                                          (371)            (0.3%)             (59)           (0.1%)
Extraordinary items                                             -              -                (830)           (1.0%)
Net loss                                                  (23,688)           (22.1%)         (20,106)          (23.4%)

OPERATING DATA:
EBITDA(1)                                                 $17,706             16.5%          $14,956            17.4%


                                                                          THREE MONTHS ENDED JUNE 30
                                                      --------------------------------------------------------------------
                                                                             % of                             % of
                                                           1999          NET REVENUES        1998         NET REVENUES
                                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)

INCOME STATEMENT DATA:
Sales                                                      $54,957           100.0%          $48,126          100.0%
Gross profit                                                40,193            73.1%           34,217           71.1%
Selling, general and administrative expenses               (32,072)          (58.4%)         (25,837)         (53.7%)
Non-recurring integration and restructuring costs                -             -              (9,137)         (19.0%)
Amortization and depreciation                              (22,252)          (40.5%)         (13,554)         (28.2%)
Operating loss                                             (14,131)          (25.7%)         (14,311)         (29.7%)
Net interest expense                                          (962)           (1.8%)            (768)          (1.6%)
Net exchange gains                                              20             -                 296            0.6%
Extraordinary items                                              -             -                (830)          (1.7%)
Net loss                                                   (15,806)          (28.8%)         (14,901)         (31.0%)

OPERATING DATA:
EBITDA(1)                                                   $8,121            14.8%           $8,380           17.4%

(1) "EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring integration and restructuring costs, and extraordinary items. EBITDA should not be considered as an alternative to operating income as an indicator of Getty Images' operating performance or to cash flows as a measure of Getty Images' liquidity.

LIQUIDITY AND CAPITAL RESOURCES

                                                                     SIX MONTHS ENDED JUNE 30
                                                            ------------------------------------------
                                                                 1999                         1998
                                                            (IN THOUSANDS)               (IN THOUSANDS)

Net cash provided by/(used in):
         Operating activities                                   $2,689                        $5,220
         Investing activities                                  (17,455)                      (83,667)
         Financing activities                                   16,387                        84,953
Exchange  differences  arising from  translation
of foreign currency balances                                    (3,377)                          423
                                                                ------                         -----

Net (decrease)/increase in cash
and cash equivalents                                           $(1,756)                       $6,929
                                                                ======                         =====




SALES

Getty Images' revenues increased from $86.1 million in the six month period ended June 30, 1998 to $107.1 million in the six month period ended June 30, 1999, an increase of 24.5%, and from $48.1 million in the three month period ended June 30, 1998 to $55.0 million in the three month period ended June 30, 1999, an increase of 14.2%. This increase was largely attributable to the continued success of Getty Images' business-to-business brands, notably the success of the Company's e-commerce websites.

Strong growth in digital sales, consisting of e-commerce and CD-ROM sales, continued during the year, accounting for approximately 42% and 43% of the Company's sales in the six and three month periods ended June 30, 1999 at $44.5 million and $23.5 million respectively. This represents growth of 86% and 54% respectively over the equivalent periods in 1998.

E-commerce sales grew strongly, accounting for approximately 22.5% and 25.0% of the Company's sales in the six and three month periods ended June 30, 1999 at $24.1 million and $13.8 million respectively. This represents continued growth from e-commerce sales of $11.5 million and $6.4 million, accounting for 13.4% and 13.3% of sales, in the six and three month periods ended June 30, 1998.

Tony Stone Images reported sales growth in the six month period ended June 30, 1999 of 12% over the comparable period in 1998, and sales growth in the three month period ended June 30, 1999 of 11% over the comparable period in 1998. This growth was largely attributable to increased revenues from e-commerce sales on the tonystone.com website which doubled in the second quarter of 1999 over the first quarter of 1999. Importantly, the average license price on the Tony Stone website was in line with the analog model.

PhotoDisc continued to perform strongly, increasing pro forma revenues by 30% in the six months ended June 30, 1999 over the comparable period in 1998 and by 28% in the three months ended June 30, 1999 over the comparable period in 1998. Sales on the PhotoDisc website continued to account for the majority of sales growth for the brand. E-commerce sales on the PhotoDisc website in the quarter ended June 30, 1999 accounted for almost 45% of the brand's total sales - up from 42% in the first quarter of this year.

Allsport increased pro forma revenues by 9% over the same period last year. At June 30, 1999, Allsport had 1,050 subscribers on its website, an increase of 19% over the number of subscribers at June 30, 1998. The brand also renewed all of its existing contracts in the second quarter and signed a variety of new ones, including Major League Baseball.

Whilst Art.com's revenues are not material in the context of the consolidated financial statements, the business has performed well since acquisition, particularly as it is essentially only six months old. User sessions on the Art.com website increased 226% from 626,000 in the first quarter of 1999 to more than 2.04 million in the second quarter of 1999. Unique users on the site increased 118% from 370,000 in the first quarter of 1999 to 807,000 in the second quarter of 1999 and registered users on the site grew 1,750% from 2,300 in the first quarter of 1999 to 42,700 in the second quarter of 1999.

GROSS PROFIT

The Company's gross profit margin was 73.3% for the six months ended June 30, 1999 and 73.1% for the quarter ended June 30, 1999. This represents an increase from 70.3% in the six months to June 30, 1998 and 71.1% in the quarter ended June 30, 1998. This increase reflects the increasing overall sales mix shift to e-commerce as well as the higher gross margins being achieved at PhotoDisc and Allsport. Margins in the second quarter of 1999 were lower than the first quarter of 1999 primarily due to margins at Art.com being less than the Company's other brands. Art.com was acquired in the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses accounted for 56.8% and 58.4% of sales in the six and three month periods to June 30, 1999 respectively ($60.8 million and $32.1 million respectively). For the equivalent periods ended June 30, 1998, selling, general and administrative expenses accounted for 53.0% and 53.7% of sales ($45.6 million and $25.8 million respectively). The increase in selling, general and administrative expenses over 1998 was largely attributable to continued and accelerated investment in advertising and marketing costs associated with the new websites as well as increased investment in management, new sales offices, and the creation of new products and new business systems. The Company will continue to make the investment necessary to migrate successfully from an analog to a digital platform. The acquisition of Art.com accounted for approximately half of the increase in selling, general and administrative expenses in the second quarter of 1999 over the second quarter of 1998.

AMORTIZATION OF INTANGIBLES AND DEPRECIATION

Amortization of intangibles increased from $16.9 million in the six month period ended June 30, 1998 to $27.0 million in the six month period ended June 30, 1999, an increase of 59.9%, and from $10.0 million in the three month period ended June 30, 1998 to $16.8 million in the three month period ended June 30, 1999, an increase of 67.9%. This increase in amortization over 1998 arose from goodwill relating to the acquisitions of PhotoDisc and Allsport in February 1998 and of Art.com in May 1999. Intangibles of $242.3 million, $50.5 million and $122.2 million respectively, arose on consolidation of these acquisitions. A substantial part of these intangibles, $364.1 million, has been attributed to goodwill - of which $241.9 million is being amortized over 20 years and $122.2 million is being amortized over 3 years. Other intangibles of $51.0 million are being amortized over periods varying from two to three years. Based on the current structure of the Company, amortization for the full year ended December 31, 1999, is expected to be approximately $65 million.

Depreciation increased from $6.4 million in the six month period ended June 30, 1998 to $10.1 million in the six month period ended June 30, 1999, an increase of 56.1%, and from $3.5 million in the three month period ended June 30, 1998 to $5.5 million in the three month period ended June 30, 1999, an increase of 53.8%. The increase primarily arose from the acquisitions of PhotoDisc and Allsport in February 1998, together with increased investment in capital expenditure related to the development of Getty Images' digital strategy. Capital expenditure was $17.9 million for six months ended June 30, 1999 and $10.3 million in the quarter ended June 30, 1999.

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

The Company's policy is to hedge a substantial majority of its contracted net receivables and payables using a combination of forward exchange contracts and foreign currency term loans. Net exchange losses were $371,000 in the first six months of 1999 and $59,000 in the same period of 1998. Net exchange gains were $20,000 and $296,000 for the quarter ended June 30, 1999 and June 30, 1998 respectively. These net losses and gains are largely unrealized and arise from revaluation of currency balances residing in the Company's subsidiaries.

INCOME TAXES

The tax charge for the six and three month periods ended June 30, 1999 was $2.2 million and $0.7 million respectively. This compares with a tax charge of $0.4 million in the six months ended June 30, 1999 and a credit of $0.7 million in the second quarter of 1998. Excluding the effect of the amortization of intangibles, which is largely non tax deductible, the Company has accrued tax at an effective rate of tax for the six months ended June 30, 1999 of 39.4%, compared to 36.1% for the same period last year, after allowing for a tax credit of $2.2 million arising on the non-recurring integration and restructuring costs in 1998.

NET LOSS

Net losses for the six and three month periods ended June 30, 1999 were $23.7 million and $15.8 million, respectively, compared to net losses of $20.1 million and $14.9 million in the six and three month periods ended June 30, 1998.

EBITDA

EBITDA increased from $15.0 million in the six month period ended June 30, 1998 to $17.7 million in the six month period ended June 30, 1999, and decreased from $8.4 million in the three month period ended June 30, 1998 to $8.1 million in the three month period ended June 30, 1999, an increase of 18.4% in the six month period and a decrease of 3.1% in the three month period. EBITDA decreased from $9.6 million in the three month period ended March 31, 1999 to $8.1 million in the three month period ended June 30, 1999 as a result of the acquisition of Art.com which had negative EBITDA in the two months since acquisition of $2.6 million. Excluding the impact of the acquisition of Art.com, the operations of Getty Images generated EBITDA for the second quarter of 1999 of $10.7 million, representing an increase of 28.0% over the second quarter of 1998. EBITDA as a percentage of sales in the second quarter of 1999, excluding Art.com, was 19.7%, up from 17.4% in the second quarter of 1998. For the six months to June 30, 1999, EBITDA margin, excluding Art.com, was 19.1%, up from 17.4% in the equivalent period last year.

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

As of June 30, 1999, Getty Images had completed Phase 1 of the Program and had completed the majority of Phases 2 and 3. The Company expects that the bulk of its systems will be Year 2000 compliant by the end of the third quarter of 1999, with the remainder compliant during the fourth quarter of 1999. Contingency plans have been developed for any matter not resolved in 1999 that may have a material negative impact on the Company's final Year 2000 readiness.

EVALUATION. The Company has inventoried all of its major hardware and software platforms, as well as the relevant computer, embedded and communication systems, which may be affected by the Year 2000 issue and assessed the needs of the Company to become Year 2000 compliant. The Company has completed a review of the Year 2000 issues faced by its material suppliers and evaluated the risks and dependencies associated with such suppliers. The review of the Year 2000 issued faced by licensees and agents has been completed.

IMPLEMENTATION. The Company is well advanced in its deployment of software and hardware changes. Year 2000 compliance measures have been incorporated into all new Web initiatives, becoming the standard within the Company for all new contracts and have been incorporated into the Company's due diligence program when evaluating potential acquisitions and partnerships.

In addition, the Company has developed its first stage contingency plan which addresses the identification of alternative suppliers and distribution channels and the implementation of manual systems if it becomes necessary. This will be kept under review.

TESTING. The Company will continue its testing of its computer, embedded and communication systems as it completes the implementation of its software and hardware changes.

Getty Images estimates that the expected total aggregate costs for its Year 2000 activities and related systems changes will be approximately $2.5 million, of which approximately $2.2 million has been spent as of June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Getty Images' cash resources decreased by $1.8 million in the six months ended June 30, 1999 compared to an increase of $6.9 million in the six months ended June 30, 1998.

Net cash provided by operating activities amounted to $2.7 million in the six months to June 30, 1999 compared to $5.2 million in the six months to June 30, 1998. The decrease is due to increased spend on marketing and advertising, particularly at Art.com, and the production of contemporary stock photography catalogs.

Net cash used in investing activities in the six months ended June 30, 1999 was $17.5 million, compared to $83.7 million in the same period last year. The decrease primarily reflects the business acquisitions made in each period, offset by increased investment in technology and related infrastructure. Net cash provided by financing activities was $16.4 million, primarily as a result of a $15 million short-term revolving credit facility obtained by the Company in April 1999 to fund additional working capital requirements and the acquisition of Art.com.


RECENT DEVELOPMENTS

On July 15, 1999, the Company announced an internal re-organization which will arrange its seven distinct brands into four customer focused groups. These customer focused groups will address the needs of the Company's four key markets: creative professionals, editorial and press businesses, the emerging and growing business user market and the consumer market. The Creative division is composed of Tony Stone Images, PhotoDisc and Energy. The Editorial division consists of Allsport, Liaison Agency and Hulton Getty. Art.com forms the Consumer division and the newly acquired EyeWire will form the foundation of the Business User division.

On August 9, 1999, the Company acquired all of the outstanding stock of EyeWire, Inc., one of the largest providers of royalty-free photography, video, audio, typefaces, software and other design resources to creative professionals and business users.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FOREIGN CURRENCY RISK

The Company has entered into forward foreign currency exchange contracts to hedge its contracted net receivables denominated in foreign currencies. Getty Images' functional currency is the US dollar. The forward foreign currency contracts typically have a term of less than six months. All forward foreign currency exchange contracts at June 30, 1999 are designated and accounted for as hedges.

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

INTEREST RATE RISK
(US DOLLARS IN THOUSANDS)

                                                                            MATURITIES
                                            ---------------------------------------------------------------------------
                                               1999          2000          2003         TOTAL          FAIR VALUE
                                                                                                      JUNE 30, 1999
DEBT INCLUDING CURRENT PORTION

Fixed rate                                                                 75,000        75,000           75,000
Average interest rate                                                      4.75%

Other borrowings                             15,333                                      15,333           15,333
Average interest rate                          6.30%


FOREIGN EXCHANGE RISK
(CURRENCY AND US DOLLAR EQUIVALENTS IN THOUSANDS EXCEPT AVERAGE CONTRACTUAL EXCHANGE RATE WHICH IS TO THE NEAREST SECOND DECIMAL POINT)

                                                                    MATURITIES                      FAIR VALUE U.S.
                                                                                                   DOLLAR EQUIVALENT
                                                                                                     JUNE 30, 1999
                                                    --------------------------------------------
                                                                                 U.S. DOLLAR
                                                             1999                 EQUIVALENT

Buy Pound Sterling/sell French Franc                          7,200                  1,178                 (20)
Average contractual exchange rate
  (French Franc/Pound Sterling)                                9.80

Buy Pound Sterling/sell Deutschmark                           3,700                  2,005                  (9)
Average contractual exchange rate
  (Deutschmark/Pound Sterling)                                 2.96

Buy Pound Sterling/sell Italian Lire                      1,050,000                    591                 (18)
Average contractual exchange rate
  (Italian Lire/Pound Sterling)                            2,850.16

Buy Pound Sterling/sell Japanese Yen                         24,000                    201                   2
Average contractual exchange rate
  (Japanese Yen/Pound Sterling)                              191.44

Buy Pound Sterling/sell Spanish Pesetas                      65,000                    422                  (9)
Average contractual exchange rate
  (Spanish Pesetas/Pound Sterling)                           246.84

There are further forward exchange contracts at June 30, 1999 that are together considered immaterial. The US dollar equivalent maturity value of these are $513,000. All foreign exchange risk contracts are foreign currency forward exchange contracts between the indicated currency and the United Kingdom Sterling (Pound Sterling).

Forward foreign exchange contracts between United Kingdom Sterling and German Deutschmark, French Francs, Italian Lire, Spanish Pesetas and Japanese Yen account for 41 percent, 24 percent, 12 percent, 9 percent and 4 percent respectively of the Company's total US dollar equivalents in forward foreign exchange contracts.

                                    PART II.

                                OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter, the Company issued an aggregate of 4,252,271 shares of its common stock pursuant to a merger in exchange for all of the outstanding capital shares of Art.com held by 10 shareholders. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These exchanges were made without general solicitation or advertising. Each purchaser represented that he, she or it was an accredited investor with access to all relevant information necessary. The Company has filed a Registration Statement on Form S-3 covering such securities (which is not yet effective).

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 4, 1999. The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

NOMINEE                           FOR                      WITHHELD

Christopher Sporborg           21,351,861                  3,544,121
Mark H. Getty                  24,680,334                    215,648

The proposal to ratify the appointment of PricewaterhouseCoopers as independent auditors of the Company for the 1999 fiscal year was approved by the vote set forth below:

FOR             AGAINST                ABSTAIN               BROKER NONVOTES
24,894           1,200                   471                        -

ITEM 5.           OTHER INFORMATION

On August 5, 1999, Getty Images acquired all of the outstanding stock of EyeWire, Inc. in a stock for stock merger transaction. EyeWire, Inc. is an entirely digital business that provides royalty-free photography, video, audio, typefaces and other design resources to professionals and business users. The merger and the transactions contemplated thereby were approved by the stockholders of EyeWire, Inc. and the directors of Getty Images on August 3, 1999. Getty Images issued 1,850,000 shares of Getty Images common stock to the former stockholders of EyeWire, Inc. in exchange for all of the issued and outstanding capital stock of EyeWire, Inc. Required financial statements for EyeWire, Inc. will be filed separately within 60 days of the filing of this Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Reference is made to the Index of Exhibits beginning on page 27 for a list of all exhibits filed as a part of this report.

REPORTS FILED ON FORM 8-K

No report on Form 8-K has been filed during this quarter.

                               GETTY IMAGES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999


                                INDEX TO EXHIBITS


EXHIBIT NUMBER                              DESCRIPTION OF EXHIBIT

2.1 (1) Agreement and Plan of Merger, dated as of May 4, 1999, among Getty Images, Merger
                                    Sub and Art.com

3.1.1 (3)                           Amended and Restated Certificate of Incorporation
                                    of Getty Images

3.1.2 (2)                           Certificate of Amendment to the Certificate of
                                    Incorporation of Getty Images

3.2  (3)                            Bylaws of Getty Images

10.1.1 (1)                          Contingent Deferred Payment, Exhibit
                                    2.01(f)of Agreement and Plan of Merger

10.1.2 (1)                          Form of Registration Rights Agreement between
                                    Getty Images and each of the individual
                                    stockholders of Art.com

10.2                                Consent to sublease premises at Plaza
                                    Building, 701 North Thirty Fourth Street, Seattle,
                                    Washington, U.S.A.

27.1                                Financial Data Schedule

----------------------------

(1)  Incorporated by reference from the Exhibits to the Form 10-Q dated
     May 17, 1999. (Exhibit number in the Form 10-Q is set forth in italics.)

(2) Incorporated by reference from the Exhibits to the 8-K dated November 10, 1998. (Exhibit number in the 8-K is set forth in italics.)

(3) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant. (Exhibit number in the Form S-4 is set forth in italics.)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GETTY IMAGES, INC.

                                             /s/ Christopher J. Roling
Date: AUGUST 16, 1999                   By:  ...................................
                                             Name:       Christopher J. Roling
                                             Title:      Chief Financial Officer



28