Form 10-Q
period 1999-09-30
GETTY IMAGES INC
filed 1999-11-12
CIK 1047202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                     ---------------------------------------

                               701 N. 34th STREET
                                    SUITE 400
                            SEATTLE, WASHINGTON 98103
                                 (206) 268 2000

    (Address, including zip code, and telephone number, including area code, of principal executive offices)

                     ---------------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

    As of November 1, 1999, there were 36,227,598 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                               GETTY IMAGES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                            PAGE

    PART I  -  FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements                                3
    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12
    Item 3.   Quantitative and Qualitative Disclosures about Market Risk      20

    PART II - OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds                       22
    Item 5.   Other Information                                               22
    Item 6.   Exhibits and Reports on Form 8-K                                22

                               GETTY IMAGES, INC.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               GETTY IMAGES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                      ----------------------------------------
                                                      SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                      ------------------    ------------------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
      Sales ...........................................      $ 60,823           $ 48,975
      Cost of sales ...................................        16,446             13,564
                                                             --------           --------
      GROSS PROFIT ....................................        44,377             35,411
                                                             --------           --------

      Selling, general and administrative expenses ....        36,520             25,646
      Amortization of intangibles .....................        19,792             10,007
      Depreciation ....................................         6,205              3,795
      Non-recurring integration and restructuring costs         7,438              4,618
                                                             --------           --------
                                                               69,955             44,066
                                                             --------           --------

      OPERATING LOSS ..................................       (25,578)            (8,655)
      Net interest expense ............................        (1,095)              (800)
      Net exchange gains/(losses) .....................           615                (57)
                                                             --------           --------

      LOSS BEFORE INCOME TAXES ........................       (26,058)            (9,512)
      Income taxes ....................................         1,691               (188)
                                                             --------           --------

      NET LOSS ........................................      $(24,367)          $ (9,700)
                                                             ========           ========

      Basic loss per share ............................      $  (0.69)          $  (0.32)
                                                             ========           ========

      Diluted earnings per share ......................           N/A                N/A
                                                             ========           ========


     The accompanying notes on pages 7 to 10 are an integral part of these consolidated financial statements.

                                         GETTY IMAGES, INC.
                           UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           NINE MONTHS ENDED
                                                              ------------------------------------------
                                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1998(1)
                                                              ------------------   ---------------------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
      Sales ...........................................            $ 167,930             $ 135,032
      Cost of sales ...................................               45,051                39,080
                                                                   ---------             ---------
      GROSS PROFIT ....................................              122,879                95,952
                                                                   ---------             ---------

      Selling, general and administrative expenses ....               97,316                71,231
      Amortization of intangibles .....................               46,813                26,911
      Depreciation ....................................               16,266                10,240
      Non-recurring integration and restructuring costs                7,438                13,755
                                                                   ---------             ---------
                                                                     167,833               122,137
                                                                   ---------             ---------

      OPERATING LOSS ..................................              (44,954)              (26,185)
      Net interest expense ............................               (2,868)               (2,119)
      Net exchange gains/(losses) .....................                  244                  (116)
                                                                   ---------             ---------

      LOSS BEFORE INCOME TAXES ........................              (47,578)              (28,420)
      Income taxes ....................................                 (477)                 (557)
                                                                   ---------             ---------

      Net loss before extraordinary items .............              (48,055)              (28,977)
      Extraordinary items .............................                 --                    (830)
                                                                   ---------             ---------

      NET LOSS ........................................            $ (48,055)            $ (29,807)
                                                                   =========             =========

      Basic loss per share ............................            $   (1.44)            $   (1.04)
                                                                   =========             =========

      Diluted earnings per share ......................                  N/A                   N/A
                                                                   =========             =========

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

                               GETTY IMAGES, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET



                                                          SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                          ------------------    -----------------
                                                                       (IN THOUSANDS)
               ASSETS

      CURRENT ASSETS
      Cash and cash equivalents ...................            $   9,877             $  16,150
      Accounts receivable, net ....................               43,695                32,967
      Prepaid expenses and other assets ...........               34,063                17,258
      Inventories, net ............................                5,422                 2,834
                                                               ---------             ---------

      TOTAL CURRENT ASSETS ........................               93,057                69,209

      Fixed assets, net ...........................               79,436                62,757
      Intangible assets, net ......................              440,596               325,861
      Deferred tax assets .........................                7,071                 5,036
                                                               ---------             ---------

      TOTAL ASSETS ................................            $ 620,160             $ 462,863
                                                               =========             =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
      Accounts payable ............................               36,748                26,232
      Accrued expenses ............................               31,380                20,148
      Income taxes payable ........................                 --                    --
      Short-term debt .............................               20,583                   202
                                                               ---------             ---------

      TOTAL CURRENT LIABILITIES ...................               88,711                46,582
      Long-term debt ..............................               76,260                72,354
                                                               ---------             ---------

      TOTAL LIABILITIES ...........................              164,971               118,936
                                                               ---------             ---------

      STOCKHOLDERS' EQUITY
      Common stock ................................                  355                   306
      Exchangeable preferred stock ................                   16                  --
      Additional paid-in capital ..................              527,377               368,267
      Retained deficit ............................              (76,314)              (28,259)
      Cumulative translation adjustments ..........                3,755                 3,613
                                                               ---------             ---------

      TOTAL STOCKHOLDERS' EQUITY ..................              455,189               343,927
                                                               ---------             ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..            $ 620,160             $ 462,863
                                                               =========             =========


     The accompanying notes on pages 7 to 10 are an integral part of these consolidated financial statements.

                                         GETTY IMAGES, INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                      NINE MONTHS ENDED
                                                                         -----------------------------------------
                                                                         SEPTEMBER 30, 1999   SEPTEMBER 30, 1998(1)
                                                                         ------------------   ---------------------
                                                                                       (IN THOUSANDS)

      NET CASH FLOWS FROM OPERATING ACTIVITIES ....................            $    430             $  9,764
                                                                               --------             --------

      CASH FLOWS FROM INVESTING ACTIVITIES
            Business acquisitions, net of cash acquired ...........                (435)              (78,667)
            Purchase of fixed assets ..............................             (30,198)             (16,631)
                                                                              ---------             --------

      NET CASH USED IN INVESTING ACTIVITIES .......................             (30,633)             (95,298)
                                                                              ---------             --------

      CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds of debt ......................................              20,000              119,569
            Principal payments on capital lease obligations .......                (374)                --
            Payments on principal balance of debt .................                --                (67,098)
            Proceeds from issuance of ordinary shares .............               2,007               32,477
                                                                              ---------             --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES ...................              21,633               84,948
                                                                              ---------             --------

      Net decrease in cash and cash equivalents ...................              (8,570)                (586)
      Exchange rate differences arising from translation of foreign
        currency balances .........................................               2,297                  892
      Cash and cash equivalents
      -- beginning of period                                                     16,150               29,234
                                                                              ---------             --------
      -- end of period                                                        $   9,877             $ 29,540
                                                                              =========             ========


            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                 NINE MONTHS ENDED
                                                     ------------------------------------------
                                                     SEPTEMBER 30, 1999   SEPTEMBER 30, 1998(1)
                                                     ------------------   ---------------------
                                                                  (IN THOUSANDS)

      Net loss ...............................            $(48,055)            $(29,807)
      Other comprehensive income, net of tax:
      Foreign currency translation adjustments                 142                1,216
                                                          --------             --------
      COMPREHENSIVE LOSS .....................            $(47,913)            $(28,591)
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

                               GETTY IMAGES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PREPARATION

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report"), Commission file No. 000-23747, that was filed with the Commission on March 31, 1999. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of the operations for the three and nine month periods ended September 30, 1999 may not be indicative of the results that may be expected for the full fiscal year.

The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new rules will be effective for fiscal years beginning after June 15, 2000. The Company does not believe that the new standard will have a material impact on its financial results.

2.       PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include Getty Images, Inc. and its subsidiaries, all of which are 100% owned, from the date of acquisition. All material intercompany amounts and transactions have been eliminated in the consolidated financial statements. The Company accounts for acquisitions using the purchase method of accounting.

3.       NON-RECURRING INTEGRATION AND RESTRUCTURING CHARGES

During the three month period ended September 30, 1999, the Company approved and commenced a program to integrate all the Company's businesses, including the new acquisitions Art.com and EyeWire, into four divisions to serve its four major types of customers. This has resulted in integration and restructuring charges, which are incremental and non-recurring, being incurred.

Integration costs in the three month period ended September 30, 1999 amounted to $2.6 million and were associated with the activities of teams responsible for integrating the various businesses of the Company for the benefit of future operations and included items such as consulting and professional fees, systems and process integration costs and content review costs. Content review costs arose from an assessment of the compatibility of our images across our brands following the decision to integrate all our businesses into four divisions. These costs were expensed as incurred.

Restructuring costs, which amounted to $4.8 million in the three month period ended September 30, 1999, were for estimated costs associated with the closure of 14 facilities, employee termination and contract termination costs.

Non-recurring integration and restructuring costs have been incurred in the three month period ended September 30, 1999, as follows:

                                                             SEPTEMBER 30, 1999
                                                    ------------------------------------
                                                    CHARGE       UTILIZED      PROVISION
                                                    ------       --------      ---------
                                                               (IN THOUSANDS)
      INTEGRATION COSTS
      Consulting and professional fees ....         $  671         $  671         $ --
      Systems and process integration costs          1,423          1,423           --
      Content review costs ................            562            562           --
                                                    ------         ------         ------
                                                     2,656          2,656           --
                                                    ------         ------         ------
      RESTRUCTURING COSTS
      Property exit costs .................          1,483            989            494
      Asset writedowns ....................            905            905           --
      Employee termination costs ..........          2,394          1,512            882
                                                    ------         ------         ------
                                                     4,782          3,406          1,376
                                                    ------         ------         ------

                                                    $7,438         $6,062         $1,376
                                                    ======         ======         ======

The charge for employee termination costs in the three month period ended September 30, 1999, can be analysed as follows:

                                                                OPERATIONAL
                                                   MANAGEMENT      STAFF           TOTAL
                                                   ----------   ------------       -----
                                                              (IN THOUSANDS)
Employee termination costs                          $1,690         $704           $2,394
                                                    ======         ====           ======
Number of employees                                     13           54               67
                                                    ======         ====           ======

The unutilized provision of $1,376,000 at September 30, 1999 relates to property exit costs and employee termination costs that will be substantially paid in the remainder of 1999.

During the nine month period ended September 30, 1998, the Company approved and commenced a program to integrate the businesses of the Company following the acquisitions of PhotoDisc and Allsport in February 1998. This resulted in integration and restructuring charges, which were incremental and non-recurring being incurred.

Integration costs in the nine month and three month periods ended September 30, 1998 amounted to $3.7 million and $2.4 million respectively, and were associated with the activities of teams responsible for integrating the various businesses of the Company for the benefit of future operations and included items such as consulting and professional fees, systems and process integration costs and contract renegotiation costs. These costs were expensed as incurred.

The provision for restructuring costs, which amounted to $10.1 million and $2.2 million in the nine and three month periods ended September 30, 1998, respectively, were for estimated exit costs associated with the closure of certain operating facilities, including asset writedowns and termination costs.

4.       PROVISION FOR INCOME TAXES

The Company provides for income taxes on an interim basis using its estimated annual income tax rate. Excluding non-recurring integration and restructuring costs, and the tax credits thereon, and the amortization of intangibles, which is largely non tax deductible, the Company is providing for income taxes in 1999 at an effective annual tax rate of 39.4%.

5.       EARNINGS PER SHARE

Diluted earnings per share are not given for the three or nine month periods ended September 30, 1999 or September 30, 1998 due to the loss incurred in those periods. Basic loss per share for the three and nine month periods ended September 30, 1999 are computed on the basis of 35,513,000 and 33,273,000 weighted average number of shares in issue, respectively. Basic loss per share for the three and nine month periods ended September 30, 1998 are computed on the basis of 30,467,000 and 28,686,000 weighted average number of shares in issue, respectively.

As explained in Note 8, 1.56 million exchangeable shares at par value of $0.01 were issued to EyeWire stockholders on August 5, 1999 pursuant to the acquisition of that company. When these shares are exchanged for shares of the Company's common stock, 1.56 million shares will be reflected in our earnings per share calculation.

6.       FOREIGN CURRENCY TRANSLATION

Unrealized net exchange gains of $2,104,000 for the three month period ended September 30, 1999 and unrealized net exchange losses of $1,526,000 for the nine month period ended September 30, 1999 (three and nine month period ended September 30, 1998: $nil) arose on the translation of certain intercompany foreign currency transactions deemed to be of a long-term nature. These transactions are not planned to be settled in the foreseeable future and are reported in the same manner as foreign currency translation adjustments in stockholders' equity in accordance with SFAS 52 "Foreign Currency Translation."

7.       SEGMENT INFORMATION

Getty Images operates in one business segment and all intercompany transactions are eliminated on consolidation. Revenues from external customers are $167,930,000 for the first nine months of 1999 and $60,823,000 for the quarter ended September 30, 1999 ($135,032,000 for the first nine months of 1998 and $48,975,000 for the quarter ended September 30, 1998).

8.       ACQUISITIONS

On August 5, 1999, the Company acquired all of the outstanding capital shares of EyeWire Partners, Inc.. In the transaction, EyeWire stockholders received an aggregate of 1.56 million exchangeable shares of a newly formed Nova Scotia subsidiary of the Company. Each exchangeable share is exchangeable for one share of the Company's common stock. The total market value of the acquisition was $32,375,000. Goodwill of $34.7 million arising from the acquisition will be amortized over seven years.

9.    OTHER INFORMATION

On September 20, 1999, the Company signed a stock purchase agreement with Eastman Kodak Company and Kodak S.A., an affiliate of Eastman Kodak Company, to purchase all of the capital stock of The Image Bank, Inc. and The Image Bank France S.A., which we collectively refer to as "The Image Bank," for approximately $173.0 million plus approximately $10.0 million to compensate Eastman Kodak Company for a tax election made for the Company's benefit. The Image Bank is a leading provider of visual content to the advertising, design, publishing, corporate, broadcast and editorial markets. The Company believes that The Image Bank is the market leader in the film footage market and is a leading source of contemporary stock photography, archival photography and illustrative artwork worldwide. The Company currently expects to close this acquisition on or before December 15, 1999.

On September 29, 1999, the Company filed a Registration Statement (which has not yet become effective) for the public offering of up to 5,000,000 shares (5,750,000 shares if the underwriters' over-allotment option is exercised) of newly-issued common stock. The Company currently expects to close the offering contemplated by the Registration Statement during November 1999.

10.   SUBSEQUENT EVENTS

The Company has entered into an agreement, dated as of October 26, 1999, with Getty Investments L.L.C. ("Getty Investments") providing for the purchase by Getty Investments of 1,579,353 shares of the Company's common stock for $32.0 million in cash or approximately $20.261 per share. The purchase of the shares by Getty Investments is due to be consummated on the business day immediately preceding the closing of the acquisition of The Image Bank. The subscription is subject to the inclusion of these new shares under the Company's existing registration rights agreement with Getty Investments; the execution and delivery of an indemnity agreement similar to that delivered in connection with the sale of the Company's convertible subordinated notes; and the receipt by Getty Investments of an appropriate legal opinion. The closing of the Getty Investments stock purchase is not contingent on the closing of the Company's current public stock offering or the acquisition of The Image Bank.

11.      PRO FORMA INFORMATION RELATING TO ACQUISITIONS (UNAUDITED)

The following unaudited pro forma information shows the results of the Company for the nine month periods ended September 30, 1999 and September 30, 1998, respectively, as if the acquisitions of PhotoDisc and Allsport had occurred on January 1, 1998 and the acquisitions of Art.com and EyeWire had occurred on January 1, 1999. The pro forma information includes adjustments related to the financing of the acquisitions, including conversion of the EyeWire exchangeable shares, the effect of amortizing goodwill and other intangible assets acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would have actually occurred had the combinations been in effect on the dates indicated or which may occur in the future.

                                             UNAUDITED
                                   NINE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------
                                      1999                 1998
                                   ---------             ---------
                                 (IN THOUSANDS EXCEPT LOSS PER SHARE DATA)

      Sales ..............         $ 168,482             $ 141,824
      Net loss ...........           (74,569)              (33,060)
      Basic loss per share         $   (2.03)            $   (1.15)

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF GETTY IMAGES, INC.

We have reviewed the accompanying consolidated balance sheet of Getty Images, Inc. and its subsidiaries as of September 30, 1999, and the related consolidated statements of operations for each of the three month and nine month periods ended September 30, 1999 and September 30, 1998, and the related consolidated statement of comprehensive income and condensed consolidated statement of cash flows for the nine month periods ended September 30, 1999 and September 30, 1998. These financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated March 31, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers
LONDON
England
November 11, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, AND OTHER FINANCIAL INFORMATION CONTAINED ELSEWHERE IN THIS REPORT ON FORM 10-Q. IN THE FOLLOWING DISCUSSION, REFERENCES TO THE "COMPANY" "WE", "US" AND "OUR" ARE TO GETTY COMMUNICATIONS PLC COMBINED WITH GETTY IMAGES, INC.. ALL FINANCIAL DATA REFERRED TO IN THE FOLLOWING DISCUSSION HAS BEEN PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (US GAAP).

IN ADDITION TO HISTORICAL INFORMATION, THE DISCUSSION IN THIS SECTION MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS, OPERATING RESULTS, TRENDS IN SALES, GROSS PROFIT, OPERATING EXPENSES, EFFECTIVE TAX RATES, ANTICIPATED EXPENSE LEVELS, LIQUIDITY AND CAPITAL RESOURCES, YEAR 2000 EXPENSES AND THE EFFECT OF FOREIGN CURRENCY HEDGING TRANSACTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THESE FORWARD-LOOKING STATEMENTS DUE TO FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE SECTION ENTITLED "ITEM 1: BUSINESS - H. FACTORS THAT MAY AFFECT THE BUSINESS" IN OUR FORM 10-K.


OVERVIEW

Founded in March 1995 as Getty Communications plc, Getty Images, Inc. is a leading global visual content provider, offering imagery over the Internet and through a diverse set of distribution channels and media including CD ROMs, demonstration reels and catalogs. We estimate we control over 30 million still images and more than 12,000 hours of film footage. We own or control visual content across major categories of the industry. Through our e-commerce enabled websites and our international network of company-operated offices as well as agents, distributors and affiliates in 51 countries, we provide both business and consumers with effective access to image and footage products. Since 1995, we have been an active consolidator of many of the visual content industry's leading brands, acquiring brands such as Tony Stone Images (tonystone.com), a leading worldwide provider of contemporary stock photography; PhotoDisc (photodisc.com), a pioneer in the development and marketing of digital stock photography, which uses the royalty-free licensing model and the electronic delivery of images; Allsport (allsport.com), a leading worldwide sports photography provider; EyeWire (eyewire.com), a leading provider of royalty-free imagery and visual content-related products and services to the business user market; and Art.com (art.com), a leading provider of framed and unframed art and art-related products to consumers on the Internet.

Our visual content product brands are organized into the following divisions to serve our four major types of customers:

Creative Professional Division. Tony Stone Images and PhotoDisc, leaders in licensed and royalty-free contemporary stock photography, and Energy Film Library, a leading provider of stock film footage;

Press and Editorial Division. Allsport, a leading global provider of sports imagery; Liaison Agency, a leading North American news and features agency; Hulton Getty, one of the world's largest commercially available collections of archival photography; and Online USA, Inc., a leading provider of celebrity news and event photography over the Internet that we acquired in August 1999;

Business User Division. EyeWire, a leading provider of royalty-free imagery, footage, audio, typefaces, illustration, clip art and other design products to business users that we acquired in August 1999; and

Consumer Division. Art.com, a leading destination for custom framed and unframed art and art-related supplies for consumers on the Internet that we acquired in May 1999.

Our sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Sales generally consist of a large number of relatively small transactions involving the sale or licensing of single images, video and film clips or CD ROM products containing between 100 and 300 images. We use a variety of distribution platforms, including digital distribution via the Internet and CD ROM, as well as analog distribution of 35mm film, video and analog transparencies. Price is generally determined by resolution size and the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups. We also generate sales from subscription or bulk purchase deals where customers are provided access to imagery online. In the case of our consumer business, we principally sell framed and unframed art products to consumers over the Internet with payment typically being made using a credit card.

Revenue arises from three principal types of sales:

Fixed license sales are recognized when a license agreement has been completed with the customer for the use of the image, and the image has been made available for use. Fixed license pricing terms do not call for additional fees beyond the fixed license amount, and our customer is contractually obligated to pay the fixed license amount upon agreement of the license terms and availability of the image for use by the customer.

Royalty-free sales, or sales in which the user pays a one-time fee for unlimited use, are recognized upon the shipment of the CD ROM or at the time images are downloaded by the customer.

Consumer sales are recognized upon shipment of the product.

Circumstances in which sales are refunded are rare, and refunds are netted in the recognition of revenue. Sales are recorded at invoiced amounts less sales tax, if applicable. "Digital sales" are defined as those sales that are transacted on the Internet or by CD ROM, and "e-commerce sales" are defined as the Internet portion of digital sales.

Our cost of sales primarily consists of commission payments to contributing photographers and cinematographers. These suppliers are under contract with us and receive payments of up to 50.0% of sales depending on the type of product and where and how the product is sold. We own a significant number of the images in our collections and these images do not require commission payments. Cost of sales also includes, to the extent applicable, handling and shipping costs for duplicate transparencies, the cost of CD ROM production and costs associated with framing and shipping art products. As a result, our gross margin is impacted by the mix of sales conducted digitally on the Internet, sales of wholly-owned imagery, geographic distribution of sales and brand sales mix.

Our selling, general and administrative expenses include salaries and related staff costs, premises and utility costs, and sales and marketing costs.

We amortize goodwill and depreciate the cost of the investment in duplicate transparencies, digital files, archival picture collections, computer systems and other fixed assets over their expected useful lives. The acquisitions of PhotoDisc and Allsport in February 1998 have generated approximately $241.9 million in goodwill and $51.0 million in other intangibles. The acquisitions of Art.com in May 1999 and EyeWire in August 1999 have generated approximately $122.2 million and $34.7 million of goodwill, respectively. These acquisitions will result in a substantial charge to be amortized against our earnings in future periods. We are amortizing goodwill relating to PhotoDisc and Allsport over 20 years, goodwill relating to Art.com over three years, and goodwill relating to EyeWire over seven years. We amortize other intangibles over one to three years.

As a result of our various acquisitions and their financial and goodwill accounting effects on net income, we believe that EBITDA provides stockholders, investors and analysts with an appropriate measure of our operating performance. We define EBITDA as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring integration and restructuring costs and extraordinary items. EBITDA should not be considered as an alternative to operating income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

Following the acquisitions of PhotoDisc and Allsport in February 1998, we commenced a program to integrate our then existing businesses. This resulted in integration and restructuring charges totaling $13.8 million. The charges included restructuring costs, severance costs, consulting and professional fees, systems and process integration costs, and costs associated with contract renegotiations and terminations.

Restructuring costs, amounting to $10.1 million in 1998, were for estimated exit costs associated with the closure of certain operating facilities, including asset writedowns and termination costs. The largest element of the asset writedowns consisted of systems assets, primarily hardware and software, which had shortened useful lives as a result of the restructuring plans. Termination costs arose in relation to property related exit costs, termination of agents and photographer contracts and employee terminations. Integration costs of $3.7 million were associated with the activities of teams responsible for integrating our then existing businesses and included items such as consulting and professional fees, systems and process integration costs and contract renegotiation and termination costs.

During the three months ended September 30, 1999, we approved and commenced a program to integrate all our businesses, including the new acquisitions Art.com and EyeWire, into four divisions to serve our four major types of customers. This resulted in integration and restructuring charges totaling $7.4 million. The charges included restructuring costs, severance costs, consulting and professional fees, systems and process integration costs and costs associated with terminations.

Restructuring costs, amounting to $4.8 million in 1999 were for estimated exit costs associated with the closure of 14 facilities, asset writedowns and employee termination costs. The largest element of the asset writedowns consisted of systems assets, primarily software which had shortened useful lives as a result of the restructuring plans. Termination costs arose in relation to property related exit costs and employee termination. Integration costs of $2.6 million were associated with the activities of teams responsible for integrating our businesses and included items such as consulting and professional fees, systems and process integration costs and content review costs. Content review costs arose from an assessment of the compatibility of our images across our brands following the decision to integrate all our businesses into four divisions.

UNAUDITED RESULTS OF OPERATIONS:

The following table is derived from our consolidated financial statements and sets forth certain items for the periods indicated.

                                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                           --------------------------------------------------------------
                                                                                 % OF                               % OF
                                                             1999               SALES             1998              SALES
                                                           ---------           -------        ---------            ------
                                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)

      INCOME STATEMENT DATA:
      Sales ......................................         $ 167,930            100.0%        $ 135,032            100.0%
      Gross profit ...............................           122,879             73.2%           95,952             71.1%
      Selling, general and administrative expenses           (97,316)           (58.0%)         (71,231)           (52.8%)
      Amortization of intangibles and
      depreciation ...............................           (63,079)           (37.6%)         (37,151)           (27.5%)
      Non-recurring integration and restructuring
      costs ......................................            (7,438)            (4.4%)         (13,755)           (10.2%)
      Operating loss .............................           (44,954)           (26.8%)         (26,185)           (19.4%)
      Net interest expense .......................            (2,868)            (1.7%)          (2,119)            (1.6%)
      Net exchange gain/(loss) ...................               244              0.1%             (116)            (0.1%)
      Income taxes ...............................              (477)            (0.3%)            (557)            (0.4%)
      Extraordinary items ........................              --                --               (830)            (0.6%)
      Net loss ...................................           (48,055)           (28.6%)         (29,807)           (22.1%)
                                                           =========            ======        ==========           ======

      OTHER OPERATING DATA:
      EBITDA(1) ..................................         $  25,563             15.2%        $   24,721             18.3%
                                                           =========            ======        ==========           ======


                                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                           --------------------------------------------------------------
                                                                                 % OF                                % OF
                                                             1999               SALES            1998               SALES
                                                           ---------           -------        ---------           -------
                                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)

      INCOME STATEMENT DATA:
      Sales ......................................          $ 60,823            100.0%        $ 48,975            100.0%
      Gross profit ...............................            44,377             73.0%          35,411             72.3%
      Selling, general and administrative expenses           (36,520)           (60.0%)        (25,646)           (52.4%)
      Amortization of intangibles and
      depreciation ...............................           (25,997)           (42.7%)        (13,802)           (28.2%)
      Non-recurring integration and restructuring
      costs ......................................            (7,438)           (12.2%)         (4,618)            (9.4%)
      Operating loss .............................           (25,578)           (42.1%)         (8,655)           (17.7%)
      Net interest expense .......................            (1,095)            (1.8%)           (800)            (1.6%)
      Net exchange gain/(losses) .................               615              1.0%             (57)            (0.1%)
      Income taxes ...............................             1,691              2.8%            (188)            (0.4%)
      Extraordinary items ........................              --                 --              --                --
      Net loss ...................................           (24,367)           (40.1%)         (9,700)           (19.8%)
                                                            ========            ======        ========            ======

      OTHER OPERATING DATA:
      EBITDA(1) ..................................          $  7,857             12.9%        $  9,765             19.9%
                                                            ========            ======        ========            ======


 (1)"EBITDA" is defined as earnings before interest, taxes, exchange gains/(losses), depreciation, amortization, non-recurring integration and restructuring costs and extraordinary items. EBITDA should not be considered as an alternative to operating income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

SALES

Our total sales increased from $135.0 million in the nine months ended September 30, 1998 to $167.9 million in the nine months ended September 30, 1999, an increase of 24.4%, and from $49.0 million in the three months ended September 30, 1998 to $60.8 million in the three months ended September 30, 1999, an increase of 24.2%. These increases were largely attributable to the continued growth of our business-to-business brands, particularly the growth of revenues from our e-commerce websites.

We experienced an increase in the rate of demand for both analog and digital search, selection and fulfillment of imagery during the nine months ended September 30, 1999, particularly in North America. Digital sales accounted for 30.1% of our sales or $40.6 million in the nine months ended September 30, 1998 and increased to 44.5% of our sales or $74.8 million in the nine months ended September 30, 1999, representing an 84.0% growth. Digital sales accounted for 34.2% of our sales or $16.7 million in the three months ended September 30, 1998 and increased to 49.8% of sales or $30.3 million in the three months ended September 30, 1999, representing an 80.9% growth. These increases were due, in part, to the inclusion of Allsport's and PhotoDisc's digital sales for the full nine months in 1999, as well as the inclusion of Art.com's and EyeWire's digital sales since their acquisition in May and August 1999, respectively.

E-commerce sales accounted for $18.8 million of sales during the nine months ended September 30, 1998 and more than doubled to $43.4 million, or 25.9% of sales in the nine months ended September 30, 1999. E-commerce sales accounted for $7.3 million or 14.9% of sales and $19.4 million or 31.8% of sales, in the three months ended September 30, 1998 and 1999, respectively.

GROSS PROFIT

Our gross profit margin was 71.1% for the nine months ended September 30, 1998 and increased to 73.2% in the nine months ended September 30, 1999. Our gross profit margin was 72.3% for the three months ended September 30, 1998, and increased to 73.0% in the three months ended September 30, 1999. This result reflects the increasing shift in sales mix to e-commerce with its lower cost of sales, as well as continuing changes in our sales mix at the brand level.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were 52.8% of sales in the nine months ended September 30, 1998 or $71.2 million compared to 58.0% of sales, or $97.3 million for the nine months ended September 30, 1999. Selling, general and administrative expenses were 52.4% of sales, or $25.6 million and 60.0% of sales, or $36.5 million for the three months ended September 30, 1998 and 1999, respectively. The increase in selling, general and administrative expenses over the comparable periods in 1998 was largely attributable to accelerated investment in advertising and marketing costs associated with our new websites, increased investment in management, new sales offices, and the development of new products and new business systems. The acquisition of Art.com particularly contributed to the increase in selling, general and administrative expenses. We intend to continue to make the investments required to migrate our business from an analog to a digital platform.

We are committed to managing selling, general and administrative expenses as we further integrate our businesses, and implement new and standardized business systems. As customers move towards digital image search, retrieval and payment, we plan to streamline our support operations. We also intend to consolidate our offices and other premises throughout the world in line with the recently announced reorganization of our business into four divisions.

AMORTIZATION OF INTANGIBLES AND DEPRECIATION

Amortization of intangibles increased from $26.9 million in the nine months ended September 30, 1998 to $46.8 million in the nine months ended September 30, 1999, an increase of 74.0%. Amortization of intangibles increased from $10.0 million in the three months ended September 30, 1998 to $19.8 million in the three months ended September 30, 1999, an increase of 97.8%. These increases were attributable to increased goodwill that arose from the acquisitions of PhotoDisc and Allsport in February 1998, Art.com in May 1999 and EyeWire in August 1999.

Depreciation increased from $10.2 million in the nine month period ended September 30, 1998 to $16.3 million in the nine month period ended September 30, 1999, an increase of 58.8%. Depreciation increased from $3.8 million in the three month period ended September 30, 1998 to $6.2 million in the three month period ended September 30, 1999, an increase of 63.5%. These increases primarily arose from the acquisitions of PhotoDisc and Allsport in February 1998, Art.com in May 1999 and EyeWire in August 1999, together with increased capital expenditures related to the development of our digital strategy. We expect depreciation to continue to increase as a result of this increased investment.

NON - RECURRING INTEGRATION AND RESTRUCTURING COSTS

During the nine and three months ended September 30, 1999, we approved and commenced a program to integrate all our businesses, including the new acquisitions Art.com and EyeWire, into four divisions to serve our four major types of customers. This resulted in integration and restructuring charges totaling $7.4 million. The charges included restructuring costs, severance costs, consulting and professional fees, systems and process integration costs and costs associated with terminations.

Integration costs in the nine and three months ended September 30, 1999 of $2.6 million were associated with the activities of teams responsible for integrating our businesses for the benefit of future operations and included items such as consulting and professional fees, systems and process integration costs and content review costs. Content review costs arose from an assessment of the compatibility of our images across our brands following the decision to integrate all our businesses into four divisions. These costs were expensed as incurred.

Restructuring costs, amounting to $4.8 million in the nine and three months' ended September 30, 1999, were for estimated exit costs associated with the closure of 14 facilities, asset writedowns and employee termination costs. The largest element of the asset writedowns consisted of systems assets, primarily software, which had shortened useful lives as a result of the restructuring plans. Termination costs arose in relation to property related exit costs and employee terminations.

Further costs associated with the non-recurring integration program, which management anticipates will not exceed $2.5 million, will be recognized as incurred. It is anticipated that the non-recurring integration and restructuring program will be substantially complete by June 30, 2000. Management expects that the total cash costs will amount to approximately $8.4 million.

Following the acquisitions of PhotoDisc and Allsport in February 1998 we commenced a program to integrate our then existing businesses. This resulted in integration and restructuring charges of $13.8 million in the nine months ended September 30, 1998 and $4.6 million in the three months ended September 30, 1998. The charges included restructuring costs, severance costs, consulting and professional fees, systems and process integration costs, and costs associated with contract renegotiations and terminations.

Integration costs in the nine months and three months ended September 30, 1998 of $3.7 million and $2.4 million, respectively, were associated with the activities of teams responsible for integrating our then existing businesses for the benefit of future operations and included items such as consulting and professional fees, systems and process integration costs and contract renegotiation and termination costs.

Restructuring costs, amounting to $10.1 million in the nine months ended September 30, 1998, and $2.2 million in the three months ended September 30, 1998, were for estimated exit costs associated with the closure of certain operating facilities, including asset writedowns and termination costs. The largest element of the asset writedowns consisted of systems assets, primarily hardware and software, which had shortened useful lives as a result of the restructuring plans. Termination costs arose in relation to property related exit costs, termination of agents and photographers contracts and employee terminations.

NET EXCHANGE GAINS/(LOSSES)

Our operating results are affected by exchange rate fluctuations to the extent that we have receivables or payables that are denominated in a currency other than the local currency. Exchange gains or losses arising on the translation of these balances into local currency or on the settlement of these transactions are recognized in our income statement.

Our policy is to hedge a majority of our contracted net receivables and payables using a combination of forward exchange contracts and foreign currency term loans. Net exchange gains were $244,000 in the nine months ended September 30, 1999, compared to a net exchange loss of $116,000 in the same period of 1998. Net exchange gains were $615,000 in the three months ended September 30, 1999, compared to a net exchange loss of $57,000 for the three months ended September 30, 1998.

INCOME TAXES

The tax charge for the nine month period ended September 30, 1999 was $477,000 and the tax credit for the three month period ended September 30, 1999 was $1.7 million. This compares with a tax charge of $557,000 and $188,000 in the nine and three month periods ended September 30, 1999, respectively. Excluding non-recurring integration and restructuring costs, and the tax credits thereon, and the amortization of intangibles, which is largely non tax deductible, the Company had an effective tax rate of 39.4% for the nine months ended September 30, 1999, and 36.8% for the nine months ended September 30, 1998. The tax credit arising from the non-recurring integration and restructuring costs was $2.7 million in both the nine and three month periods ended September 30, 1999 and $4.0 million and $1.7 million for the nine and three month periods ended September 30, 1998.


EBITDA

EBITDA increased from $24.7 million in the nine months ended September 30, 1998 to $25.6 million in the nine months ended September 30, 1999, an increase of 3.4%. EBITDA decreased from $9.8 million in the three months ended September 30, 1998 to $7.9 million in the three months ended September 30, 1999, a decrease of 19.5%. EBITDA as a percentage of sales decreased from 18.3% in the nine months ended September 30, 1998 to 15.2% in the nine months ended September 30, 1999. EBITDA as a percentage of sales decreased from 19.9% in the three months ended September 30, 1998 to 12.9% in the three months ended September 30, 1999. Excluding Art.com, EBITDA as a percentage of sales increased from 18.3% in the nine months ended September 30, 1998 to 19.0% in the nine months ended September 30, 1999. Excluding Art.com, EBITDA as a percentage of sales, decreased from 19.9% in the three months ended September 30, 1998 to 18.9% in the three months ended September 30, 1999. As with gross profit, our EBITDA, excluding Art.com, has been impacted by our overall growth, including our growth through acquisitions, the growth in digital sales, the increasing sales mix of wholly-owned imagery, as well as operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES


                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                      ------------------------------
                                                          1999                1998
                                                      ---------             --------
                                                    (IN THOUSANDS)      (IN THOUSANDS)
      Net cash provided by/(used in):
               Operating activities ..........         $    430             $  9,764
               Investing activities ..........          (30,633)             (95,298)
               Financing activities ..........           21,633               84,948
               Exchange  differences..........            2,297                  892
                                                       --------             --------

      Net (decrease)/increase in cash
      and cash equivalents ...................         $ (6,273)            $    306
                                                       ========             ========

Net cash provided by operating activities amounted to $430,000 in the nine months ended September 30, 1999 compared to $9.8 million in the nine months ended September 30, 1998. The decrease was due to increased spending on marketing and advertising, particularly at Art.com, and the production of new contemporary stock photography catalogs.

Net cash used in investing activities in the nine months ended September 30, 1999 was $30.6 million, compared to $95.3 million in the same period last year. The decrease primarily reflected the larger business acquisitions made in the nine months ended September 30, 1998, offset in part by increased investment in technology and related infrastructure in the nine months ended September 30, 1999.

Net cash provided by financing activities in the nine months ended September 30, 1999 was $21.6 million, primarily as a result of a $20.0 million short-term revolving credit facility, which was obtained by the Company in the period to fund additional working capital requirements and the acquisition of Art.com.

The acquisitions of PhotDisc and Allsport in February 1998 and other businesses throughout the year resulted in a net cash outflow of $80.6 million, including expenses. To fund this amount, we raised a net additional $47.2 million of debt and Getty Investments LLC subscribed for an additional 1,518,644 shares of our common stock, providing $28.0 million of additional capital.

On May 20, 1998, we raised $75.0 million from the issuance of our convertible subordinated notes. Of these proceeds, $49.0 million was applied to the repayment of term debt and $3.3 million to debt issuance costs. Also, in the year ended December 31, 1998, we raised $5.3 million from the exercise of options. At December 31, 1998, we had outstanding long term debt of $75.0 million and cash of $16.2 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new rules will be effective for fiscal years beginning after June 15, 2000. The Company does not believe that the new standard will have a material impact on its financial results.

THE EURO CONVERSION

A new European currency, the Euro, was implemented in January 1999 to replace the separate currencies of eleven Western European countries. This is requiring changes in our operations as we modify systems and commercial arrangements to handle the new currency. Modifications are necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. Although a three-year transition period is expected during which transactions may also be made in the old currency, we will use dual currency processes for our operations during the transition period. We do not expect the cost of this effort to have a material effect on our business or results of operations, however we cannot be sure that all problems will be foreseen and corrected or that no material disruption of our business will occur.

YEAR 2000 READINESS

The Year 2000 issue refers to the risk that systems, products and equipment having date-sensitive components will not recognize the Year 2000 as a result of computer programs using two digits rather than four to define the applicable year. The use of noncompliant Year 2000 programs or our inability to update our systems successfully may result in system failures, miscalculations or errors which could cause disruption of operations, the corruption of data or other business problems, including, among other things, a temporary inability to process transactions and invoices, or engage in other business activities. In addition to our computer systems, the Year 2000 issue may affect certain embedded systems such as alarms, gates and time locks, lighting, security, electrical supply control and backup equipment, and communication systems such as switchboards, fax machines and cellular telephones.

In addition to Year 2000 issues related to our systems, we may be adversely affected if our key suppliers or other material third party service providers are unable or fail to adequately address the Year 2000 issue. Such suppliers can include infrastructure suppliers in areas such as utilities, communications, transportation and other services. While we are developing alternate power generation sources for our most sensitive systems, the likelihood and effects of failures in infrastructure systems and in the supply chain cannot be estimated.

We developed the Year 2000 Compliance Program (the "Program") to identify and mitigate Year 2000 issues in our information systems, facilities and suppliers. The Program can be divided into three phases: (1) evaluation, which includes identifying issues, taking an inventory of the systems affected and developing solutions to address the issues; (2) implementation, which includes deploying program and software changes and completing necessary contingency plans; and (3) testing, which includes performing applications and acceptance testing and certification.

The goals of the Program are to ensure that we and our business divisions can continue to function at optimal levels up to and beyond December 31, 1999, to provide our customers and partners with our services throughout the affected period and to ensure that key suppliers are Year 2000 compliant and that there will be no disruption in our supply of services and products.

Our Chief Executive Officer, subject to our board of directors' oversight, is responsible for the overall implementation of the Program and ensuring that we become Year 2000 compliant by December 31, 1999.

As of September 30, 1999, the bulk of our systems were Year 2000 compliant, and the remainder will reach compliance during the fourth quarter of 1999. Contingency plans have been developed for any matter not resolved in 1999 that may have a material negative impact on our final Year 2000 readiness.

Evaluation. We have inventoried all of our major hardware and software platforms, as well as the relevant computer, embedded and communication systems, which may be affected by the Year 2000 issue and assessed our needs to become Year 2000 compliant. We have completed a review of the Year 2000 issues faced by our material suppliers and evaluated the risks and dependencies associated with those suppliers. The review of the Year 2000 issues faced by licensees and agents has been completed.

Implementation. We are in the advanced stages of our deployment of software and hardware changes. Year 2000 compliance measures have been incorporated into all new Internet initiatives, becoming our standard for all new contracts and have been incorporated into our due diligence program when evaluating potential acquisitions and partnerships.

In addition, we have developed our first stage contingency plan which addresses the identification of alternative suppliers and distribution channels and the implementation of manual systems if it becomes necessary. We are continuing to review this process.

Testing. We will continue testing our computer, embedded and communication systems as we complete the implementation of software and hardware changes.

We estimate that the expected total aggregate costs for our Year 2000 activities and related systems changes will be approximately $2.5 million, of which approximately $2.4 million has been spent as of September 30, 1999.

RISKS RELATED TO THE YEAR 2000 ISSUE

Although our efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issues on our operations and business, the actual effects of the Year 2000 issue will not be known until 2000. If we fail to become Year 2000 compliant in a timely manner, Year 2000 issues could have a material adverse effect on our business, results of operations and financial condition.

The Year 2000 disclosure set forth above is intended to be a "Year 2000 statement" as such term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent such disclosure relates to our Year 2000 processing or to products or services we offer, is intended to be a "Year 2000 readiness disclosure" as such term is defined in the Year 2000 Act.

OTHER INFORMATION

On September 20, 1999, the Company signed a stock purchase agreement with Eastman Kodak Company and Kodak S.A., an affiliate of Eastman Kodak Company, to purchase all of the capital stock of The Image Bank, Inc. and The Image Bank France S.A., which we collectively refer to as "The Image Bank," for approximately $173.0 million plus approximately $10.0 million to compensate Eastman Kodak Company for a tax election made for the Company's benefit. The Image Bank is a leading provider of visual content to the advertising, design, publishing, corporate, broadcast and editorial markets. The Company believes that The Image Bank is the market leader in the film footage market and is a leading source of contemporary stock photography, archival photography and illustrative artwork worldwide. The Company currently expects to close this acquisition on or before December 15, 1999.

On September 29, 1999, the Company filed a Registration Statement (which has not yet become effective) for the public offering of up to 5,000,000 shares (5,750,000 shares if the underwriters' over-allotment option is exercised) of newly-issued common stock. The Company currently expects to close the offering contemplated by the Registration Statement during November 1999.

SUBSEQUENT EVENTS

We have entered into an agreement dated as of October 26, 1999, with Getty Investments L.L.C. providing for the purchase by Getty Investments of 1,579,353 shares of the Company's common stock for $32.0 million in cash or approximately $20.261 per share. The purchase of the shares by Getty Investments is due to be consummated on the business day immediately preceding the closing of the acquisition of The Image Bank. The subscription is subject to the inclusion of these new shares under the Company's existing registration rights agreement with Getty Investments; the execution and delivery of an indemnity agreement similar to that delivered in connection with the sale of the Company's convertible subordinated notes; and the receipt by Getty Investments of an appropriate legal opinion. The closing of the Getty Investments stock purchase is not contingent on the closing of the Company's current public stock offering or the acquisition of The Image Bank.

On October 26, 1999, the Company issued an aggregate of 428,442 shares of its common stock in exchange for all of the issued and outstanding capital stock of American Royal Arts Corporation. American Royal Arts Corporation is a leading provider of animation art.

On October 27, 1999, the Company acquired 95% of the membership interest in Newsmakers L.L.C. for $950,000 of its common stock which has yet to be issued. The price of the Company's common stock to be issued was based on the average closing price per share, as reported on The Nasdaq National Market for the ten day trading period ending on the second day prior to the close of the agreement. Newsmakers L.L.C. is a premiere digital news agency covering current events, news and celebrity photography.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's debt instruments, most of which are fixed-rate borrowings.


                                                                     MATURITIES                       FAIR VALUE
                                                     -----------------------------------------       SEPTEMBER 30,
                                                     1999       2001       2003          TOTAL           1999

DEBT INCLUDING CURRENT PORTION                                           (US DOLLARS, IN THOUSANDS)


Fixed rate                                                               $ 75,000      $ 75,000      $ 75,000
Average interest rate                                                       4.75%

Variable rate                                     $ 20,583    $ 1,000    $  1,000      $ 22,583      $ 22,583
Average interest rate                                7.16%       8.25%      8.25%


FOREIGN CURRENCY RISK

We conduct our business primarily in the United States and the United Kingdom and, therefore, our cashflows are primarily denominated in U.S. dollars and United Kingdom pounds sterling. We are exposed to foreign exchange risk related to foreign currency denominated assets and liabilities and cash. The introduction of the euro does not significantly affect our foreign exchange exposure.

Our functional currency is U.S. dollars. We have entered into forward foreign currency exchange contracts to hedge our contracted net receivables denominated in foreign currencies. The forward foreign currency exchange contracts typically have a term of less than six months. All forward foreign currency exchange contracts at September 30, 1999 were designated and accounted for as hedges.

The criteria we use for designating a contract as a hedge include the contract's effectiveness in risk reduction. Gains and losses on these contracts, relating to the hedged risk, are recognized as incurred, reflecting the income statement treatment of the hedge items.

If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since we enter into forward contracts only as hedges, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign currency denominated balances would be offset by the loss or gain on the forward contract.

The following tables present certain information regarding the Company's use of financial instruments and should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOREIGN EXCHANGE RISK
(CURRENCY AND US DOLLAR EQUIVALENTS IN THOUSANDS EXCEPT AVERAGE CONTRACTUAL EXCHANGE RATE WHICH IS TO THE NEAREST SECOND DECIMAL POINT)

                                                                                                   FAIR VALUE
                                                                                                 U.S. EQUIVALENT
                                                                MATURITIES                      SEPTEMBER 30, 1999
                                                                         U.S. DOLLAR
                                                         1999             EQUIVALENT

Buy Pound Sterling/sell Deutsche Mark                      2,460          $ 1,342                    $    6
Average contractual exchange rate
  (Deutsche Mark/Pound Sterling)

Buy Pound Sterling/sell French Franc                       1,350              222                        (2)
Average contractual exchange rate
  (French Franc/Pound Sterling)

Buy Pound Sterling/sell Spanish Peseta                    26,000              170                        (3)
Average contractual exchange rate
  (Spanish Peseta/Pound Sterling)

Buy Pound Sterling/sell Swedish Krone                      1,350              169                        (3)
Average contractual exchange rate
  (Swedish Krone/Pound Sterling)

Buy Pound Sterling/sell Italian Lire                     250,000          $   139                    $   (1)
Average contractual exchange rate
  (Italian Lire/Pound Sterling)

There are further forward exchange contracts at September 30, 1999 that are together considered immaterial. The US dollar equivalent maturity value of these contracts is $454,000. All foreign exchange risk contracts are foreign currency forward exchange contracts between the indicated currency and the United Kingdom Sterling (Pound Sterling).

Forward foreign exchange contracts between United Kingdom Sterling and German Deutsche Mark, French Franc, Spanish Peseta, Swedish Krone and Italian Lire account for 54 percent, 9 percent, 7 percent, 7 percent and 6 percent respectively of the Company's total US dollar equivalents in forward foreign exchange contracts.

PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 5, 1999, the Company acquired all of the outstanding capital shares of EyeWire Partners, Inc., an Alberta corporation. In the transaction, EyeWire stockholders received an aggregate of 1,561,010 exchangeable shares of a newly formed Nova Scotia subsidiary of the Company. Each exchangeable share is exchangeable for one share of the Company's common stock. In addition, the 183,318 outstanding EyeWire employee stock options were converted into options to acquire an aggregate of 292,324 shares of the Company's common stock.

On August, 19, 1999, the Company issued an aggregate of 99,930 shares of its common stock in exchange for all of the issued and outstanding capital stock of Online USA, Inc..


ITEM 5.  OTHER INFORMATION

On September 20, 1999, the Company signed a stock purchase agreement with Eastman Kodak Company and Kodak S.A., an affiliate of Eastman Kodak Company, to purchase all of the capital stock of The Image Bank, Inc. and The Image Bank France S.A., which we collectively refer to as "The Image Bank," for approximately $173.0 million plus approximately $10.0 million to compensate Eastman Kodak Company for a tax election made for the Company's benefit. The Image Bank is a leading provider of visual content to the advertising, design, publishing, corporate, broadcast and editorial markets. The Company believes that The Image Bank is the market leader in the film footage market and is a leading source of contemporary stock photography, archival photography and illustrative artwork worldwide. The Company currently expects to close this acquisition on or before December 15, 1999.

On September 29, 1999, the Company filed a Registration Statement (which has not yet become effective) for the public offering of up to 5,000,000 shares (5,750,000 shares if the underwriters' over-allotment option is exercised) of newly-issued common stock. The Company currently expects to close the offering contemplated by the Registration Statement during November 1999.

The Company entered into an agreement dated as of October 26, 1999, with Getty Investments L.L.C. providing for the purchase by Getty Investments of 1,579,353 shares of the Company's common stock for $32.0 million in cash or approximately $20.261 per share. The purchase of the shares by Getty Investments is due to be consummated on the business day immediately preceding the closing of the acquisition of The Image Bank. The subscription is subject to the inclusion of these new shares under the Company's existing registration rights agreement with Getty Investments; the execution and delivery of an indemnity agreement similar to that delivered in connection with the sale of the Company's convertible subordinated notes; and the receipt by Getty Investments of an appropriate legal opinion. The closing of the Getty Investments stock purchase is not contingent on the closing of the Company's current public stock offering or the acquisition of The Image Bank.

On October 26, 1999, the Company issued an aggregate of 428,442 shares of its common stock in exchange for all of the issued and outstanding capital stock of American Royal Arts Corporation. American Royal Arts Corporation is a leading provider of animation art.

On October 27, 1999, the Company acquired 95% of the membership interests in Newsmakers L.L.C. for $950,000 of its common stock which has yet to be issued. The price of the Company's common stock to be issued was based on the average closing price per share, as reported on The Nasdaq National Market for the ten trading day period ending on the second day prior to the close of the agreement. Newsmakers L.L.C. is a premiere digital news agency covering current events, news and celebrity photography.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Reference is made to the Index of Exhibits beginning on page 23 for a list of all exhibits filed as a part of this report.

REPORTS FILED ON FORM 8-K

On September 27, 1999 the Company filed a Current Report on Form 8-K relating to the execution of its agreement to acquire The Image Bank. This report was modified, superceded and replaced in its entirety by a Current Report on Form 8-K/A filed on October 13, 1999.

                               GETTY IMAGES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                INDEX TO EXHIBITS

Exhibit Number             Description of Exhibit

2.1(1) Combination Agreement, dated as of August 5, 1999, among Getty Images, Inc., 3032097 Nova Scotia Limited, EyeWire Partners, Inc. and each of the stockholders of EyeWire Partners, Inc.

2.2(2) Stock Purchase Agreement dated as of September 20, 1999 among Getty Images, Inc., Eastman Kodak Company and Kodak S.A.

3.1.1(3)                   Amended and Restated Certificate of Incorporation of
                           Getty Images, Inc.

3.1.2(4) Certificate of Amendment to the Certificate of Incorporation of Getty Images, Inc.

3.2(3)                     Bylaws of Getty Images, Inc.

10.1(1) Registration Rights Agreement, dated as of August 5, 1999, by and among Getty Images, Inc. and each of the former stockholders of EyeWire Partners, Inc.

10.2                       Employment Agreement between Getty Images, Inc. and
                           Christopher Roling.

10.3                       Employment Agreement between Getty Images, Inc. and
                           Jonathan D. Klein.

27.1                       Financial Data Schedule.

99.1 Subscription Agreement dated October 26, 1999 between Getty Images, Inc. and Getty
                           Investments L.L.C.


(1) Incorporated by reference from the Exhibits to the Registration Statement of Getty Images, Inc. on Form S-3 filed September 3, 1999 (Registration No. 333-86587). (Exhibit number in the Form S-3 is set forth in italics.)

(2) Incorporated by reference from the Exhibits to the Current Report on Form 8-K/A, filed October 13, 1999. (Exhibit number in the
         Form 8-K/A is set forth in italics.)

(3) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant. (Exhibit number in the Form S-4 is set forth in italics.)

(1) (4) Incorporated by reference from the Exhibits to the 8-K dated November 10, 1998. (Exhibit number in the 8-K is set forth in italics.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

Date: NOVEMBER 11, 1999                By: /s/ Christopher J. Roling
                                             ----------------------------
                                             Name:  Christopher J. Roling
                                             Title: Chief Financial Officer

                                EXHIBIT INDEX


Exhibit Number             Description of Exhibit

2.1(1) Combination Agreement, dated as of August 5, 1999, among Getty Images, Inc., 3032097 Nova Scotia Limited, EyeWire Partners, Inc. and each of the stockholders of EyeWire Partners, Inc.

2.2(2) Stock Purchase Agreement dated as of September 20, 1999 among Getty Images, Inc., Eastman Kodak Company and Kodak S.A.

3.1.1(3)                   Amended and Restated Certificate of Incorporation of
                           Getty Images, Inc.

3.1.2(4) Certificate of Amendment to the Certificate of Incorporation of Getty Images, Inc.

3.2(3)                     Bylaws of Getty Images, Inc.

10.1(1) Registration Rights Agreement, dated as of August 5, 1999, by and among Getty Images, Inc. and each of the former stockholders of EyeWire Partners, Inc.

10.2                       Employment Agreement between Getty Images, Inc. and
                           Christopher Roling.

10.3                       Employment Agreement between Getty Images, Inc. and
                           Jonathan D. Klein.

27.1                       Financial Data Schedule.

99.1 Subscription Agreement dated October 26, 1999 between Getty Images, Inc. and Getty
                           Investments L.L.C.


(1) Incorporated by reference from the Exhibits to the Registration Statement of Getty Images, Inc. on Form S-3 filed September 3, 1999 (Registration No. 333-86587). (Exhibit number in the Form S-3 is set forth in italics.)

(2) Incorporated by reference from the Exhibits to the Current Report on Form 8-K/A, filed October 13, 1999. (Exhibit number in the
         Form 8-K/A is set forth in italics.)

(3) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant. (Exhibit number in the Form S-4 is set forth in italics.)

(1) (4) Incorporated by reference from the Exhibits to the 8-K dated November 10, 1998. (Exhibit number in the 8-K is set forth in italics.)