Form 10-K
period 1999-12-31
GETTY IMAGES INC
filed 2000-03-30
CIK 1047202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                       COMMISSION FILE NUMBER: 000-23747
                      ------------------------------------
                               GETTY IMAGES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                       98-0177556
 (State or Jurisdiction of Incorporation or         (I.R.S. Employer Identification No.)
               Organization)

                              701 N. 34TH STREET,
                                   SUITE 400,
                                    SEATTLE,
                                WASHINGTON 98103
                    (Address of Principal Executive Offices)
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (206) 268-2000
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $842 million as of March 1, 2000 based upon the closing price of $57.625 on the Nasdaq National Market reported on such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5 per cent of the Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2000, the number of shares of Common Stock outstanding was 46,279,977.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Part III of this document is incorporated by reference to certain portions of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (to be filed).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GETTY IMAGES, INC.
                                   FORM 10-K
                               DECEMBER 31, 1999
                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1.  Business....................................................     3
Item 2.  Property....................................................    20
Item 3.  Legal Proceedings...........................................    20
Item 4.  Submission of Matters to a Vote of Security Holders.........    21
                                  PART II
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    21
Item 6.  Selected Consolidated Financial Data........................    23
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    25
Item     Quantitative and Qualitative Disclosures about Market
  7A.    Risk........................................................    31
Item 8.  Financial Statements and Supplementary Data.................    33
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    33
                                 PART III
Item     Directors and Executive Officers of the Registrant..........
  10.                                                                    33
Item     Executive Compensation......................................
  11.                                                                    33
Item     Security Ownership of Certain Beneficial Owners and
  12.    Management..................................................    33
Item     Certain Relationships and Related Transactions..............
  13.                                                                    33
                                  PART IV
Item     Exhibits, Financial Statements Schedules and Reports on Form
  14.    8-K.........................................................    33

                               ITEM 1.  BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about Getty Images, Inc.'s industry, management's beliefs, and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Factors That May Affect the Business", as well as "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

In this Annual Report, "Getty Images," "we," "us," and "our" refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

A.  OVERVIEW

Getty Images is a leading provider of imagery to businesses and consumers worldwide, distributing products digitally via the Internet and on CD ROMs, as well as in analog form. We are pioneering a solution to aggregate and distribute visual content. Since 1995 we have brought many of the visual content industry's leading brands under one source by acquiring brands such as Tony Stone Images, a leading worldwide provider of contemporary stock photography; PhotoDisc, a pioneer in the development and marketing of digital stock photography, which uses the royalty-free licensing model and electronic delivery of images; Allsport, a leading worldwide sports photography provider; EyeWire, a leading provider of royalty-free imagery and visual content-related products and services to the business user market; Art.com, a leading provider of framed and unframed art and art-related products to consumers on the Internet; and The Image Bank, a leading provider of visual content to the advertising, design, publishing, corporate, broadcast and editorial markets. We work with an estimated 3,950 photographers and an estimated 850 cinematographers and film producers to create our content. We control an estimated 60 million still images and an estimated 30,000 hours of film footage.

We provide our high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms and corporations; press and editorial customers involved in newspaper, magazine, book, CD ROM and online publishing; business users and small office/home office users; and consumers. By aggregating the content of our various leading brands on the Internet and partnering with third party providers, we offer a comprehensive and user friendly solution for our customers' imagery and related product needs. We seek to leverage our internally-developed search and e-commerce technology to enhance our position as a leader in the visual content industry.

B.  BACKGROUND

Getty Communications plc (our predecessor company) commenced operations on March 14, 1995 with the acquisition of Tony Stone Images, one of the world's leading providers of contemporary stock photography. In April 1996, we broadened our visual content product offerings with the acquisitions of Hulton Deutsch Collection Limited (now Hulton Getty), one of the world's largest commercially available collections of archival photography and Fabulous Footage, a leading North American provider of contemporary stock footage. In March 1997, we acquired Liaison, a well established leader in the photojournalism market. In July 1997, we acquired Energy Film Library, one of the leading international providers of contemporary stock footage to the advertising, television, feature film, corporate communications and multimedia markets.

In February 1998, we acquired PhotoDisc, Inc., a leading provider of royalty-free imagery and one of the largest providers of imagery on the Internet. Also in February 1998, we acquired Allsport Photographic plc, a leading provider of worldwide sports photography. We continued our global expansion in March 1998 with the acquisition of Fototeca Stone, a leading stock photography agent based in Barcelona, Spain and previously an exclusive agent for Tony Stone Images. In May 1998, Allsport opened an office in Sydney, Australia with the acquisition of images previously owned by Australian Picture Library. In August 1998, we acquired Imageways, Inc., a noted archival footage collection. In November 1998, we acquired Sporting Pix, a leading sports picture agency based in Melbourne, Australia. These acquisitions significantly built our base in Australia ahead of the 2000 Summer Olympic Games as Allsport has been selected as the official photographer of the US Olympic Committee and the International Olympic Committee marketing partners.

In May 1998, we issued $75 million of 4.75% convertible subordinated notes due 2003, the proceeds of which were applied partially to the repayment of $49 million of term debt due to Midland Bank plc.

In May 1999, we acquired Art.com, Inc., a leading provider of framed and unframed art and art-related products on the Internet. In August 1999, we acquired EyeWire Partners, Inc., a leading provider of royalty-free photography, video, audio, typefaces, software and other design resources to creative professionals and business users. Also in August 1999, we acquired Online USA, Inc., an agency specializing in the sourcing and distribution of celebrity imagery over the Internet. In October 1999, we acquired both American Royal Arts Corporation, a leading provider of animation art, and Newsmakers L.L.C., a premiere digital news agency covering current events, news and celebrity photography.

In November 1999, we completed a public offering of 6.9 million shares of our common stock at $39 per share for an aggregate of $259.7 million net of related fees and expenses. At the same time we also raised $32.0 million from a subscription by Getty Investments L.L.C., for 1.6 million shares -- the purchase price of $20.26 per share being the average of the bid and the ask price of our common stock for the ten trading day period ending on October 25, 1999. A significant proportion of these funds were used to finance the acquisition of The Image Bank in November 1999. The Image Bank is a leading provider of visual content to the advertising, design, publishing, corporate, broadcast and editorial markets.

C.  BRANDED PRODUCTS AND SERVICES

We offer our customers an estimated 60 million still images, approximately 30,000 hours of film footage and related products through the Internet, CD ROM, catalogs and our international distribution network of company-operated offices in 23 cities and agents and distributors in 51 countries. Our visual content brands are organized into four divisions to serve our major types of customers:
(1) Creative Professional, (2) Press and Editorial, (3) Business User and (4) Consumer.

The following chart sets forth information regarding the brands, imagery products, marketing efforts and distribution capabilities for each of our four divisions:

-----------------------------------------------------------------------------------------------------------------
DIVISIONS              CUSTOMERS              BRANDS                WEBSITE/URL                 IMAGERY PRODUCTS
-----------------------------------------------------------------------------------------------------------------
 CREATIVE              Advertising, graphic   Tony Stone Images     www.tonystone.com           Contemporary
   PROFESSIONAL        design, marketing and  PhotoDisc             www.photodisc.com           stock
                       corporate              The Image Bank        www.theimagebank.com        photography,
                       communications         Energy Film Library   www.energyfilm.com          licensed and
                                                                                                royalty-free
                                                                                                illustrations,
                                                                                                and stock film
                                                                                                footage
-----------------------------------------------------------------------------------------------------------------
 PRESS AND EDITORIAL   Newspapers,            Allsport              www.allsport.com            Sports, news and
                       magazines, publishers  Liaison Agency        www.liaisonphoto.com        features,
                                              Newsmakers            www.newsmakers.com          celebrity and
                                              Online USA            www.onlineusa.com           archival
                                              Hulton Getty          www.hultongetty.com         photography
-----------------------------------------------------------------------------------------------------------------
 BUSINESS USER         Design firms, in-      EyeWire               www.eyewire.com             Royalty-free
                       house creative         i/us                  www.ius.com                 imagery,
                       services departments                                                     software,
                       and business owners                                                      typefaces and
                                                                                                other design
                                                                                                resources
-----------------------------------------------------------------------------------------------------------------
 CONSUMER              Individuals            Art.com               www.art.com                 Framed and
                                              American Royal Arts   www.americanroyalarts.com   unframed art and
                                                                                                related products
-----------------------------------------------------------------------------------------------------------------

---------------------  ---------------------------
DIVISIONS              MARKETING
 CREATIVE              Website, printed
   PROFESSIONAL        catalogs, direct mail,
                       CD ROM and
                       demonstration reels
-------------------------------------------------
 PRESS AND EDITORIAL   Website, subscription
                       and customer service
-------------------------------------------------
 BUSINESS USER         Website and catalogs
-------------------------------------------------
 CONSUMER              Traditional and website
                       advertising, direct
                       marketing and
                       affiliates program
-------------------------------------------------

CREATIVE PROFESSIONAL DIVISION

Our Creative Professional division supplies images to professional image users, such as advertising and design agencies, website designers and corporate communications specialists. Our images cover a wide variety of contemporary subjects including lifestyles, families, business, science, health and beauty, sports, transportation and travel. These customers usually have an idea of the message they are trying to convey and, consequently, are typically looking for a specific conceptual image. Image quality and relevance are important factors in the customer's decision. These customers need to access imagery as part of their everyday working life. Their workflow is becoming increasingly digital, which we believe will spur further demand for our images and services in this market.

Our Creative Professional division is comprised of four brands:

Tony Stone Images is a leading worldwide provider of contemporary stock photography and is recognized as being fashionable and on the cutting edge of stock photography. Tony Stone Images offers images for licensing on a per-use basis and provides customers with the option to reserve the rights to an image for a particular type of publication, for a specified period of time, in a particular geographic area or in a specific industry. This rights-control system is critical in allowing us to license the same image multiple times, thus maximizing the return per image. Tony Stone Images offers images online at www.tonystone.com.

PhotoDisc is a pioneer in the development and marketing of digital stock photography, products and electronic delivery of images. Its products are offered on a royalty-free basis, which allows customers to pay a one-time fee to use an image on a perpetual, non-exclusive basis for almost any purpose. PhotoDisc offers all of its images online at www.photodisc.com.

The Image Bank is a leading provider of contemporary and archival stock photography, film footage and illustrations worldwide. It offers products in both the royalty-free and licensed image markets through a worldwide network of company-operated offices and franchisees.

Energy Film Library is an international provider of stock film footage to the advertising, television, feature film, video corporate communications and new media markets. Energy Film Library offers moving images online at www.energyfilm.com.

Image Creation and Editing

We continue systematically to select our most widely used images for digitization. Tony Stone Images and PhotoDisc are fully e-commerce enabled and are rapidly migrating their businesses to an entirely web-based model. All of the digitized images of these brands are available for search, selection and immediate download from their respective websites 24 hours a day, seven days a week. The Image Bank and Energy Film Library maintain and license a growing library of an estimated 30,000 hours of commercially desirable cinematography covering a broad range of contemporary and archival subject matter.

We have creative teams in London, Los Angeles, Munich, Paris, Seattle and New York that analyze customer requests and buying behavior and perform research in key markets in order to target and source images. Our Creative Professional division has an estimated 2,500 active contributing photographers, including highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. The Energy Film Library offers a breadth of imagery and high resolution content, which is cataloged on computer for quick access and retrieval in film, tape and digital formats. Energy Film Library and The Image Bank represent imagery from an estimated 850 cinematographers and film producers.

Marketing

We reach our creative professional customers through a diverse set of marketing channels. We believe that these channels create brand awareness and, in many cases, act as sales tools in the selection of image products for license. We also serve our international markets by producing localized marketing materials where appropriate.

Online Marketing. Our websites act as marketing tools as well as sales tools, making the images of each collection available for research and selection online. For example, we provide imagery to Amazon.com for its electronic greeting cards, as well as content to support image searching at Alta Vista and Ditto.com.

Printed Catalogs and Direct Mail. We use catalogs to market the contemporary photography of Tony Stone Images, The Image Bank and PhotoDisc. We believe that our catalog quality contributes to our strong reputation. These catalogs are also used to promote our websites as well as our other product offerings.

CD ROM and Demonstration Reels. Several of our brands, including Tony Stone Images, PhotoDisc and The Image Bank, produce CD ROM catalogs, which enable customers to select from a wide range of images on-screen and, in some cases, provide direct links to the corresponding website. Energy Film Library markets our film footage through demonstration reels sent directly to our existing and potential customers. These demonstration reels contain samples of available footage.

Distribution

While we are focused on directing our creative professional customers to the e-commerce environment, we continue to support and serve our customers who wish to receive our branded content products through traditional analog means, which involves the physical distribution of imagery on duplicate transparencies. In many instances, we serve customers through a combination of e-commerce and more traditional methods of customer service.

Digital Distribution. We are actively promoting digital distribution of imagery and related products and services through the Internet. We believe this offers our customers advantages in terms of convenience, speed and cost efficiency, and enables us to achieve greater economies of scale. PhotoDisc has been an industry leader for Internet delivery of imagery since 1995, and we have leveraged this expertise to develop a successful e-commerce business for Tony Stone Images as well as promoting the Creative Professional division through gettyone.com.

Traditional Analog Distribution. We also market images through our broad international distribution network of company-operated offices and agents and distributions in approximately 150 locations in 51 countries. We believe that control of our outlets results in more focused marketing activities and better brand maintenance. A direct sales force and key account management team targets advertising, publishing and communications companies, as well as other high volume users of images. Our direct sales force focuses on reaching image purchasers who are generally responsible for large order purchases. In order to assist our customers in using the images they license, our sales force includes technical support staff and training personnel who provide assistance both before and after the sale. These consultants have expertise in digital image applications, design tools and photo manipulation methodologies. Customer service and technical support are based in Seattle for Tony Stone Images and PhotoDisc, and Seattle and New York City for The Image Bank.

PRESS AND EDITORIAL DIVISION

Our Press and Editorial division supplies images to a customer base of professional image users who are involved in the publication of newspapers, books and magazines, both online and in traditional media, as well as the production of documentaries, and other editorial media. The imagery that is provided by this division ranges from contemporary news, celebrity and feature material, and sports imagery, to archival imagery covering major political, social and sporting events since the beginning of photography in the early nineteenth century. The customers specifically addressed by the Press and Editorial division are looking for imagery that conveys information to illustrate the story they are covering and often require the imagery to be delivered rapidly after the event has occurred.

The Press and Editorial division has five brands:

Allsport is a leading agency providing sports photography worldwide, with an archive of an estimated five million still images from sporting events around the world dating from 1896, and includes visual content that is both specialist and generalist, most of which is wholly owned by Allsport. Allsport is a commissioned photographer for the International Olympic Committee and the U.S. Olympic Committee marketing partners, Major League Baseball, Major League Soccer and the WTA Tour. Allsport is also the official supplier of photography for America's Cup 2000. Allsport adds an estimated 6,000 still images on average per week to its portfolio and has approximately 45 contributing photographers. Allsport offers images online at www.allsport.com.

Liaison Agency is a news and reportage agency that serves North America. Liaison Agency receives material from an estimated 800 photographers worldwide and its library contains photographs covering the major events, personalities and entertainment of the last 30 years. Since 1986, images accepted by the agency have been indexed using key words, creating one of the largest databases in the industry. Liaison Agency offers images online at www.liaisonphoto.com.

Newsmakers is a New York-based online news photography service that provides realtime news photography from around the world in digital format for use by newspapers, magazines, websites and publishers. Newsmakers offers images online at www.newsmakers.com.

Online USA is a Los Angeles-based agency specializing in the sourcing and distribution of North American celebrity imagery over the Internet. The agency was founded in 1994 as a purely digital business. Online USA offers images online at www.onlineusa.com.

Hulton Getty is one of the largest privately owned collections of archival photography in the world, consisting of an estimated 300 separate collections totaling an estimated 18 million still images. The imagery has been collected from all over the world and consists of significant events, people and places from the nineteenth and twentieth centuries, and vintage prints by renowned photographers such as Man Ray, Bill Brandt, Alfred Eisenstadt and Robert Capa. Hulton Getty offers images online at www.hultongetty.com.

Image Creation and Editing

The ability to source imagery from events taking place as they occur and make them immediately available to customers is critical to the success of the Press and Editorial division. To this end, we have production hubs in New York, Los Angeles, London and Sydney to which photographers can submit imagery at any time. The Press and Editorial division employs approximately 50 staff photographers and has contractual relationships with an estimated 1,000 additional photographers. In addition to topics that we believe will be of interest perennially, we seek to identify upcoming events that will generate demand for particular archival images. We also offer in-depth research services for more extensive projects that our customers may have or imagery they may require immediately.

We digitize thousands of images on average per week and make them available through a proprietary online subscription service and over the Internet. By using digital cameras, we are able to have some new images online within fifteen minutes of creation from major events such as The World Series or The Academy Awards. In addition, we continually review our existing analog collections and select imagery for digitization, which we anticipate will be requested by customers.

Marketing

The Press and Editorial division markets our branded imagery primarily through printed catalogs and websites.

Allsport, Online USA, Liaison Agency and Newsmakers regularly provide a summary of the latest breaking stories to their respective websites where customers can see available imagery. These websites are currently being enhanced to offer a unified digital source for the direct purchase and download of imagery. In addition to these websites, we proactively approach our customers to inform them of the stories that are available for purchase and seek to develop close relationships between our customer service representatives and our customers. We offer a subscription service to customers in the Press and Editorial division, providing them with relevant material. Finally, Liaison Agency markets its assignment photography business via a website which enables customers to view the work of photographers and to contact the agency on-line to arrange assignments.

Distribution

The Press and Editorial division distributes imagery by a variety of means. It uses online distribution methods, including the Internet, an ISDN Point-to-Point network, the Photo Stream satellite network maintained by the Associated Press, and a number of other third-party provided digital transmission methods. In addition, the division leverages our international network of offices and agents to ensure prompt and convenient support service to the transmission systems and to provide access to physical duplicate transparencies to customers that prefer to receive imagery in this fashion.

BUSINESS USER DIVISION

Our Business User division supplies imagery to the business user and small office/home office, or "SOHO," markets. EyeWire, one of the largest providers of royalty-free imagery to business users and SOHO customers, is the key brand of the Business User division. EyeWire also offers related content and services which allow customers to produce professional quality work product incorporating imagery, typefaces and other design elements. EyeWire's non-imagery products include productivity-enhancing visual and audio content, online software tools and design resources. i/us, a leading supplier of specialty graphics and publishing tools, acquired in January 2000, is the other brand in our Business User division. The extensive affiliate network and website traffic of i/us provide broad access to the business user.

Image Creation and Other Products

EyeWire sources new imagery from third party vendors and produces its own branded content through independent photographers and image suppliers. EyeWire has relationships with third-party vendors, such as Adobe Systems, Digital Vision and Pantone, to distribute products such as typefaces, software applications, audio products and illustrations which are complementary to the core image offering. The vendors typically provide new products to EyeWire as they are released on the market. i/us has relationships with third party vendors including Corel and MacroMedia who distribute software, plug-ins and images through download from the i/us websites.

Marketing

The Business User division's marketing efforts are focused on the award-winning EyeWire catalog and the EyeWire and i/us websites.

EyeWire Catalog. Each month, EyeWire distributes an average of 750,000 sales catalogs worldwide. EyeWire has distributed approximately 47 million of its catalogs to date. The EyeWire catalog has won numerous awards and offers products from many leading brands.

Online Marketing. EyeWire also offers its products through its website. EyeWire adds an estimated average of 5,000 new pieces of content to the Internet each month. EyeWire has strategic alliances with DemoRoom.com, Earthlink, ImageX.com, Pantone Color Systems, Printonthenet.com, RealNetworks and ZDNet. These alliances involve an exchange of service, cross-promotion and cross-marketing activities focused on mutual business development. For example, in connection with the Earthlink alliance, EyeWire, as Earthlink's featured image provider, provides images to Earthlink for use by its customers in building personal websites. i/us distributes a newsletter to its subscribers containing industry news, tutorials and special product offers and also distributes a news bulletin to its affiliates who can earn commissions on new products and services by linking their websites to the i/us store.

Distribution

The Business User division delivers its content predominantly through the Internet. EyeWire processes and distributes its catalog orders through a centrally located fulfillment center.

CONSUMER DIVISION

The Consumer division consists of Art.com and American Royal Arts. Art.com is a leading provider of framed and unframed art and art-related products on the Internet. Art.com's monthly feature galleries and My Gallery, a personal gallery that can be created, saved and shared, allow users to browse for appropriate prints for their needs and budgets. American Royal Arts is a leading supplier of animation art and also markets and sells a variety of collectibles, with an emphasis on animation and fine art. American Royal Arts holds licenses to sell certain animation art of Twentieth Century Fox Film Corporation and DreamWorks and has been designated an independent dealer of animation of Walt Disney Art Classics.

Art.com's website features proprietary technology that allows customers to visualize an estimated one billion custom matting and framing combinations for their selected print on-screen before purchasing. It offers consumer discounts and special offers and a number of services including art-care tips with every purchase, monthly feature galleries and My Gallery.

Image Creation and Selection

Art.com has an estimated 29,000 prints and posters, 2,000 fine art pieces and 450 gifts online, including images by artists such as Monet, van Gogh and Picasso, and photographers such as Herb Ritts and Robert Mapplethorpe. This imagery is secured from third-party owners and publishers of imagery. The imagery that is created and owned by other Getty brands can be leveraged into products offered through Art.com. For example, we have created a Hulton Getty gallery on the Art.com website. American Royal Arts offers production and limited edition art from many of the major animation studios. Production art is based on the original archived drawings, cells and backgrounds used in the creation of animated shorts and feature films, while limited edition art is developed by recreating classic images of favorite characters and scenes from these films. American Royal Arts also develops new products and images in cooperation with the originating studio which are ultimately produced by a third party manufacturer.

Marketing

Traditional Advertising. We launched an aggressive advertising campaign for Art.com in September 1999 and plan to build the brand through outdoor advertising, free postcard advertisements, radio advertisements and advertisements in newspapers and magazines that target the art community. We believe this ongoing advertising program will facilitate the growth of the brand, increase its name recognition and direct new customers to its online store. In addition, we plan to direct traffic to the Art.com website through new and existing marketing and business development relationships designed to reach our targeted customers on a regular basis. American Royal Arts markets its products through display advertisements in national newspapers and magazines, direct mail campaigns and telemarketing.

Online Advertising. We use online sales and marketing techniques to increase Art.com brand recognition and direct traffic to its website. We purchase banner advertising on search engine websites and Internet directories. In certain cases, when a user searches for information relating to certain keywords (such as "impressionism") as well as the names of artists, an Art.com link will automatically be displayed. Art.com advertisements have appeared on Alta Vista, AOL, coolsavings.com, iVillage, The New York Times, Women.com and Yahoo!, among others. We have recently developed an online marketing campaign for American Royal Arts which we intend to launch in the first quarter of 2000 which will include the purchase of keywords, banner advertising and relationships with strategic partners.

Direct Marketing. We believe the Internet provides additional opportunities for direct marketing. We are exploring direct marketing opportunities such as gallery customization to present each customer with a customized art assortment based on that customer's historic purchasing patterns. Through Art.com, we make customized offers such as an e-mail newsletter that includes purchase recommendations based on demonstrated customer preferences or prior purchases.

Affiliates Program. We believe the affiliates program increases Art.com's market presence by allowing affiliate websites to offer art to their customers for which Art.com ultimately provides fulfillment. The affiliate embeds a hyperlink to Art.com's website that automatically connects the customer to the Art.com online store where the affiliate's customer may place an order. Under these arrangements, we pay the affiliate a small percentage of the sales they generate. The affiliates program currently has an estimated 17,000 participants, including Encyclopedia Britannica, Flooz.com, Furniture.com and bizrate.com, among others. We intend to implement an affiliates program for American Royal Arts in the second quarter of 2000.

Distribution

Imagery is made available for search, selection and purchase on the Art.com website, where customers can choose the format and style that they desire their images to be delivered. Once the image has been selected, we fulfill the order in our dedicated facility. We customize product configurations as specified by the customer and generally ship within 24 hours. We are currently developing a digital printing program at Art.com which we believe will enable a customer to order digital prints of archive quality in specific sizes. We outsourced digital printing in 1999, but we intend to make our digital printing capacity available by the end of 2000. Once a customer selects a product from American Royal Arts, the artwork is sent offsite for framing. Once framed, the piece is returned to American Royal Arts for packaging and shipping.

D.  OPERATIONS AND TECHNOLOGY

We have implemented a broad range of technology, systems and services for the search, selection, purchase, and download of digital content. These systems span multiple operational activities, including customer interaction, transaction processing, order fulfillment, invoicing, and customer relationship management. We use a set of software applications for:

     - categorizing digital content and embedding appropriate keywords and search data (metadata);

     - searching large information databases (across languages and linguistic context);

     - presenting detailed information related to specific digital content elements;

     - managing the online e-commerce transactions for the purchase of digital content;

     -  managing the invoice generation and accounts receivable from customers;

     - facilitating the communications between internal staff and customers, suppliers, and partners; and

     -  tracking a broad range of intellectual property rights and permissions.

These services and systems use a combination of our proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business. We intend to continue to investigate, qualify, and develop technology and internal systems that support key areas of our business to enhance the online and offline experience for our customers. In particular, we are expending resources on creating a flexible infrastructure that will facilitate the sale and distribution of third-party digital content through our online e-commerce systems.

Our image search, image selection, licensing rights management, customer interaction, order collection, fulfillment and back-end systems are proprietary. Our online platform architecture is primarily based on Microsoft NT SiteServer. These systems were designed to provide reliable e-commerce connectivity and responsive online customer interaction. Our systems infrastructure is hosted internally at multiple locations and externally at InterNAP. Both internal and external hosting centers provide 24 hour monitoring, power generators and multiple back-up systems.

E.  COMPETITION

The visual content industry is highly competitive. We believe that the principal competitive factors are name recognition, company reputation, the quality, relevance and diversity of the images, the quality of contributing photographers and cinematographers under contract with a company, effective use of developing technology, customer service, pricing, accessibility of imagery, distribution capability and speed of fulfillment. Our current or potential competitors include:

     - other large visual content providers such as Corbis Corporation, The Stock Market and Index Stock Photography;

     - specialized visual content companies that are well-established in their local, content or product specific markets;

     -  consumer-oriented websites for art and related products; and

     -  commissioned photographers.

In addition to competitors and competitive factors applicable to the visual content industry as a whole, our individual brands are subject to competitors and competitive factors specific to each such brand.

F.  INTELLECTUAL PROPERTY

Most of the images distributed by Tony Stone Images, PhotoDisc, Energy Film Library, Liaison Agency, EyeWire, The Image Bank, Newsmakers and Online USA are obtained from independent photographers and cinematographers on an exclusive basis. Art.com obtains permission from its suppliers to display and sell products on the Art.com website. American Royal Arts obtains most of its images from film studios. Professional photographers and cinematographers prefer to retain ownership of their work. As a result, copyright to an image remains with the contributing photographer or cinematographer in most cases, while we obtain the exclusive right to market the image on behalf of the photographer or cinematographer for a period of time (generally a minimum of five to seven years, which we believe to be the useful life of contemporary images). A substantial portion of the images of Allsport and Hulton Getty, and certain images of our other brands, are owned by us or are in the public domain.

G.  FACTORS THAT MAY AFFECT THE BUSINESS

IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR COMPANY BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE COMPANIES WE ACQUIRE, INCLUDING VISUAL COMMUNICATIONS GROUP ("VGC") AND THE IMAGE BANK, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

As a result of the acquisition strategy we have implemented since our inception in 1995, our senior management has focused significant attention on integrating acquired businesses. Our future performance will largely depend on our ability to integrate the operations of acquired companies, particularly VCG (acquired in March 2000) and The Image Bank (acquired in November 1999). These acquisitions create risks such as:

     -  disruption of our ongoing business;

     - difficulty assimilating the operations, including financial and accounting functions, sales and marketing procedures, technology and other corporate administrative functions of the combined companies;

     - diversion of attention of our senior management from existing operations and other potential business opportunities;

     - challenges associated with converting content from the analog format to digital format, particularly The Image Bank's and VCG's core collections;

     - problems combining personnel of the acquired companies with our existing personnel; and

     -  problems retaining key employees from the acquired companies.

We cannot guarantee that we will successfully integrate VCG or The Image Bank or any other acquired companies with our business.

FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS.

We have experienced and are currently experiencing significant growth. This growth has placed, and the future growth we anticipate in our operations will continue to place, a significant strain on our resources. As part of this growth, we will have to implement new operational systems and procedures and controls, expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staffs. In addition, managing these aspects of our business must be done in the context of geographically dispersed operations worldwide.

Several members of our senior management team joined us in 1999. These individuals are currently becoming integrated with the other members of our management team. We believe the successful integration of our management team is critical to manage our operations effectively and support our growth.

WE MAY LOSE CUSTOMERS IF WE ARE UNABLE TO DETERMINE CURRENT OR FUTURE TRENDS AND MAINTAIN UP-TO-DATE CONTENT OUR COLLECTIONS.

Our future performance depends on our ability to review and refresh our collections based on current and future trends in order to provide our customers with the most up-to-date content. Many of our customers are sensitive to the latest trends and require new and fashionable content to meet their needs. If we are unable to determine such trends and add new imagery, or fail to do so in a timely manner, customers requiring such content may use another visual content provider to obtain imagery.

ACQUISITION-RELATED CHARGES AND RESTRUCTURING COSTS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

Our operating results and earnings in future periods may be adversely affected as a result of acquisition-related charges, including:

     -  significant goodwill amortization charges;

     -  one-time transaction costs; and

     -  other related one-time reorganization charges.

For example, the acquisitions of PhotoDisc and Allsport in February 1998 generated $241.9 million of goodwill and $51.0 million of other intangibles and the acquisitions of Art.com in May 1999, EyeWire in August 1999, American Royal Arts in October 1999 and The Image Bank in November 1999 generated $343.7 million in goodwill. Goodwill of $176.4 million arising upon the acquisition of The Image Bank is currently based upon an initial estimate of fair value of The Image Bank's assets and liabilities. We are amortizing goodwill relating to acquisitions over the following periods: twenty years for the PhotoDisc and Allsport goodwill; three years for Art.com goodwill; seven years for EyeWire goodwill; five years for American Royal Arts goodwill and ten years for The Image Bank goodwill. We amortize other intangibles over one to four years. We could be required to write-down the unamortized value of such goodwill in the future at an accelerated rate in the event that it suffers an impairment in value. Future acquisitions by us, if any, could generate goodwill and other intangibles that would result in similar charges to be amortized against our future earnings.

We incurred non-recurring integration and restructuring costs of $10.3 million
(net) during 1999 following the program to integrate all our businesses, including the new acquisitions Art.com and EyeWire, into four divisions to serve our four major customer segments. There can be no guarantee that further integration of our existing and future businesses will not result in similar or greater integration and restructuring costs, which will negatively affect our future earnings.

WE EXPECT OUR QUARTERLY FINANCIAL RESULTS TO FLUCTUATE.

Historical trends and quarter-to-quarter comparisons of our operating results are not good indicators of our future performance. It is possible that some future quarterly results may be below the expectations of public market analysts and investors. In this event, the trading prices of our subordinated notes and our common stock may fall. Our revenues and operating results are expected to vary from quarter-to-quarter due to a number of factors, including:

     -  demand for our products;

     - our ability to continue to move customers to the digital distribution of imagery;

     - changes in sales mix, including sales of digital imagery, wholly-owned imagery, geographic distribution and brand distribution;

     - our ability to attract visitors to our websites and the frequency of repeat purchases by our customers;

     - shifts in the nature and amount of publicity about us, our competitors or the visual content industry;

     -  changes in the growth rate of the Internet;

     - our ability to enhance our technology to accommodate any future growth in our operations or customers;

     - changes in our pricing policies or the pricing policies of our competitors;

     -  changes in government regulation; and

     -  costs related to potential acquisitions of technology or businesses.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR EXISTING OR POTENTIAL COMPETITORS.

The visual content industry is highly competitive. We compete directly with a number of large and small visual content companies to provide imagery to businesses and consumers.

We believe that the principal competitive factors in the visual content industry are name recognition, company reputation, the quality, relevance and diversity of the images, the quality of the contributing photographers and cinematographers under contract with a company, effective use of developing technology, customer service, pricing, accessibility of imagery, distribution capability and speed of fulfillment.

Some of our existing and potential competitors may have significantly greater financial, marketing and other resources or greater name recognition than we have. Some of these competitors may be able to respond more quickly to new or expanding technology and devote more resources to the development or promotion of their services than we can. In addition, possible new entrants into the visual content industry could increase if technological advances make archiving, searching and digital delivery systems more affordable.

We cannot guarantee that we will be able to compete successfully against existing or potential competitors.

WE MAY NOT BE ABLE TO ATTRACT CUSTOMERS TO OUR WEBSITES OR TAKE ADVANTAGE OF THE GROWTH OF NEW MARKETS.

Our strategy depends largely on our ability to attract customers to our websites and to encourage and take advantage of the growth of new markets. We will continue to seek strategic alliances and acquisitions to drive customers to our websites and create new markets, products and services. We believe that our ability to attract customers, facilitate market acceptance of our imagery, related products and services and our brands, and enhance our sales and marketing capabilities depends on our ability to develop and maintain Internet-related strategic alliances and acquisitions. The market for Internet-related alliances and acquisitions is highly competitive and we cannot guarantee that we will be successful in negotiating additional alliances or acquisitions on favorable terms, if at all. We also cannot be sure that any such alliances or acquisitions will assist us in attaining our goals.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE GROWTH IN DEMAND FOR THE DIGITAL DOWNLOAD OF VISUAL CONTENT.

The success of our business depends on the continued and increasing acceptance of the digital download method for purchasing visual content. The growth and market acceptance of digital download is subject to a number of factors, including:

     - the availability of sufficient network bandwidth to enable purchasers to rapidly download images;

     - the number of relevant images available for purchase through digital download as compared to those available through traditional methods;

     - the level of consumer comfort with the process of downloading visual content;

     -  the relative ease of the downloading process;

     -  concerns about the security of online transactions; and

     - specific customer requirements that dictate the continued reliance on analog imagery.

Our strategy is based in part on increasing acceptance of the Internet as a method for distributing images. We may not overcome future technical challenges associated with electronically delivering visual content reliably on a long-term basis.

WE MAY NOT SUCCEED IN ESTABLISHING THE GETTYONE BRAND.

Historically, we have marketed each Getty brand as its own collection. We have recently reorganized these brands into four customer divisions and have launched the "gettyone" brand, which provides creative professional customers access to our relevant imagery and services on one website. Successful positioning of the gettyone brand will largely depend on the success of our advertising and promotional activities and our ability to provide customers with high quality products and strong customer service. We believe that a favorable customer reception of the gettyone brand is important to our future success. If our brand enhancement strategy is unsuccessful, we may be unable to realize potential benefits of gettyone.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR EXECUTIVE CHAIRMAN AND CHIEF EXECUTIVE OFFICER.

Our future success depends, in part, on the continued service of Mr. Mark Getty, our Executive Chairman, and Mr. Jonathan Klein, our Chief Executive Officer. Mr. Getty and Mr. Klein are each party to an employment agreement with us for a minimum period of three years, commencing in February 1998 and June 1999, respectively. We do not have "key person" life insurance policies covering either Mr. Getty or Mr. Klein.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO IDENTIFY, ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

Our future success will depend upon our ability to identify, attract, retain and motivate highly skilled technical, managerial, new product development, editorial, merchandising, marketing and customer service employees. Competition for qualified personnel is intense in the visual content industry. We cannot guarantee that we will be successful in our efforts to attract such personnel.

CONSUMERS OF ART MAY NOT USE ART.COM FOR PURCHASES.

We recently entered into the consumer market through our acquisition of Art.com. We may not be able to convert a large number of customers from traditional shopping methods to online shopping for art and related products. If we do not attract and retain a high volume of online customers at a reasonable cost, we may be unable to increase our consumer revenues or achieve profitability in our consumer division.

WE MAY EXPERIENCE SYSTEM FAILURES AND SERVICE INTERRUPTIONS ON OUR WEBSITES THAT COULD RESULT IN ADVERSE PUBLICITY, CUSTOMER DISSATISFACTION AND REVENUE LOSSES.

A key component of our growth strategy is the increased digitization of our imagery and the distribution of such imagery and related products and services over the Internet. As a result, our revenues are, and will continue to be, dependent on the ability of our customers to access our websites. In the past, we have experienced occasional system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders. We cannot be sure that we can prevent these interruptions in the future. System failures or interruptions will inconvenience our users and may result in negative publicity and reduce the volume of images we license online and the attractiveness of our online products and services to our customers.

We will need to add software and hardware and upgrade our systems and network infrastructure to accommodate increased traffic on our websites and increased sales volume. Without these upgrades, we will face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our websites and, therefore, the integration and timing of these upgrades are uncertain.

The computer and communications hardware necessary to operate our corporate group, and the Tony Stone Images and PhotoDisc e-commerce operations, is located at a single facility in Seattle, Washington. Our other businesses have systems in other locations worldwide. Any of these systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. In addition, computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions or delays that could temporarily prevent us from providing services and accepting and fulfilling customer orders. We do not have full redundancy for all of our computer and telecommunications facilities and do not maintain a back-up facility.

WE MAY NOT BE ABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGES RELATING TO THE INTERNET.

To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing our products and services and introducing new services to address the changing needs of our customers. We could incur substantial development or acquisition costs if we are required to modify our services or infrastructure to adapt to changes affecting companies providing services on the Internet. If we are unsuccessful in adapting to these changes, or do not sufficiently increase the features and functionality of our products and services, our customers may ultimately switch to the product and service offerings of our competitors. Our existing or potential competitors may develop an improved method for distributing visual content through the Internet. If we are unable to keep pace with the evolving technology of the Internet, the demand for our imagery and related products and services may decrease.

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS AND MAY HAVE INTERESTS THAT ARE DIFFERENT THAN YOURS.

Some of our stockholders own substantial percentages of the outstanding shares of our common stock.

The Getty Group collectively owned approximately 23.2% of the outstanding shares of our common stock as of March 1, 2000, and is comprised of the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark Getty; and Mr. Jonathan Klein.

The Torrance Group collectively owned approximately 7.9% of the outstanding shares of our common stock as of March 1, 2000, and is comprised of the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (Torrance); and certain of their family members.

Pursuant to shareholders agreements among us, the Getty Group and the Torrance Group, none of the members of the Getty Group or the Torrance Group may transfer their shares of our common stock except in accordance with the terms of those agreements.

Two other stockholders, Pilgrim Baxter & Associates Ltd. and Waddell & Reed Investment Management Company, owned approximately 8.9% and 6.3%, respectively, of the outstanding shares of our common stock as of March 1, 2000.

As a result of their share ownership, each of the Getty Group, the Torrance Group, Pilgrim Baxter and Waddell & Reed has significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of mergers or other business combinations. The substantial percentage of our stock held by each of the Getty Group, the Torrance Group, Pilgrim Baxter and Waddell & Reed could also make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock. In addition to ownership of common stock, certain members of the Getty Group and the Torrance Group have management and/or director roles within our company that increase their influence over us.

OUR RIGHT TO USE THE GETTY TRADEMARKS IS SUBJECT TO FORFEITURE IN THE EVENT WE EXPERIENCE A CHANGE OF CONTROL.

We own trademarks and trademark applications through our subsidiaries regarding the names Getty Images and Hulton Getty, and derivatives of those names, including the name "Getty," and the related logo. We use "Getty" as a corporate identity as do our subsidiaries and we may use "Getty" as a product or service brand in the future. We refer to the above as the "Getty Trademarks." In the event that a third party or parties not affiliated with the Getty family acquire control of us, Getty Investments has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Trademarks, after which time we no longer would have the right to use the Getty Trademarks. We cannot be sure that Getty Investments' right to cause such an assignment would not have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

WE MAY NOT BE ABLE TO PREVENT THE MISUSE OF OUR IMAGERY AND WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS.

We rely on intellectual property laws and contractual restrictions to protect our rights to our imagery. These afford us only limited protection. Unauthorized parties have attempted, and may attempt, to improperly use our owned or licensed imagery. We cannot guarantee that we will be able to prevent the unauthorized use of our imagery or that we will be successful in ceasing such use once it is detected.

We have been subject to a variety of third-party infringement claims in the past and will likely be subject to similar claims in the future. We license a portion of our visual content from photographers and cinematographers and cannot guarantee that each photographer or cinematographer holds the rights or releases it claims or that such rights and releases are adequate. As a result, we may be subject to infringement claims by third parties.

OUR INDEBTEDNESS COULD REDUCE OUR FLEXIBILITY AND MAKE US MORE VULNERABLE TO ECONOMIC DOWNTURNS.

Our level of indebtedness will pose substantial risks to our security holders, including the risk that we may not be able to generate sufficient cash flow to satisfy our obligations under our indebtedness or to meet our capital requirements. A portion of our cash flow from operations will be dedicated to the payment of principal and interest on our senior credit facility, our 4.75% convertible subordinated notes due 2003 and our 5.0% convertible subordinated notes due 2007, which were issued on March 13, 2000. Our ability to service our indebtedness will depend on our future performance, which will be affected by general economic conditions and financial, business and other factors, many of which are beyond our control. Such indebtedness could have important consequences to you, including the following:

     - our ability to make principal and interest payments on the notes could be negatively impacted;

     - we may be unable to obtain necessary financing for working capital, capital expenditures, debt service requirements and other purposes;

     - our flexibility in planning for, or reacting to, changes in our business and competition could be reduced; and

     -  we may be more vulnerable to economic downturns.

As explained in Item 1.I. -- Recent Developments, in March 2000 we induced the early conversion of approximately $62.3 million of the $75 million convertible subordinated notes due 2003.

FLUCTUATIONS IN FOREIGN EXCHANGE RATES COULD HAVE A NEGATIVE IMPACT ON THE RESULTS OF OUR NON-U.S. BASED OPERATIONS.

We publish our consolidated financial statements in U.S. dollars and conduct a portion of our business in currencies other than U.S. dollars, particularly United Kingdom pounds sterling, Deutsche marks, French francs and the Euro. As a result, we are exposed to changes in the value of currencies against the U.S. dollar. Fluctuations in the values of currencies against the U.S. dollar could affect the translation of the results of our non-U.S. based operations into U.S. dollars for inclusion in our consolidated financial statements. We cannot accurately predict the impact that future exchange rate fluctuations may have on our results.

THE TRANSITION TO THE EURO WILL REQUIRE US TO MODIFY OUR EXISTING OPERATIONS AND SYSTEMS.

The Euro was implemented in January 1999 to replace the separate currencies of eleven Western European countries. In order to effectively handle transactions in the new currency, we are modifying our systems and commercial arrangements. Modifications are necessary in areas such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. Although a three-year transition period is expected during which transactions may also be made in the old currency, we will use dual currency processes for our operations during the transition period. We cannot be sure that we will identify or successfully solve all problems associated with the transition or that a material disruption of our business will not occur.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL NEEDS.

We currently anticipate that our available cash resources, cash flow from operations and borrowings under our senior credit facility will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the following 12 months. After this time, if we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to, among other things, promote our products and services, develop new and enhanced services, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to promote our products and services successfully, develop or enhance services, respond to competitive pressures or take advantage of acquisition opportunities. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing new debt, the new debt could be senior indebtedness and we may be subject to limitations on our operations, including limitations on the payment of dividends.

CERTAIN PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE CORPORATE LAW MAY DETER A THIRD-PARTY FROM ACQUIRING OUR COMPANY.

Our board of directors has the authority, without stockholder approval, to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our stockholders. This authority, together with certain provisions of our amended and restated certificate of incorporation, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This could occur even if our stockholders consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock in the Getty Group, the Torrance Group, Pilgrim Baxter and Waddell & Reed, along with certain provisions of Delaware law, may have the effect of delaying, deterring or preventing a takeover of our company.

RISKS RELATED TO INTERNET COMMERCE

IF THE USE OF THE INTERNET AND E-COMMERCE DOES NOT GROW AS ANTICIPATED, OUR BUSINESS COULD BE SERIOUSLY HARMED.

Our growth strategy largely depends on the increased acceptance of the Internet as a medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a broad base of our customers may not adopt or use the Internet as a medium of commerce. Demand and market acceptance of our imagery and related products over the Internet may not continue.

Our business could be harmed if:

     - use of the Internet and other online services does not continue to increase or increases more slowly than anticipated;

     - the technology underlying the Internet and other online services does not effectively support any expansion that may occur; and

     - the Internet and other online services do not create a viable commercial marketplace, inhibiting the development of e-commerce and reducing the need for delivery of our products and services online.

AN INCREASE IN GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We are subject to a number of regulations applicable to businesses generally, as well as laws and regulations directly applicable to e-commerce. Although existing laws and regulations affecting e-commerce are minimal, state, federal and foreign governments may adopt legislation regulating the Internet and e-commerce in the near future. Any such legislation or regulation could impede the growth of the Internet and decrease its acceptance as a communications and commerce medium. If a decline in the use of the Internet occurs, businesses and consumers may decide in the future not to use our online services.

New laws and regulations could potentially govern or restrict any of the following issues:

     -  user privacy;

     -  pricing and taxation of goods and services over the Internet;

     -  website content;

     -  consumer protection; and

     - characteristics and quality of products and services offered over the Internet.

Future legislation could expose companies involved in the Internet or e-commerce to potential liability.

ONLINE SECURITY RISKS AND CONCERNS MAY HARM OUR BUSINESS.

A significant barrier to e-commerce and online communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other websites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations.

The Internet is a public network, and data is sent over it from many sources. In the past, computer viruses, programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers, which could disrupt the delivery of our imagery products and services or make them inaccessible to our customers. We may be required to expend significant capital resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches and our business could be harmed if we do not prevent them.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY DECLINE FOLLOWING THIS OFFERING.

The market price of our common stock has been volatile. For example, for January 1, 1999 through March 1, 2000, the market price for our common stock has ranged from $16.25 to $57.625. Fluctuations in the trading price of our common stock may continue in response to a number of events and factors, including the following:

     - quarterly variations in operating results and announcements of innovations;

     - new products, services and strategic developments by us or our competitors;

     -  business combinations and investments by us or our competitors;

     -  variations in our revenues, expenses or profitability;

     - changes in financial estimates and recommendations by securities analysts;

     -  failure to meet the expectations of public market analysts;

     -  performance by other visual content companies; and

     - news reports relating to trends in the visual content, Internet or other product or service industries.

Any of these events may cause the price of our shares to fall. In addition, the stock market in general and the market prices for e-commerce companies in particular have experienced significant volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the market price of our shares, regardless of our operating performance.

H.  EMPLOYEES

At March 1, 2000, we had 1,838 employees. Of these, 1,138 were located in North America, 620 in Europe and 80 in the rest of the world. We believe that we have satisfactory relations with our employees.

I.   RECENT DEVELOPMENTS

On January 31, 2000, we purchased all of the capital stock of i/us Corporation for $2.5 million. i/us is a provider of specialty graphics and publishing tools to website developers, designers and graphic users.

On February 28, 2000, we announced that we had agreed to acquire VCG Holdings LLC, Definitive Stock, Inc., Visual Communications Group Holdings Limited and VCG Deutschland GmbH (collectively "VCG") for $220 million. The acquisition completed on March 22, 2000. The acquisition was financed using the proceeds of a $250 million 5.0% convertible subordinated note offering due 2007, which closed on March 13, 2000. The net proceeds of this offering amounted to approximately $240 million.

In March 2000 we induced the early conversion of approximately $62.3 million of the 4.75% convertible subordinated notes due 2003 that were issued in May 1998 by offering a cash premium on the par amount of such converted notes. As a result, we paid approximately $7.5 million in premiums and accrued interest, and issued approximately 2.2 million shares of our Common Stock.

                               ITEM 2.  PROPERTY

Our principal executive offices and worldwide headquarters are in Seattle, Washington. We also have a significant presence in London, England. In Seattle, we rent approximately 136,500 square feet pursuant to 4 leases. Leases covering approximately 79,600 square feet, 22,000 square feet, 26,272 square feet and 8,600 square feet expire in May 2004, September 2004, March 2003 and December 2002, respectively. We also have surplus office space of 52,500 square feet subleased until 2003. Furthermore, it is our intention to consolidate our leases in New York by committing to an additional facility.

In London, we utilize approximately 70,000 square feet of office space pursuant to six separate leases. The leases cover approximately 14,500 square feet, 23,200 square feet, 5,900 square feet, 20,000 square feet, 5,000 square feet and 1,000 square feet and will expire in 2015, 2010, 2009, 2008, 2001 and 2001, respectively. In addition, we lease office space for our wholly-owned offices throughout the world in key business centers. We also own one freehold property of 10,000 square feet in London.

Our existing facilities are adequate and appropriate for our operations.

                           ITEM 3.  LEGAL PROCEEDINGS

On November 29, 1999, Christopher Flora and Helen Korolyk filed a lawsuit in U.S. District Court for the Northern District of Illinois against Art.com alleging copyright infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duties and tortious interference with prospective business relationships and contractual relations. The plaintiffs are seeking approximately $10.0 million in damages. We believe the claims are without merit and have filed a motion to dismiss all of their claims. We intend to seek indemnification from the prior stockholders of Art.com pursuant to our merger agreement for any damages resulting from the claims made by the plaintiffs, including costs of litigation.

On October 12, 1999, John and Linda Tamras filed a lawsuit in Superior Court of the State of Arizona against The Image Bank and various other defendants alleging invasion of privacy in connection with the unauthorized use and publication of a photograph. We believe the claims are without merit and intend to vigorously defend them. Under the terms of the purchase agreement we entered into to acquire The Image Bank, Eastman Kodak Company, the prior sole stockholder of The Image Bank, agreed to indemnify us from and against all of the claims made by the plaintiffs.

On October 8, 1999, Mary Swanson filed a lawsuit in Superior Court of the State of Arizona against The Image Bank and Swanstock, Inc. The suit alleges breach of contract, fraud, defamation and wage claims arising out of the stock purchase agreement and accompanying employment agreement entered into when The Image Bank purchased Swanstock from Ms. Swanson. We believe the claims are without merit and have filed an answer that denied all of the allegations. Under the terms of the purchase agreement we entered into to acquire The Image Bank, Eastman Kodak Company, the prior sole stockholder of The Image Bank and Swanstock, agreed to indemnify us from and against all of the claims made by Ms. Swanson.

On September 14, 1999, Chanelle Desautels filed a lawsuit in Supreme Court of the State of New York against EyeWire and various other defendants alleging unauthorized use and publication of a photograph of Ms. Desautels. The plaintiff is seeking approximately $8.0 million in damages. We believe the claims are without merit and intend to vigorously defend them. Pursuant to our combination agreement with EyeWire, the prior stockholders of EyeWire agreed to indemnify us from and against all of the claims made by the plaintiff in the event our losses exceed $375,000, at which point we will be able to recover all of our losses. We have notified the prior stockholders of EyeWire of this claim. We have also notified Superstock, the original provider of the photograph, of this claim and are seeking indemnification for failure to provide us with a valid model release.

On June 4, 1999, Charles Mason filed a lawsuit in U.S. District Court for the Southern District of New York against The Image Bank alleging breach of contract for failing to return a number of transparencies after termination of an exclusive agency agreement with Mr. Mason, a photographer. The plaintiff is seeking approximately $2.8 million in damages. We believe the claims are without merit and intend to vigorously defend them. Under the terms of the purchase agreement we entered into to acquire The Image Bank, Eastman Kodak Company, the prior sole stockholder of The Image Bank, agreed to indemnify us from and against all of the claims made by Mr. Mason.

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringement of the trademarks and other intellectual property rights of third parties, such as the failure to secure model releases. Presently, there are no pending legal proceedings to which we are a party or to which any of our property is subject which, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "GETY." The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices of our common stock as reported on the Nasdaq National Market.

                                                               HIGH        LOW
                                                              -------    -------
YEAR ENDED DECEMBER 31, 1998
First Quarter...............................................  $27.250    $13.500
Second Quarter..............................................   27.250     16.875
Third Quarter...............................................   27.625     13.875
Fourth Quarter..............................................   18.125      8.625
YEAR ENDED DECEMBER 31, 1999
First Quarter...............................................  $25.125    $15.875
Second Quarter..............................................   30.500     17.000
Third Quarter...............................................   26.625     16.250
Fourth Quarter..............................................   56.125     18.125

On March 1, 2000, the closing market price of our common stock as reported on the Nasdaq National Market was $57.625 per share. There were approximately 250 holders of record of our common stock as of March 1, 2000.

We have not paid or declared any dividends on our common stock since our inception and anticipate that we will retain our future earnings to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our general financial condition and general business conditions. In addition, our senior credit facility restricts our ability to pay future dividends. Our board of directors does not expect to declare cash dividends on our common stock in the near future.

                 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and notes thereto included in Item 14(A) and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. Historical results are not indicative of the results to be expected in the future.

                                                        GETTY COMMUNICATIONS PLC
                                                          (PREDECESSOR COMPANY)         GETTY IMAGES, INC.
                                                      -----------------------------   -----------------------
                                                               YEAR ENDED                   YEAR ENDED
                                                              DECEMBER 31,                 DECEMBER 31,
                                                      -----------------------------   -----------------------
                                                      1995(1)     1996       1997     1998(2)        1999
                                                      -------   --------   --------   --------   ------------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales...............................................  $63,021   $ 85,014   $100,797   $185,084     $247,840
Cost of sales.......................................   24,714     32,156     37,514     52,830       67,264
                                                      -------   --------   --------   --------     --------
Gross profit........................................   38,307     52,858     63,283    132,254      180,576
Selling, general and administrative expenses........   27,655     37,250     43,936     96,904      145,578
Amortization of intangibles.........................    2,380      2,155      3,253     36,961       64,330
Depreciation........................................    3,605      5,486      8,214     14,397       25,670
Non-recurring integration and restructuring costs...       --         --         --     13,755       10,325
                                                      -------   --------   --------   --------     --------
Operating income/(loss).............................    4,667      7,967      7,880    (29,763)     (65,327)
Net interest (expense)/income.......................   (1,468)    (1,951)     1,187     (2,986)      (4,585)
Net exchange gains/(losses).........................       89       (306)      (198)      (124)         135
Other income........................................       --         --         --         --          284
Legal settlement....................................       --         --       (974)        --           --
                                                      -------   --------   --------   --------     --------
Income/(loss) before income taxes...................    3,288      5,710      7,895    (32,873)     (69,493)
Income taxes........................................   (2,017)    (2,982)    (3,873)    (2,680)       1,660
Extraordinary items.................................       --         --         --       (830)          --
                                                      -------   --------   --------   --------     --------
Net income/(loss)...................................  $ 1,271   $  2,728   $  4,022   $(36,383)    $(67,833)
                                                      =======   ========   ========   ========     ========
Net income/(loss) per share(3)......................  $   .05   $    .10   $    .11   $  (1.25)    $  (1.94)
                                                      -------   --------   --------   --------     --------
Shares used in computing per share amount(3)........   27,442     27,442     37,908     29,160       35,049
                                                      -------   --------   --------   --------     --------
Net income per ADS(4)...............................  $   .11   $    .20   $    .21        N/A          N/A
                                                      -------   --------   --------   --------     --------
OTHER OPERATING DATA:
EBITDA(5)...........................................  $10,652   $ 15,608   $ 19,347   $ 35,350     $ 34,998
                                                      -------   --------   --------   --------     --------
EBITDA per share....................................  $   .39   $    .57   $    .51   $   1.21     $   1.00
                                                      -------   --------   --------   --------     --------
Ratio of earnings to fixed charges(6)...............     3.38       3.79       6.69        N/A          N/A
Deficiency of earnings to fixed charges(7)..........       --         --         --     33,703       69,493
CASHFLOW DATA:
Net cash provided by/(used in):
Operating activities................................  $ 6,957   $ 13,502   $ 13,174   $  7,222     $  5,371
Investing activities................................  (24,689)   (25,528)   (35,447)  (107,869)    (247,212)
Financing activities................................   19,030     66,311     (3,052)    85,003      330,067
Exchange differences................................      (18)     2,755     (4,380)     2,560          980
                                                      -------   --------   --------   --------     --------
Net increase/(decrease) in cash and cash
  equivalents.......................................  $ 1,280   $ 57,040   $(29,705)  $(13,084)    $ 89,206
                                                      =======   ========   ========   ========     ========
BALANCE SHEET DATA:
Cash and cash equivalents...........................  $ 1,899   $ 58,939   $ 29,234   $ 16,150     $105,356
Total assets........................................   71,024    163,504    171,638    462,863      939,569
Long-term debt, net of current maturities...........    8,704     17,910     14,657     72,354      101,802
Total stockholders' equity..........................  $27,012   $113,523   $119,539   $343,927     $745,691
                                                      =======   ========   ========   ========     ========

---------------

(1) Reflects the combination of the results of Tony Stone Images, the predecessor of Getty Communications plc and Getty Images, for the period from January 1 through March 13, 1995 with the results of Getty Communications plc for the period from March 14 through December 31, 1995. Due to the nature of this combination, the presentation of combined results for the two periods in 1995 does not conform with U.S. GAAP.

(2) Reflects the combination of the consolidated statement of operations of Getty Communications plc, our predecessor company, for the period January 1, 1998 through February 9, 1998 and our consolidated statement of operations for the period February 10, 1998 through December 31, 1998.

(3) Net income per share for the year ended December 31, 1995 has been computed assuming the same number of shares outstanding as determined for Getty Communications plc for the period March 14, 1995 through December 31, 1995.

(4) Net income per Getty Communications plc American Depository Shares ("ADS") is calculated by adjusting net income per share data for the ratio of two Getty Communications plc Class A Ordinary Shares per Getty Communications plc ADS. Trading in Getty Communications plc ADSs terminated on February 9, 1998.

(5) EBITDA is defined as earnings before interest, taxes, net exchange gains/(losses), amortization, depreciation, non-recurring integration and restructuring costs, other income, legal settlement and extraordinary items. Thus, EBITDA with respect to us comprises sales less cost of sales and selling, general and administrative expenses. We believe that EBITDA provides investors and analysts with a measure of operating income unaffected by the financing and accounting effects of acquisitions and assists in explaining trends in our operating performance. EBITDA should not be considered as an alternative to operating income as an indicator of our operating performance or to cash flows as a measure of our liquidity. EBITDA may not be comparable to other similarly titled measures used by other companies.

(6) Ratio of earnings to fixed charges means the ratio of net income (before fixed charges and income taxes) to fixed charges, where fixed charges are the aggregate of interest, amortization of the costs related to debt and an allocation of rental charges to approximate equivalent interest.

(7) Deficiency of earnings available to cover fixed charges means the deficiency of income (before fixed charges and income taxes) to fixed charges, where fixed charges are the aggregate of interest, amortization of the costs related to debt and an allocation of rental charges to approximate equivalent interest.

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following should be read in conjunction with our consolidated financial statements and the notes thereto, Item 6. "Selected Consolidated Financial Data", and the other financial information contained elsewhere and incorporated by reference in this Annual Report. In the following discussion, "we", "us" and "our" refer to Getty Communications plc combined with Tony Stone Images Limited for 1995, Getty Communications plc in 1996 and 1997, Getty Communications plc combined with Getty Images, Inc. for 1998, and Getty Images, Inc. for 1999. All financial data referred to in the following discussion has been prepared in accordance with U.S. GAAP.

In addition to historical information, the discussion in this section may contain certain forward-looking statements that involve risks and uncertainties. The forward-looking statements relate to, among other things, operating results, trends in sales, gross profit, operating expenses, effective tax rates, anticipated expenses, liquidity and capital resources and the effect of foreign currency hedging transactions. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth under Item 1. Business -- G. "Factors That May Affect The Business".

OVERVIEW

Founded in March 1995 as Getty Communications plc, Getty Images, Inc. is a leading global visual content provider, offering imagery and related products over the Internet and through a diverse set of distribution channels and media including digital downloads, CD ROMs, demonstration reels and catalogs. We estimate we control over 60 million still images and more than 30,000 hours of film footage. We own or control visual content across major categories of the industry. Through our e-commerce enabled websites and our international network of company-operated offices, as well as agents, distributors and affiliates in 51 countries, we provide both businesses and consumers with effective access to image and footage products.

Our visual content product brands are organized into the following divisions to serve our four major types of customers:

Creative Professional Division ("gettyone"). Tony Stone Images and PhotoDisc, leaders in licensed and royalty-free contemporary stock photography; The Image Bank, a leading global provider of contemporary and archival stock photography and film footage; and Energy Film Library, a leading provider of stock film footage.

Press and Editorial Division ("gettysource"). Allsport, a leading global provider of sports imagery; Liaison Agency, a leading North American news and feature agency; Hulton Getty, one of the world's largest commercially available collections of archival photography; Online USA, a leading provider of celebrity news and event photography over the Internet; and Newsmakers, a provider of digital images to the press and editorial market.

Business User Division ("gettyworks"). EyeWire, a leading provider of royalty-free imagery, footage, audio, typefaces, illustration, clip art, and other design products to business and small office/home office (SOHO) users; and i/us, a provider of specialty graphics and publishing tools to website developers, designers and graphics users.

Consumer Division. Art.com, a leading destination for framed and unframed art and art-related supplies for consumers on the Internet; and American Royal Arts, a leading provider of animation art.

Our sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Sales generally consist of a large number of relatively small transactions involving the sale or licensing of single images, video and film clips or CD ROM products containing between 100 and 300 images. We use a variety of distribution platforms, including digital distribution via the Internet and CD ROMs as well as analog distribution of 35mm film, video and analog transparencies. Price is generally determined by resolution size and the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups. We also generate sales from subscription or bulk purchase deals where customers are provided access to imagery online. In the case of our consumer business, we principally sell framed and unframed art products to consumers over the Internet with payment typically being made using a credit card.

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

Circumstances in which sales are refunded are rare, and refunds are netted in the recognition of revenue. Sales are recorded at invoiced amounts less sales tax, if applicable. "E-commerce" sales are defined as those sales that are transacted on the Internet.

Our cost of sales primarily consists of commission payments to contributing photographers and cinematographers. These suppliers are under contract with us and receive payments of up to 50% of sales depending on the type of product and where and how the product is sold. We own a significant number of the images in our collections and these images do not require commission payments. Cost of sales also includes, to the extent applicable, handling and shipping costs for duplicate transparencies, the cost of CD ROM production and costs associated with framing and shipping art products. As a result, our gross margin is impacted by the mix of sales conducted digitally on the Internet, sales of wholly-owned imagery, geographic distribution of sales and brand sales mix.

Our selling, general and administrative expenses include salaries and related staff costs, premises and utility costs, and sales and marketing costs.

We amortize goodwill and depreciate the cost of the investment in duplicate transparencies, digital files, archival picture collections, computer systems and other fixed assets over their expected useful lives. The acquisitions of PhotoDisc and Allsport in February 1998 generated $241.9 million of goodwill and $51.0 million of other intangibles and the acquisitions of Art.com in May 1999, EyeWire in August 1999, American Royal Arts in October 1999 and The Image Bank in November 1999 generated $343.7 million in goodwill. Goodwill of $176.4 million arising upon the acquisition of The Image Bank is currently based upon an initial estimate of the fair value of The Image Bank's assets and liabilities. These acquisitions will result in a substantial charge to be amortized against our earnings in future periods. We are amortizing goodwill relating to acquisitions over the following periods: twenty years for the PhotoDisc and Allsport goodwill; three years for Art.com goodwill; seven years for EyeWire goodwill; five years for American Royal Arts goodwill and ten years for The Image Bank goodwill. We amortize other intangibles over one to four years.

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

Following the acquisitions of PhotoDisc and Allsport in February 1998, we commenced and substantially completed a program to integrate our then existing businesses. This resulted in integration and restructuring charges totaling $13.8 million. The charges included restructuring costs, severance costs, consulting and professional fees, systems and process integration costs, and costs associated with contract renegotiations and terminations.

During 1999, we approved, commenced, and substantially completed a program to integrate all our businesses, including the new acquisitions Art.com and EyeWire, into four divisions to serve our four major customer segments. This resulted in integration and restructuring charges in 1999 totaling $10.3 million
(net). The charges included restructuring costs, severance costs, consulting and professional fees, systems and process integration costs, content review costs and costs associated with terminations.

RESULTS OF OPERATIONS

                                GETTY COMMUNICATIONS PLC                GETTY IMAGES, INC.
                                YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                ------------------------   ---------------------------------------------
                                  1997       % OF SALES      1998     % OF SALES     1999     % OF SALES
                                ---------    -----------   --------   ----------   --------   ----------
                                                   (IN THOUSANDS EXCEPT PERCENTAGES)
INCOME STATEMENT DATA:
Sales.........................  $100,797        100.0%     $185,084     100.0%     $247,840     100.0%
Gross profit..................    63,283         62.8       132,254      71.5       180,576      72.9
Selling, general and
  administrative expense......   (43,936)       (43.6)      (96,904)    (52.4)     (145,578)    (58.7)
Amortization of intangibles
  and depreciation............   (11,467)       (11.4)      (51,358)    (27.7)      (90,000)    (36.3)
Non-recurring integration and
  restructuring costs.........        --           --       (13,755)     (7.4)      (10,325)     (4.2)
Operating (loss)/income.......     7,880          7.8       (29,763)    (16.1)      (65,327)    (26.4)
Other income..................        --           --            --        --           284       0.1
Net interest
  (expense)/income............     1,187          1.2        (2,986)     (1.6)       (4,585)     (1.8)
Net exchange gains/(losses)...      (198)        (0.2)         (124)       --           135       0.1
Legal settlement..............      (974)        (1.0)           --        --            --        --
Income taxes..................    (3,873)        (3.8)       (2,680)     (1.4)        1,660       0.7
Extraordinary items...........        --           --          (830)     (0.4)           --        --
Net (loss)/income.............  $  4,022          4.0%     $(36,383)    (19.7)%    $(67,833)    (27.4)%
                                ========        =====      ========     =====      ========     =====
OPERATING DATA:
EBITDA(1).....................  $ 19,347         19.2%     $ 35,350      19.1%     $ 34,998      14.1%
                                ========        =====      ========     =====      ========     =====

---------------

(1) "EBITDA" is defined as earnings before interest, taxes, net exchange gains/(losses), amortization, depreciation, non-recurring integration and restructuring costs, other income, legal settlement and extraordinary items. EBITDA should not be considered as an alternative to operating income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

SALES

Our total sales for 1997, 1998 and 1999 were $100.8 million, $185.1 million and $247.8 million, respectively, representing increases of 83.6% in 1998 and 33.9% in 1999 over the respective prior year. These increases were largely attributable to the continued growth of our base businesses, acquisitions (we acquired PhotoDisc and Allsport in February 1998, Art.com in May 1999, EyeWire in August 1999 and The Image Bank in November 1999) and growth in e-commerce sales.

We experienced an increase in the rate of demand for both analog and digital, search, selection and fulfilment of imagery during 1999, particularly in North America. E-commerce sales increased by 160.4% from $26.1 million, or 14.1% of sales, in 1998, to $67.9 million, or 27.4% of sales in 1999 (28.4% of sales excluding The Image Bank, an entirely analog business). These increases were due, in part, to the inclusion of Allsport's and PhotoDisc's e-commerce sales since their acquisition in February 1998, as well as the inclusion of Art.com's and EyeWire's e-commerce sales since their acquisition in May and August 1999, respectively. The launch of the Tony Stone website in the fourth quarter of 1998 contributed significantly to this e-commerce sales growth, particularly in North America. In 1997, we had no e-commerce sales.

GROSS PROFIT

Gross profit as a percentage of sales, or gross margin, increased sequentially from 62.8% in 1997 to 71.5% in 1998 and to 72.9% in 1999. This result reflects the increasing shift in sales mix to e-commerce with its lower cost of sales, as well as continuing changes in our sales mix at the brand level and operating and process improvements. Excluding Art.com, which we acquired in May 1999, our gross margin in 1999 was 73.9%.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $43.9 million, $96.9 million and $145.6 million in 1997, 1998 and 1999, respectively, representing 43.6%, 52.4% and 58.7% of sales in each respective year. The principal factors contributing to increases in the dollar amounts of selling, general and administrative expenses during 1997, 1998 and 1999 were the inclusion of acquisitions in our consolidated financial results (Allsport and PhotoDisc from February 1998, Art.com from May 1999, EyeWire from August 1999 and The Image Bank from November 1999), accelerated investment in advertising and marketing costs associated with the new websites, increased investment in management and new sales offices, and the development of new technology products and new business systems, particularly those related to e-commerce.

We are committed to managing selling, general and administrative expenses as we further integrate and consolidate our businesses, and implement new and standardized business systems. As customers increasingly move towards digital image search, retrieval and payment, we plan to streamline our support operations. We are also consolidating our offices and other premises throughout the world as part of the reorganization of our businesses into four divisions.

AMORTIZATION OF INTANGIBLES AND DEPRECIATION

Amortization of intangibles was $3.3 million in 1997, $37.0 million in 1998 and $64.3 million in 1999. The increase in amortization arose from the inclusion of amortization of goodwill relating to the acquisitions of PhotoDisc and Allsport in February 1998, Art.com in May 1999, EyeWire in August 1999 and The Image Bank in November 1999.

Depreciation increased from $8.2 million in 1997 to $14.4 million in 1998 and to $25.7 million in 1999. The increase primarily arose from acquisitions together with increased investment in capital expenditure related to the continued development of our e-commerce strategy. We expect depreciation to continue to increase as a result of this increased investment.

NON-RECURRING INTEGRATION AND RESTRUCTURING COSTS

Following the acquisitions of PhotoDisc and Allsport in February 1998, we commenced and completed a program to integrate our then existing businesses. This resulted in integration and restructuring charges totaling $13.8 million. The charges included restructuring costs, severance costs, consulting and professional fees, systems and process integration costs, and costs associated with contract renegotiations and terminations.

Integration costs of $3.7 million were associated with the activities of teams responsible for integrating our then existing businesses for the benefit of future operations and included items such as consulting and professional fees, systems and process integration costs and contract renegotiation and termination costs. Restructuring costs, amounting to $10.1 million in 1998, were for estimated exit costs associated with the closure of certain operating facilities, including asset write-downs and termination costs. The largest element of the asset write-downs consisted of systems assets, primarily hardware and software, both of which had shortened useful lives as a result of the restructuring plans. Termination costs arose in relation to property related exit costs, termination of agents and photographer contracts and employee terminations.

During 1999, we approved and commenced a program to integrate all of our businesses, including the new acquisitions Art.com and EyeWire, into four divisions to serve our four major customer segments. This resulted in integration and restructuring charges in 1999 totaling $10.3 million net of non-cash write-backs of provisions established as part of the 1998 program and not required following a revision of the restructuring plan subsequent to the acquisition of The Image Bank. The charges included restructuring costs, severance costs, consulting and professional fees, systems and process integration costs, content review costs and costs associated with terminations.

Integration costs of $4.9 million were associated with the activities of teams responsible for integrating our businesses and included items such as consulting and professional fees, systems and process integration costs and content review costs. Content review costs arose from an assessment of the compatibility of our images across our brands following the decision to integrate all our businesses into four divisions.

Restructuring costs, amounting to $5.4 million (net) were for estimated exit costs associated with the closure of 14 facilities, asset writedowns and contract termination costs. The largest element of the asset writedowns consisted of systems assets, primarily software which had shortened useful lives as a result of the restructuring plans. Termination costs arose in relation to property related exit costs and employee termination.

Further costs associated with the non-recurring integration program, which management anticipates will not exceed $5.0 million, will be recognized as incurred. It is anticipated that the non-recurring integration and restructuring program will be substantially complete by September 30, 2000. Management expects that the total cash costs will amount to approximately $12.8 million.

NET EXCHANGE LOSSES

Our operating results are affected by exchange rate fluctuations to the extent that we have receivables or payables that are denominated in a currency other than the local currency. Exchange gains or losses arising on the translation of these balances into local currency or on the settlement of these transactions are recognized in our income statement.

Our policy is to hedge a substantial majority of our contracted net receivables and payables using a combination of foreign forward exchange contracts and foreign currency term loans. Net exchange losses were $198,000 in 1997, $124,000 in 1998 and a net exchange gain of $135,000 in 1999.

LEGAL SETTLEMENT

We entered into a settlement agreement with Digital Stock Corporation over a complaint filed in 1997. This resulted in a one time charge to 1997 earnings of approximately $1.0 million (including legal expense).

INCOME TAXES

Our 1997 tax charge was $3.9 million compared with $2.7 million in 1998 and a tax credit of $1.7 million in 1999. Excluding the effect of the amortization of intangibles, which is largely non-tax deductible, we had an effective tax rate of 34.7% in 1997, as compared to 38.0% in 1998 and 39.4% in 1999.

The changes in the effective rate of tax, excluding the impact of the amortization of intangibles, are due to variations in the profit mix and tax rates in the countries in which we operate and non-recurring integration and restructuring costs which are not all fully tax deductible.

EXTRAORDINARY ITEMS

The repayment of the term debt due to Midland Bank plc from the proceeds of the $75.0 million, 4.75% convertible subordinated notes resulted in an extraordinary charge of $830,000 in 1998. This charge comprised the write-off of unamortized loan arrangement costs net of the associated income tax benefit.

EBITDA

EBITDA for 1997, 1998 and 1999 was $19.3 million, $35.4 million and $35.0 million, respectively, representing an increase of 82.7% in 1998 and a decrease of 1.0% in 1999 over the respective prior years. The growth in EBITDA in 1998 was primarily attributable to incremental EBITDA from our acquired businesses as well as gross margin improvement in our business-to-business brands. Our EBITDA in 1999, excluding

Art.com, was positively impacted by our overall growth, including growth through acquisitions, the growth in e-commerce sales, the increasing sales mix of wholly-owned imagery, as well as operating efficiencies.

The slight decline in EBITDA in 1999 was primarily attributable to our investment in Art.com as the Consumer Channel (consisting of Art.com and American Royal Arts) recorded an $11.8 million EBITDA loss in 1999. Excluding the EBITDA loss in the Consumer Channel, our business-to-business brands generated EBITDA of $46.8 million, an increase of 32.3% over the prior year.

EBITDA as a percentage of sales decreased from 19.2% in 1997 to 19.1% in 1998 and 14.1% in 1999. Excluding the Consumer Channel, EBITDA as a percentage of sales was 19.4% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

                                               GETTY COMMUNICATIONS PLC         GETTY IMAGES, INC.
                                               ------------------------    ----------------------------
                                                      YEAR ENDED            YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,          DECEMBER 31,    DECEMBER 31,
                                                         1997                  1998            1999
                                               ------------------------    ------------    ------------
                                                                    (IN THOUSANDS)
Net cash provided by/(used in):
Operating activities.......................           $  13,174             $   7,222        $  5,371
Investing activities.......................             (35,447)             (107,869)       (247,212)
Financing activities.......................              (3,052)               85,003         330,067
Exchange differences.......................              (4,380)                2,560             980
                                                      ---------             ---------        --------
Net increase/(decrease) in cash and cash
  equivalents..............................           $ (29,705)            $ (13,084)       $ 89,206
                                                      =========             =========        ========

Our cash resources increased by $89.2 million in 1999 compared to decreases of $13.1 million in 1998 and $29.7 million in 1997.

Net cash provided by operating activities amounted to $5.4 million in 1999, compared to $7.2 million in 1998 and $13.2 million in 1997. The decrease was primarily due to increased spending on marketing and advertising, particularly at Art.com, and the production of new contemporary stock photography catalogs. The decrease in cash generated from operations from 1997 to 1998 was principally a result of payments of non-recurring integration and restructuring costs.

Net cash used in investing activities was $247.2 million in 1999 as compared to $107.9 million in 1998 and $35.4 million in 1997. The yearly cash flows primarily reflect the business acquisitions made in each period, in addition to increased investment in technology and related infrastructure. In November 1999, we completed the acquisition of The Image Bank. This resulted in a net cash outflow of $191.1 million. The acquisitions of other businesses in 1999 resulted in net cash outflows of $2.9 million. During 1999, we invested $51.6 million in fixed assets compared to $27.3 million in 1998 and $14.9 million in 1997.

Net cash provided by financing activities was $330.1 million in 1999 and $85.0 million in 1998, compared to a net outflow of $3.1 million in 1997. In April 1999, we finalized a $20.0 million short-term revolving credit facility, which we obtained to fund additional working capital requirements and the acquisition of Art.com. In October 1999, we converted this facility to a $100.0 million, 3 year senior credit facility and utilized a further $10.0 million of this for working capital purposes. Also in 1999, we raised $8.7 million from the exercise of share options, compared to $5.3 million in 1998.

The acquisitions of PhotoDisc and Allsport in February 1998 and other businesses throughout the year ended December 31, 1998, resulted in a net cash outflow of $80.6 million, including expenses. To fund this amount, in February 1998, we raised a net additional $47.2 million of debt and Getty Investments L.L.C. subscribed for 1,518,644 shares of our common stock, providing $28.0 million of additional capital.

On May 20, 1998, we raised $75.0 million from the issuance of our convertible subordinated notes due 2003. Of these proceeds, $49.0 million was applied to the repayment of term debt and $3.3 million to debt issuance costs. Also, in the year ended December 31, 1998, we raised $5.3 million from the exercise of options. At December 31, 1998, we had outstanding long term debt of $75.0 million and cash of $16.2 million.

In November 1999, we completed a public offering of 6,900,000 shares of our common stock at $39 per share for an aggregate of $259.7 million, net of related fees of expenses. Also in November 1999, Getty Investments L.L.C. purchased 1,579,353 shares of our common stock for $32.0 million in cash, or approximately $20.261 per share. The purchase price was established by using the average of the bid and the ask price of our common stock on the Nasdaq National Market for the ten trading day period ending on October 25, 1999.

As well as organic growth, we continue to seek opportunities to grow by acquisition. Accordingly, we may be required, or we may elect, to raise additional funds in addition to using cash from operating activities and existing cash balances.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. We are required to adopt SFAS No. 133 in the first quarter of 2001. We have not yet evaluated whether adoption of this new standard will have a significant impact on our business.

YEAR 2000 IMPACT

We have not experienced any problems with our computer systems relating to such systems being unable to recognize appropriate dates related to year 2000. We are also not aware of any material problems with our customers or suppliers. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruption as a result of any year 2000 issues.

      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the return on investments and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates, relating primarily to our debt instruments, the majority of which are fixed rate borrowings, is shown in the table below.

                                                        MATURITIES                        FAIR VALUE      FAIR VALUE
                                      -----------------------------------------------    DECEMBER 31,    DECEMBER 31,
DEBT                                   2000     2001     2002       2003       TOTAL         1999            1998
----                                  ------    ----    -------    -------    -------    ------------    ------------
                                                             (IN THOUSANDS EXCEPT PERCENTAGES)
Fixed rate (USD)..................                                 $75,000    $75,000      $135,469        $75,000
Average interest rate.............                                    4.75%      4.75%         4.75%          4.75%
Variable rate (USD)...............                      $30,000               $30,000      $ 29,118             --
Average interest rate.............                         8.58%                 8.58%         8.58%
Other borrowings..................    $3,242    $243                          $ 3,485      $  3,485        $   724
Average interest rate.............        --    7.25%                              --           0.5%            --

FOREIGN CURRENCY RISK

We conduct our business primarily in the United States and the United Kingdom and, therefore, our cashflows are primarily denominated in US dollars and pounds sterling. We are exposed to foreign exchange risk related to foreign currency denominated liabilities and cash. The introduction of the euro does not significantly affect our foreign exchange exposure.

We normally enter into forward foreign currency exchange contracts to hedge our contracted net receivables denominated in foreign currencies. Our functional currency is the U.S. dollar. Forward foreign currency contracts typically have a term of less than six months. There were no open forward foreign currency exchange contracts at December 31, 1999.

The criteria used by us for designating a contract as a hedge include the contract's effectiveness in risk reduction. Gains and losses on these contracts, relating to the hedged risk, are recognized as incurred, reflecting the income statement treatment of the hedged items.

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

The following table sets out the open forward foreign exchange contracts at December 31, 1998:

                                                              MATURITIES              FAIR VALUE
                                                        -----------------------       U.S. DOLLAR
                                                                    U.S. DOLLAR       EQUIVALENT
CONTRACT TYPE                                             1999      EQUIVALENT     DECEMBER 31, 1998
-------------                                           --------    -----------    -----------------
                                                          (CURRENCY AND U.S. DOLLAR EQUIVALENTS IN
                                                            THOUSANDS EXCEPT AVERAGE CONTRACTUAL
                                                        EXCHANGE RATE WHICH IS TO THE NEAREST SECOND
                                                                       DECIMAL POINT)
Buy Pound Sterling/sell French Franc................       6,400      $1,130             $(22)
Average contractual exchange rate
  (French Franc/ Pound Sterling)....................        9.42
Buy Pound Sterling/sell Deutsche Mark...............       2,700       1,621               (7)
Average contractual exchange rate
  (Deutsche Mark/Pound Sterling)....................        2.78
Buy Pound Sterling/sell Italian Lire................     610,000         941              (23)
Average contractual exchange rate
  (Italian Lire/Pound Sterling).....................    2,792.39
Buy Pound Sterling/sell Japanese Yen................      48,000         389              (39)
Average contractual exchange rate
  (Japanese Yen/Pound Sterling).....................      205.22
Buy Pound Sterling/sell Spanish Peseta..............      51,000      $  355             $ (7)
Average contractual exchange rate
  (Spanish Peseta/Pound Sterling)...................      239.07

There are further forward exchange contracts at December 31, 1998 that are together considered immaterial. The U.S. dollar equivalent maturity value of these contracts is $752,000. All foreign exchange risk contracts are foreign currency forward exchange contracts between the indicated currency and the United Kingdom Pound Sterling.

Forward foreign exchange contracts between United Kingdom Pound Sterling and German Deutsche Mark, French Franc, Italian Lire, Japanese Yen and Spanish Peseta account for 31%, 22%, 18%, 8% and 7%, respectively, of our total U.S. dollar equivalents in forward foreign exchange contracts.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(See Item 14(a))

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

                        ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

                                    PART IV
             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                              REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT

Financial Statement Schedules: Reference is made to the listing on page F-1 of all financial statements filed as part of this report.

(B) REPORTS ON FORM 8-K

During the quarter ended December 31, 1999, a report on Form 8-K was filed on December 7, 1999, reporting Items 2 and 7. During the quarter ended December 31, 1999, a report on Form 8-K/A was filed on October 13, 1999, reporting changes to Items 5 and 7.

(C) EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  2.1     Merger Agreement, dated as of September 15, 1997, among
          Getty Communications (USA), Inc., Getty Communications plc,
          PhotoDisc, Inc. and Print Merger, Inc.(1)
  2.2     Agreement and Plan of Merger, dated as of May 4, 1999, among
          Getty Images, Inc., Merger Sub and Art.com(2)
  2.3     Combination Agreement, dated as of August 5, 1999 among
          Getty Images, Inc., 3032097 Nova Scotia Limited, EyeWire
          Partners, Inc. and each of the stockholders of EyeWire
          Partners, Inc.(3)
  2.4     Stock Purchase Agreement, dated September 20, 1999, among
          Eastman Kodak Company and Kodak S.A. and Getty Images,
          Inc.(4)
  2.5     Amendment No. 1 to the Stock Purchase Agreement among
          Eastman Kodak Company and Kodak S.A. and Getty Images,
          Inc.(5)
  3.1     Amended and Restated Certificate of Incorporation of Getty
          Images, Inc.(1)
  3.2     Certificate of Amendment to the Certificate of Incorporation
          of Getty Images, Inc.(6)
  3.3     Bylaws of Getty Images, Inc.(1)
  4.1     Indenture relating to the 4.75% Convertible Subordinated
          Notes due 2003, dated as of May 27, 1998, between Getty
          Images, Inc. and The Bank of New York, as Trustee(7)
 10.1     Registration Rights Agreement, dated as of May 27, 1998,
          among Getty Images, Inc. and BT Alex Brown Incorporated,
          BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette
          Securities Corporation and Hambrecht & Quist LLC(7)
 10.2     Employment Agreement between Getty Communications plc and
          Mark Getty(8)
 10.3     Employment Agreement between Getty Images, Inc. and Sally
          von Bargen (8)
 10.4     Employment Agreement between Getty Images, Inc. and John
          Hallberg(9)
 10.5     Employment Agreement between Getty Images, Inc. and
          Christopher J. Roling, dated July 1, 1999(10)
 10.6     Employment Agreement between Getty Images, Inc. and Jonathan
          D. Klein, dated June 1, 1999(10)
 10.7*    Employment Agreement between Getty Images, Inc. and Bud
          Albers, dated October 11, 1999
 10.8*    Credit Agreement, dated October 25, 1999, among Getty
          Images, Inc. and HSBC Investment Bank plc
 10.9*    Amendment to the Credit Agreement, dated December 3, 1999
 10.10*   Debenture, dated October 25, 1999, among the Chargors named therein and HSBC Investment Bank plc
 10.11*   Pledge Agreement, dated October 29, 1999 among Getty Images,
          Inc., Getty Communications Limited, Getty Images Limited,
          Tony Stone Images/America, Inc., EyeWire Partners Company
          and HSBC Investment Bank plc
 10.12*   Supplement to Pledge Agreement, dated December 17, 1999, by
          Getty Images, Inc. in favor of HSBC Investment Bank plc
 10.13    Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited(11)
 10.14    Lease dated March 11, 1993 between Bantry Investments
          Limited and Tony Stone Associates Limited(11)
 10.15    Counterpart Lease dated March 11, 1993 between Bantry
          Investments Limited and Tony Stone Associates Limited(11)
 10.16    Lease dated October 23, 1990 between Bantry Investments
          Limited and Tony Stone Associates Limited(11)
 10.17    Lease dated February 14, 1997 between Martin Selig and
          PhotoDisc, Inc.(11)
 10.18    Consent to Sublease dated April 11, 1999 among Bedford
          Property Investors Inc., Adobe Systems Inc. and Getty
          Images, Inc.(12)
 10.19*   Lease dated July 27, 1999 between Bedford Property
          Investors, Inc. and Getty Images, Inc.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.20*   Lease dated November 30, 1999 between the Quadrant
          Corporation and Getty Images, Inc.
 10.21    Stockholders' Transaction Agreement, dated as of September
          15, 1997, among Getty Images, Inc., certain shareholders of
          PhotoDisc, Inc. and Mark Torrance, as representative of the shareholders(1)
 10.22    Restated Option Agreement among Getty Images, Inc., Getty
          Communications plc and Getty Investments L.L.C.(1)
 10.23    Stockholders' Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc.(1)
 10.24    Registration Rights Agreement among Getty Images, Inc., PDI,
          L.L.C. and Mark Torrance(1)
 10.25    Registration Rights Agreement among Getty Images, Inc. and
          Getty Investments L.L.C.(1)
 10.26    Restated Shareholders' Agreement among Getty Images, Inc.,
          Getty Investments L.L.C. and the Investors named therein(1)
 10.27    Registration Rights Agreement dated July 3, 1996 among Getty
          Communications plc, Simon Thornley, Brian Wolske, Lawrence
          Gould, Jonathan Klein and Mark Getty and Form of Amendment
          among Getty Images, Inc., Getty Communications plc, Lawrence
          Gould, Jonathan Klein and Mark Getty(1)
 10.28    Registration Rights Agreement dated July 3, 1996 among Getty
          Communications plc, Crediton Limited and October 1993 Trust
          and Form of Amendment among Getty Images, Inc., Getty
          Communications plc, Crediton Limited and October 1993
          Trust(1)
 10.29    Registration Rights Agreement dated July 3, 1996 among Getty
          Communications plc, Hambro European Ventures Limited, Hambro
          Group Investments Limited, RIT Capital Partners plc and Tony
          Stone and Form of Amendment among Getty Images, Inc., Getty
          Communications plc and The Schwartzberg Family L.P.(1)
 10.30    Registration Rights Agreement dated July 25, 1997 between
          Getty Communications plc and the Schwartzberg Family L.P.
          and Form of Amendment among Getty Images, Inc., Getty
          Communications plc and the Schwartzberg Family L.P.(1)
 10.31    Form of Registration Rights Agreement between Getty Images,
          Inc. and each of the individual stockholders of Art.com(2)
 10.32    Registration Rights Agreement, dated as of August 5, 1999, by and among Getty Images, Inc. and each of the former
          stockholders of EyeWire Partners, Inc.(3)
 10.33    Indemnity between Getty Images, Inc. and Getty Investments
          L.L.C., dated January 1998(1)
 10.34*   Indemnity between Getty Images, Inc. and Getty Investments
          L.L.C., dated November 22, 1999.
 10.35    Form of Indemnity among Getty Images, Inc., Getty
          Communications plc and each of Mark Getty, Mark Torrance,
          Jonathan Klein, Lawrence Gould, Andrew Garb, Manny
          Fernandez, Christopher Sporborg, Anthony Stone and James
          Bailey(1)
 21.1*    Subsidiaries of the Registrant
 23.1     Consent of PricewaterhouseCoopers
 24.1+    Powers of Attorney
 27.1*    Financial Data Schedule

---------------

* Filed herewith.

+ Included on signature page.

(1) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant.

(2) Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3) Incorporated by reference from the Exhibits to the Form S-3 Registration Statement of the Registrant, filed September 3, 1999.

(4) Incorporated by reference from the Exhibits to the Registrant's Form 8-K, dated September, 27 1999.

(5) Incorporated by reference from the Exhibits to the Registrant's Form 8-K, dated December 7, 1999.

(6) Incorporated by reference from the Exhibits to the Registrant's Form 8-K, dated November 10, 1998.

(7) Incorporated by reference from the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(8) Incorporated by reference from the Exhibit to the Registrant's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

(9) Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(10) Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(11) Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1999.

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

                                          GETTY IMAGES, INC.

                                               /s/ CHRISTOPHER J. ROLING
                                          By:
                                          --------------------------------------

                                                Name: Christopher J. Roling
                                               Title: Chief Financial Officer

MARCH 30, 2000

We, the undersigned directors and executive officers of the Registrant, hereby severally constitute Jonathan Klein, Christopher Roling and Suzanne Page, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2000, by the following persons on behalf of the Registrant and in the capacities indicated below:

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

              /s/ MARK TORRANCE                Non-Executive Vice Chairman and Director
---------------------------------------------
                Mark Torrance

          /s/ CHRISTOPHER J. ROLING            Senior Vice President and Chief Financial
---------------------------------------------  Officer
            Christopher J. Roling              (Principal Financial Officer and Principal
                                               Accounting Officer)

             /s/ ANDREW S. GARB                Director
---------------------------------------------
               Andrew S. Garb

             /s/ JAMES N. BAILEY               Director
---------------------------------------------
               James N. Bailey

         /s/ CHRISTOPHER H. SPORBORG           Director
---------------------------------------------
           Christopher H. Sporborg

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                                ----

Report of Independent Accountants...........................     F-2

Consolidated Statements of Operations.......................     F-3

Consolidated Balance Sheets.................................     F-4

Consolidated Statements of Stockholders' Equity.............     F-5

Consolidated Statements of Comprehensive Income.............     F-6

Consolidated Statements of Cash Flows.......................     F-7

Notes to Consolidated Financial Statements..................     F-8

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

                               GETTY IMAGES, INC.
                                      AND
                                  SUBSIDIARIES
                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF GETTY IMAGES, INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Getty Images, Inc. and subsidiaries (the "Company") at December 31, 1999, and at December 31, 1998 and the results of the consolidated operations and cash flows of the Company for the year ended December 31, 1999, and of the Company and its predecessor, Getty Communications plc and subsidiaries for the year ended December 31, 1998, and for Getty Communications plc and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS
Chartered Accountants
London, England
March 30, 2000

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    GETTY IMAGES, INC.         GETTY COMMUNICATIONS PLC
                                               ----------------------------    ------------------------
                                                YEAR ENDED      YEAR ENDED            YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,          DECEMBER 31,
                                                   1999            1998                  1997
                                               ------------    ------------    ------------------------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales........................................    $247,840        $185,084              $100,797
Cost of sales................................      67,264          52,830                37,514
                                                 --------        --------              --------
GROSS PROFIT.................................     180,576         132,254                63,283
                                                 --------        --------              --------
Selling, general and administrative
  expenses...................................     145,578          96,904                43,936
Amortization of intangibles..................      64,330          36,961                 3,253
Depreciation.................................      25,670          14,397                 8,214
Non-recurring integration and restructuring
  costs......................................      10,325          13,755                    --
                                                 --------        --------              --------
                                                  245,903         162,017                55,403
                                                 --------        --------              --------
OPERATING (LOSS)/INCOME......................     (65,327)        (29,763)                7,880
Net interest (expense)/income................      (4,585)         (2,986)                1,187
Net exchange gains/(losses)..................         135            (124)                 (198)
Other income.................................         284              --                    --
Legal settlement.............................          --              --                  (974)
                                                 --------        --------              --------
(LOSS)/INCOME BEFORE INCOME TAXES............     (69,493)        (32,873)                7,895
Income taxes.................................       1,660          (2,680)               (3,873)
                                                 --------        --------              --------
(Loss)/income before extraordinary items.....     (67,833)        (35,553)                4,022
Extraordinary items..........................          --            (830)                   --
                                                 --------        --------              --------
NET (LOSS)/INCOME............................    $(67,833)       $(36,383)             $  4,022
                                                 ========        ========              ========
BASIC (LOSS)/EARNINGS PER SHARE..............    $  (1.94)       $  (1.22)             $   0.11
Extraordinary items..........................          --           (0.03)                   --
                                                 --------        --------              --------
NET (LOSS)/EARNINGS PER SHARE................    $  (1.94)       $  (1.25)             $   0.11
                                                 ========        ========              ========
Diluted earnings per share...................         N/A             N/A              $   0.10
                                                 ========        ========              ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic(2).....................................      35,049          29,160                37,908
                                                 ========        ========              ========
Diluted(2)...................................         N/A             N/A                38,765
                                                 ========        ========              ========

---------------
(1) As explained in the "Explanatory Note" (Note 1), the 1998 consolidated statement of operations reflects the combination of the consolidated statement of operations of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the consolidated statement of operations of Getty Images, Inc. for the period February 10, 1998 through December 31, 1998. The comparatives for 1997 reflect the share structure of Getty Communications plc (the predecessor company).

(2) The difference between basic and diluted weighted average shares in 1997 results from the assumption that dilutive stock options outstanding were exercised.

For pages F-3 to F-24, historic numbers are shown for Getty Communications plc, the predecessor company of Getty Images, Inc.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   AT              AT
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................    $105,356        $ 16,150
Accounts receivable, net....................................      64,742          32,967
Inventories, net............................................       4,970           2,834
Deferred catalog costs......................................      13,674           6,583
Prepaid expenses and other assets...........................      15,380          10,675
Deferred tax assets.........................................       4,953           2,010
                                                                --------        --------
TOTAL CURRENT ASSETS........................................     209,075          71,219
Fixed assets, net...........................................     104,193          62,757
Intangible assets, net......................................     608,016         325,861
Investments.................................................       2,338              --
Deferred tax assets.........................................      15,947           3,026
                                                                --------        --------
TOTAL ASSETS................................................    $939,569        $462,863
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................      42,915          26,232
Accrued expenses............................................      42,329          20,148
Income taxes payable........................................       2,953              --
Current portion of long-term debt...........................       3,879             202
                                                                --------        --------
TOTAL CURRENT LIABILITIES...................................      92,076          46,582
Long-term debt..............................................     101,802          72,354
                                                                --------        --------
TOTAL LIABILITIES...........................................     193,878         118,936
                                                                --------        --------
COMMITMENTS AND CONTINGENCIES (NOTE 18)
STOCKHOLDERS' EQUITY
Common Stock................................................         452             306
Shares of Common Stock: par value $0.01 per share,
  75,000,000 authorized; 45,266,049 issued at December 31,
  1999 and 30,574,792 issued at December 31, 1998.
Exchangeable preferred stock without par value: 5,000,000
  authorized; 1,453,394 issued at December 31, 1999.........          15              --
Additional paid-in capital..................................     841,320         368,267
Accumulated deficit.........................................     (96,092)        (28,259)
Cumulative translation adjustments..........................          (4)          3,613
                                                                --------        --------
TOTAL STOCKHOLDERS' EQUITY..................................     745,691         343,927
                                                                --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $939,569        $462,863
                                                                ========        ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          GETTY
                                   COMMUNICATIONS PLC        GETTY IMAGES, INC.
                                  ---------------------   ------------------------
                                                                         NO. OF
                                                           NO. OF      SHARES OF
                                   NO. OF      NO. OF     SHARES OF   EXCHANGEABLE
                                   A ORD.      B ORD.      COMMON      PREFERRED
                                   SHARES      SHARES       STOCK        STOCK                EXCHANGEABLE   ADDITIONAL   RETAINED
                                    L0.01       L0.01      $ 0.01       WITHOUT      COMMON    PREFERRED      PAID-IN     EARNINGS/
                                  PAR VALUE   PAR VALUE   PAR VALUE    PAR VALUE     STOCK       STOCK        CAPITAL     (DEFICIT)
                                  ---------   ---------   ---------   ------------   ------   ------------   ----------   ---------
                                                                           (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996....    23,943      13,445         --           --       $ 593       $   --       $101,464    $  4,102
Issue of shares to sellers of
 Liaison........................       312          --         --           --           5           --          2,595          --
Issue of shares to sellers of
 Energy.........................       618          --         --           --          10           --          3,990          --
Net income......................        --          --         --           --          --           --             --       4,022
Translation adjustments.........        --          --         --           --          --           --             --          --
                                   -------     -------     ------        -----       ------      ------       --------    --------
BALANCE AT DECEMBER 31, 1997....    24,873      13,445         --           --       $ 608       $   --       $108,049    $  8,124
Capital restructuring...........   (24,873)    (13,445)    19,159           --        (416)          --            416          --
Getty Investments
 Subscription...................        --          --      1,519           --          15           --         27,985          --
Issue of shares to sellers of
 PhotoDisc......................        --          --      8,084           --          81           --        201,401          --
Issue of shares to sellers of
 Allsport.......................        --          --      1,138           --          11           --         23,203          --
Issue of shares for other
 acquisitions...................        --          --         52           --           1           --            983          --
Options exercised...............        --          --        623           --           6           --          6,230          --
Net loss........................        --          --         --           --          --           --             --     (36,383)
Translation adjustments.........        --          --         --           --          --           --             --          --
                                   -------     -------     ------        -----       ------      ------       --------    --------
BALANCE AT DECEMBER 31, 1998....        --          --     30,575           --       $ 306       $   --       $368,267    $(28,259)
Issue of shares to sellers of
 Art.com........................        --          --      4,252           --          42           --        121,572          --
Issue of shares of exchangeable
 preferred stock to sellers of
 EyeWire........................        --          --         --        1,561          --           16         32,418          --
Exchange of shares by former
 EyeWire stockholders...........        --          --        108         (108)          1           (1)            --          --
Issue of shares for other
 acquisitions...................        --          --        576           --           6           --         11,594          --
Getty Investments
 subscription...................        --          --      1,579           --          16           --         31,984          --
Secondary offering..............        --          --      6,900           --          69           --        259,673          --
Options exercised...............        --          --      1,276           --          12           --          9,997          --
Tax benefit from employee stock
 options........................        --          --         --           --          --           --          4,475          --
Accelerated options (see note
 5).............................        --          --         --           --          --           --          1,340          --
Net loss........................        --          --         --           --          --           --             --     (67,833)
Translation adjustments.........        --          --         --           --          --           --             --          --
                                   -------     -------     ------        -----       ------      ------       --------    --------
BALANCE AT DECEMBER 31, 1999....        --          --     45,266        1,453       $ 452       $   15       $841,320    $(96,092)
                                   =======     =======     ======        =====       ======      ======       ========    ========


                                  CUMULATIVE
                                  TRANSLATION
                                  ADJUSTMENTS    TOTAL
                                  -----------   --------
                                      (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996....    $ 7,364     $113,523
Issue of shares to sellers of
 Liaison........................         --        2,600
Issue of shares to sellers of
 Energy.........................         --        4,000
Net income......................         --        4,022
Translation adjustments.........     (4,606)      (4,606)
                                    -------     --------
BALANCE AT DECEMBER 31, 1997....    $ 2,758     $119,539
Capital restructuring...........         --           --
Getty Investments
 Subscription...................         --       28,000
Issue of shares to sellers of
 PhotoDisc......................         --      201,482
Issue of shares to sellers of
 Allsport.......................         --       23,214
Issue of shares for other
 acquisitions...................         --          984
Options exercised...............         --        6,236
Net loss........................         --      (36,383)
Translation adjustments.........        855          855
                                    -------     --------
BALANCE AT DECEMBER 31, 1998....    $ 3,613     $343,927
Issue of shares to sellers of
 Art.com........................         --      121,614
Issue of shares of exchangeable
 preferred stock to sellers of
 EyeWire........................         --       32,434
Exchange of shares by former
 EyeWire stockholders...........         --           --
Issue of shares for other
 acquisitions...................         --       11,600
Getty Investments
 subscription...................         --       32,000
Secondary offering..............         --      259,742
Options exercised...............         --       10,009
Tax benefit from employee stock
 options........................         --        4,475
Accelerated options (see note
 5).............................         --        1,340
Net loss........................         --      (67,833)
Translation adjustments.........     (3,617)      (3,617)
                                    -------     --------
BALANCE AT DECEMBER 31, 1999....    $    (4)    $745,691
                                    =======     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    GETTY IMAGES, INC.         GETTY COMMUNICATIONS PLC
                                               ----------------------------    ------------------------
                                                YEAR ENDED      YEAR ENDED            YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,          DECEMBER 31,
                                                   1999            1998                  1997
                                               ------------    ------------    ------------------------
                                                                    (IN THOUSANDS)
Net (loss)/income............................    $(67,833)       $(36,383)             $ 4,022
Other comprehensive income, net of tax:
Foreign currency translation adjustments.....      (3,617)            855               (4,606)
                                                 --------        --------              -------
Comprehensive loss...........................    $(71,450)       $(35,528)             $  (584)
                                                 ========        ========              =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.
                                      AND
                     GETTY COMMUNICATIONS PLC (PREDECESSOR)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        GETTY IMAGES, INC.        GETTY COMMUNICATIONS PLC
                                                    ---------------------------   ------------------------
                                                     YEAR ENDED     YEAR ENDED           YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,         DECEMBER 31,
                                                        1999           1998                 1997
                                                    ------------   ------------   ------------------------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income.................................   $ (67,833)      $(36,383)            $  4,022
Adjustments to reconcile net (loss)/ income to net
  cash flow from operating activities:
Depreciation and amortization.....................      90,000         51,358               11,467
Bad debt expense..................................         729            412                  536
Other items.......................................       1,056          4,291                  113
CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS
  OF BUSINESS ACQUISITIONS:
Accounts receivable...............................     (13,895)        (2,359)              (2,385)
Accounts payable..................................      12,689         (2,690)                 919
Accrued expenses..................................       1,916          2,094                2,257
Inventory.........................................        (459)        (1,758)                  --
Other assets......................................     (18,832)        (7,743)              (3,755)
                                                     ---------       --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........       5,371          7,222               13,174
                                                     ---------       --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired.......    (193,956)       (80,564)             (20,546)
Purchase of investments...........................      (1,688)            --                   --
Purchase of fixed assets..........................     (51,568)       (27,305)             (14,901)
                                                     ---------       --------             --------
NET CASH USED IN INVESTING ACTIVITIES.............    (247,212)      (107,869)             (35,447)
                                                     ---------       --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of debt..................................      30,000        123,168                   --
Debt issue costs..................................      (1,061)            --                   --
Payments on principal balance of debt.............        (452)       (67,153)              (3,052)
Proceeds from issuance of ordinary shares.........     309,790         33,306                   --
Share issue costs.................................      (8,210)        (4,318)                  --
                                                     ---------       --------             --------
NET CASH PROVIDED BY/(USED IN) FINANCING
  ACTIVITIES......................................     330,067         85,003               (3,052)
                                                     ---------       --------             --------
Exchange rate differences arising from translation
  of foreign currency balances....................         980          2,560               (4,380)
Net (decrease)/increase in cash and cash
  equivalents.....................................      89,206        (13,084)             (29,705)
Cash and cash equivalents:
  beginning of period.............................      16,150         29,234               58,939
                                                     ---------       --------             --------
  end of period...................................   $ 105,356       $ 16,150             $ 29,234
                                                     =========       ========             ========
SUPPLEMENTAL DISCLOSURES
Interest paid.....................................   $   5,167       $  2,314             $  1,688
Income taxes paid.................................   $   7,780       $  6,387             $    769
                                                     =========       ========             ========

The consolidated statements of cash flows reflects the combination of the consolidated statement of cash flows of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the consolidated statement of cash flows of Getty Images, Inc. for the period February 10, 1998 through December 31, 1998. See "Explanatory Note" (Note 1).

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

EXPLANATORY NOTE

On February 9, 1998, the entire issued share capital of Getty Communications plc ("Getty Communications") was acquired via a Scheme of Arrangement by Getty Images, Inc. ("Getty Images"), a company incorporated in Delaware and whose principal executive offices are located in Seattle, Washington. Under the Scheme of Arrangement, each issued Getty Communications Class B Ordinary Share was converted into one Getty Communications Class A Ordinary Share and each holder of Getty Communications Class A Ordinary Shares was issued one share of Getty Images Common Stock, par value $0.01 ("Common Stock") for every two Getty Communications Class A Ordinary Shares held.

As a result of this transaction, Getty Images became the successor to Getty Communications. Trading in Getty Communications American Depository Shares ("ADSs") on the Nasdaq National Market (NASDAQ:GETTY) terminated on February 9, 1998 and trading subsequently commenced in shares of Getty Images Common Stock on the Nasdaq National Market (NASDAQ:GETY). Registration of the Getty Communications Ordinary Shares and ADSs under the Securities Exchange Act of 1934, as amended, has been terminated.

ACTIVITIES

The principal business of Getty Images and its subsidiaries (the "Company") is the marketing of reproduction rights to still and moving images. These rights are marketed in many countries throughout the world through the Company's web sites and through its international network of wholly-owned offices and agents.

BASIS OF PRESENTATION

The consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, present the consolidated financial statements of the Company and the consolidated financial statements of its predecessor, Getty Communications and subsidiaries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Getty Images and its subsidiaries. Companies acquired during a period are consolidated from the date of acquisition, being the date that control passes. All material intercompany amounts and transactions have been eliminated. The Company accounts for acquisitions using the purchase method of accounting.

FOREIGN EXCHANGE

The Company records all transactions in the currency of the respective primary economic environments in which it operates.

Assets and liabilities, including those of non-U.S. subsidiaries, are translated into U.S. dollars at exchange rates as of the balance sheet date, and income and expense items are translated at the average of the rates prevailing during the period. Gains or losses from translating foreign currency financial statements of non-U.S. subsidiaries are accumulated as a separate component of stockholders' equity. All other gains or losses from translation are recognized in the statement of operations.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

                               GETTY IMAGES, INC.

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

REVENUE RECOGNITION

Revenue arises from three principal types of sales:

Fixed license sales are recognized when a license agreement has been completed with the customer for the use of the image, and the image has been made available for use. Fixed license pricing terms do not call for additional fees beyond the fixed license amount, and the customer is contractually obligated to pay the fixed license amount upon agreement of the license terms and availability of the image for use by the customer.

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

INVENTORIES

Inventories are valued at the lower of cost or market value. Cost is computed on a first-in, first-out basis. Inventories consist of physical materials, such as frames and packaging materials, and finished goods, such as CD-ROMs. Inventories are reviewed periodically for obsolescence.

CATALOG COSTS

The Company produces both general catalogs, and specialist catalogs, that are topical in nature and distributed over a longer period. Costs relating to the production of catalogs are expensed over their estimated useful life, up to three years from the date on which they are available for distribution to customers.

FIXED ASSETS

Fixed assets are recorded at cost. The cost of acquired fixed assets includes the purchase cost, together with any incidental expenses of acquisition. All costs associated with the production of image duplicates are capitalized. The cost of purchased software is capitalized and amortized from the implementation date over its estimated useful economic life. The cost of internally developed software is capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and amortized from the implementation date over its estimated useful economic life. The value of fixed assets is reviewed annually for impairments in value.

                               GETTY IMAGES, INC.

Depreciation rates have been established to expense the cost of fixed assets, less their estimated residual values, over their expected useful lives. Depreciation is calculated at the following annual rates:

Archival picture collection................................                         2.5%
Fixtures, fittings, office and studio equipment............                    10 to 20%
Computer hardware..........................................                          33%
Computer software (including internally developed
  software)................................................                    25 to 50%
Image duplicates and digitization..........................                    25 to 33%
Leasehold property improvements............................   over the term of the lease

INTANGIBLE ASSETS

Goodwill and other intangibles are amortized on a straight-line basis over their estimated lives of between 3 to 30 years. Goodwill represents the excess of purchase price and related costs over the fair value of the net assets of businesses acquired. The value of goodwill and other intangibles is reviewed annually in relation to the operating performance and future undiscounted cash flows of the underlying businesses, and a charge to the consolidated statement of operations is made where a permanent diminution in value is identified. Management believes that there has been no impairment in the value of goodwill and other intangible assets as reflected in the Company's consolidated financial statements as at December 31, 1999.

INVESTMENTS

Investments primarily consist of companies in which the Company has no significant influence and are carried at cost. The Company monitors its investments for impairment and makes appropriate reductions in carrying values when necessary.

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

LEASES

The Company leases various items of equipment and property through both operating and capital lease agreements. Under capital leasing arrangements, the present value of the future minimum lease payments payable over the lease term is recorded as a fixed asset. The corresponding leasing commitments are shown as amounts payable to the lessor. Depreciation of leased assets is charged to the statement of operations over the shorter of the lease term or the useful lives of equivalent owned assets.

Other leases are treated as operating leases. Annual rentals are charged to the income statement on a straight-line basis over the term of the lease.

FINANCIAL INSTRUMENTS

Forward exchange contracts hedging firm commitments relating to trade and other balances are recorded as hedges. Gains and losses arising on financial instruments used for hedging purposes are deferred until settlement, at which time they are recognised in the statement of operations in a manner consistent with the hedged item. The Company does not issue or hold financial instruments for trading purposes.

                               GETTY IMAGES, INC.

2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The standard requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new rules will be effective for fiscal years beginning after June 15, 2000. Management has not yet evaluated whether adoption of the new standard will have a material impact on the Company's results or financial position.

3.   EARNINGS PER SHARE

Basic (loss)/earnings per share is computed on the basis of weighted average number of shares in issue. Diluted earnings per share are not given for the year ended December 31, 1999 and for the year ended December 31, 1998 due to the losses incurred in those periods.

On August 5, 1999, the Company acquired all of the outstanding capital shares of EyeWire Partners, Inc.. In the transaction, EyeWire stockholders received 1,561,000 exchangeable shares, without par value, in a newly formed Nova Scotia subsidiary of the Company. Each exchangeable share is exchangeable for one share of the Company's Common Stock. By December 31, 1999, 108,000 exchangeable shares had been exchanged for shares of the Company's Common Stock. Once all the remaining shares have been exchanged, an additional 1,453,000 additional shares will be reflected in our earnings per share calculation. Had all the exchangeable shares been exchanged for shares of the Company's Common Stock at the date of acquisition, our basic loss per share for 1999 would have been $1.90, based on 35,670,000 weighted average shares.

4.   FOREIGN CURRENCY TRANSLATION

Unrealized net exchange gains of $2.7 million (1998: $Nil) arose on the translation of certain intercompany foreign currency transactions deemed to be of a long-term nature. These transactions are not planned to be settled in the foreseeable future and are reported in the same manner as foreign currency translation adjustments in stockholders' equity in accordance with SFAS 52 "Foreign Currency Translation".

5.   NON-RECURRING INTEGRATION AND RESTRUCTURING COSTS

During the year ended December 31, 1999 the Company commenced and substantially completed a program to integrate all its businesses, including the new acquisitions Art.com and EyeWire, into four divisions to serve the Company's four major customer segments. This resulted in integration and restructuring charges in 1999 totaling $10.3 million net of provisions set up as part of the 1998 non-recurring charge that have now been released. The charges included restructuring costs, severance costs, consulting and professional fees, systems and process integration costs, content review costs and costs associated with terminations.

Integration costs of $4.9 million were associated with the activities of teams responsible for integrating the Company's businesses and included items such as consulting and professional fees, retention payments, systems and process integration costs and content review costs. Content review costs arose from an assessment of the compatibility of the Company's images across its brands following the decision to integrate all the Company's businesses into four divisions. Integration costs were expensed as incurred.

Restructuring costs of $5.4 million, which are stated net of provisions set up in 1998 that have now been released, were for estimated exit costs associated with the closure of 14 facilities, asset write-downs and employee termination costs. The largest element of the asset write-downs consisted of systems assets, primarily software which had shortened useful lives as a result of the restructuring plans. Termination costs arose in relation to property related exit costs and employee terminations. Restructuring costs utilized comprised $2.0 million of cash expenditure, $877,000 million of non-cash write-offs and $1.3 million of accelerated stock option costs. Under the terms of the program, it is anticipated that the majority of the provision at December 31, 1999 will be used by September 30, 2000.

                               GETTY IMAGES, INC.

Non-recurring integration and restructuring costs relating to the 1999 program have been incurred as follows:

                                                                (IN THOUSANDS)
INTEGRATION COSTS
Consulting and professional fees............................        $  630
Systems and process integration costs.......................         1,436
Contract renegotiation costs................................         2,494
Content review costs........................................           323
                                                                    ------
                                                                    $4,883
                                                                    ======

The charge for contract renegotiation costs of $2.5 million is shown net of $457,000 of non-cash write-backs which relate to 1998. At December 31, 1999, the Company had an accrual for integration expenses of $1.6 million, incurred but not yet paid.

                                                                                    PROVISION AT
                                                               1999                 DECEMBER 31,
                                                              CHARGE    UTILIZED        1999
                                                              ------    --------    ------------
                                                                        (IN THOUSANDS)
RESTRUCTURING COSTS
Property exit costs.........................................  $1,760    $  (605)       $1,155
Asset write downs...........................................     877       (877)           --
Employee termination costs..................................   3,991     (2,680)        1,311
Contract termination costs..................................     466          -           466
                                                              ------    -------        ------
                                                               7,094    $(4,162)       $2,932
                                                                        =======        ======
Less: non-cash write-backs..................................   1,652
                                                              ------
                                                              $5,442
                                                              ======

The charge for employee termination costs of $4.0 million can be analysed as follows:

                                                                           OPERATIONAL
                                                             MANAGEMENT       STAFF       TOTAL
                                                             ----------    -----------    ------
Employee termination costs (in thousands)..................    $3,132         $859        $3,991
                                                               ======         ====        ======
Number of employees........................................        15           38            53
                                                               ======         ====        ======
Number of employees terminated at December 31, 1999........        14           23            37
                                                               ======         ====        ======

During the year ended December 31, 1998, the Company commenced and completed a program to integrate its then existing businesses, following the acquisitions of PhotoDisc and Allsport. This resulted in integration and restructuring charges totaling $13.8 million being incurred in 1998.

Integration costs in 1998 amounted to $3.7 million and were associated with the activities of teams responsible for integrating the Company's then existing businesses for the benefit of future operations. These included items such as consulting and professional fees, systems and process integration costs and contract renegotiation costs. These costs were expensed as incurred. Restructuring costs, which amounted to $10.1 million in 1998, were for estimated exit costs associated with the closure of 10 facilities, asset write-downs, employee termination costs and contract termination costs.

                               GETTY IMAGES, INC.

The integration and restructuring provision relating to the 1998 program has been utilized as follows:

                                                                  GETTY IMAGES, INC.
                                                   -------------------------------------------------
                                                   PROVISION AT                         PROVISION AT
                                                   DECEMBER 31,                         DECEMBER 31,
                                                       1998       UTILIZED   RELEASED       1999
                                                   ------------   --------   --------   ------------
                                                                    (IN THOUSANDS)
INTEGRATION COSTS
Consulting and professional fees.................     $  150      $  (150)   $    --       $   --
Systems and process integration costs............         44          (44)        --           --
Contract renegotiation costs.....................        457           --       (457)          --
                                                      ------      -------    -------       ------
                                                         651         (194)      (457)          --
                                                      ------      -------    -------       ------
RESTRUCTURING COSTS
Property exit costs..............................      1,215         (163)    (1,052)          --
Asset write downs................................        450         (450)        --           --
Employee termination costs.......................        428         (294)      (134)          --
Contract termination costs.......................      1,367         (901)      (466)          --
                                                      ------      -------    -------       ------
                                                       3,460       (1,808)    (1,652)          --
                                                      ------      -------    -------       ------
                                                      $4,111      $(2,002)   $(2,109)      $   --
                                                      ======      =======    =======       ======

Total amounts of the provision relating to the 1998 non-recurring integration and restructuring program utilized in 1999 comprised $1.6 million of cash expenditure and $450,000 of non-cash write-offs.

6.   EXTRAORDINARY ITEMS

On May 22, 1998, the Company completed the issue of $75 million, 4.75% convertible subordinated notes due 2003, the proceeds of which were applied partially to the repayment of $49 million of term debt due to Midland Bank plc (now HSBC Bank plc). The early payment of such debt resulted in an extraordinary charge of $830,000 ($0.03 per share) net of an income tax benefit of $408,000.

7.   ACCOUNTS RECEIVABLE

Accounts receivable comprises solely receivables from customers. Receivables are stated net of provisions for doubtful accounts of $16.5 million and $4.8 million at December 31, 1999 and 1998, respectively. The Company has a diverse customer base and is not dependent on any one customer.

8.   INVENTORIES

Inventories are stated net of a provision for obsolescence of $655,000 and $100,000 at December 31, 1999 and 1998, respectively.

9.   DEFERRED CATALOG COSTS

Deferred catalog costs were $13.7 million and $6.6 million at December 31, 1999 and 1998, respectively. Catalog costs expensed in the periods ended December 31, 1999, 1998 and 1997 were $6.7 million, $2.7 million and $1.5 million, respectively.

                               GETTY IMAGES, INC.

10. FIXED ASSETS

                                                                   GETTY IMAGES, INC.
                                                              ----------------------------
                                                                   AT              AT
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
Fixtures, fittings, office and studio equipment.............   $  17,622        $ 18,589
Computer hardware and software..............................      65,577          27,573
Image duplicates and digitization...........................      55,497          34,977
Archival picture collection.................................      17,415          15,714
Leasehold property improvements.............................       8,051           4,450
Other fixed assets..........................................       5,676           1,618
                                                               ---------        --------
Total.......................................................     169,838         102,921
Less: accumulated depreciation..............................      65,645          40,164
                                                               ---------        --------
Fixed assets, net...........................................   $ 104,193        $ 62,757
                                                               =========        ========

The net book value of fixed assets includes $1,735,000 and $1,601,000 in respect of assets held under capital leases at December 31, 1999 and 1998, respectively. The charge to income resulting from depreciation of assets held under capital leases, the majority of which form part of "other fixed assets", is included within depreciation expense in the consolidated statements of operations. The accumulated depreciation of assets held under capital leases at December 31, 1999, was $1,424,000 (1998: $1,213,000).

The net book value of computer hardware and software includes $20.8 million and $6.7 million of capitalised software costs at December 31, 1999, and December 31, 1998, respectively. The charge to income resulting from depreciation of software costs was $4.6 million in 1999, $3.0 million in 1998 and $0.4 million in 1997.

11. INTANGIBLE ASSETS

                                                                   GETTY IMAGES, INC.
                                                              ----------------------------
                                                                   AT              AT
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
Cost........................................................    $719,039        $372,222
Less: accumulated amortization..............................     111,023          46,361
                                                                --------        --------
                                                                $608,016        $325,861
                                                                ========        ========

Intangible assets consist primarily of goodwill arising upon the acquisition of companies and other businesses. Additions to goodwill arose principally from the acquisitions of Art.com and The Image Bank in the year ended December 31, 1999, and PhotoDisc and Allsport in the year ended December 31, 1998. Additional information on these acquisitions is set out in Note 22.

12. INVESTMENTS

At December 31, 1999, the Company's largest investment was its holding in Online Music Company, an online provider of music.

13. SHORT-TERM BORROWINGS AND CREDIT FACILITIES.

At December 31, 1999, the Company had an unutilized credit facility of approximately $3.2 million with HSBC Bank plc ("HSBC"). This facility is unsecured. Interest on the facility is charged at a variable rate

                               GETTY IMAGES, INC.

comprising the aggregate of a margin and HSBC's Base Rate. As of December 31, 1999, the margin was 1.0% and HSBC's Base Rate was 5.5%. The weighted average rate for the year was approximately 6.0%.

14. LONG-TERM DEBT

                                                                   GETTY IMAGES, INC.
                                                              ----------------------------
                                                                   AT              AT
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
4.75% Convertible subordinated notes due 2003...............    $ 72,552        $71,832
Bank loans..................................................      28,633             --
Other loans.................................................       3,485             34
Capital leases..............................................       1,011            690
                                                                --------        -------
                                                                 105,681         72,556
Less: current portion.......................................       3,879            202
                                                                --------        -------
Total long-term debt........................................    $101,802        $72,354
                                                                ========        =======

The amounts outstanding at December 31, 1999 are payable as follows:

                                              CONVERTIBLE
                                              SUBORDINATED    BANK     OTHER    CAPITAL
                                                 NOTES        LOANS    LOANS    LEASES     TOTAL
                                              ------------   -------   ------   -------   --------
                                                                 (IN THOUSANDS)
2000........................................         --           --   $3,242   $  637    $  3,879
2001........................................         --           --      243      254         497
2002........................................         --      $28,633       --      120      28,753
2003(1).....................................    $72,552           --       --       --      72,552
                                                -------      -------   ------   ------    --------
Total.......................................    $72,552      $28,633   $3,485   $1,011    $105,681
                                                =======      =======   ======   ======    ========

---------------

(1) See note 23 for details of partial conversion in March 2000.

During the year ended December 31, 1999, the Company entered into a $100 million senior credit facility with HSBC Investment Bank plc which expires in October 2002. At December 31, 1999, we had drawn down $30 million under this facility. Issue costs of $1.4 million were incurred in obtaining the facility and have been offset against the facility. These costs are being amortized over the term of the facility. The proceeds of the senior credit facility are available for general corporate purposes including, but without limitation, acquisitions and working capital requirements.

Interest is charged at a rate equal to LIBOR plus associated costs plus a margin. The margin is 1.75% per annum up to and including June 30, 2000, and thereafter decreases, in increments of 0.25%, from 1.75% per annum to 1.00% per annum as the ratio of our consolidated total debt, less any cash balances ("Total Borrowings"), to earnings before interest, taxes, net exchange gains/(losses), depreciation, amortization, non-recurring integration and restructuring costs, other income and extraordinary items ("EBITDA") decreases from greater than or equal to 2.75 to less than 2.00.

All the Company's obligations under the senior credit facility, and the obligations of the Company's subsidiaries which are a party to the credit agreement, are unconditionally guaranteed by the Company. These obligations are secured by (1) pledges of the shares of some of the Company's subsidiaries; (2) a lien on all of the Company's assets and the assets of the Company's subsidiaries which are a party to the credit agreement; and (3) a charge over trademarks from two of the Company's subsidiaries.

                               GETTY IMAGES, INC.

The credit agreement contains two financial covenants based on the ratio of EBITDA to consolidated net interest payable and the ratio of Total Borrowings to EBITDA.

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

INTEREST EXPENSE

The interest expense relating to short and long-term borrowings amounted to $5.5 million in 1999 (1998: $2.6 million).

15. SHARE OPTION PLANS

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

The following table presents activity under the Getty Images Plan in 1999 and 1998. While the number of options outstanding at December 31, 1998, remains unchanged at 7.4 million, the number of options granted in 1998 has been restated to correctly reflect option grants, option exercises and option lapses in 1998.

                                                                  NUMBER        WEIGHTED AVERAGE
                                                               OUTSTANDING       EXERCISE PRICE
                                                              --------------    ----------------
                                                              (IN THOUSANDS)
At December 31, 1997........................................       4,679             $ 7.22
Granted.....................................................       4,583              19.19
Exercised...................................................      (1,294)              4.17
Lapsed......................................................        (559)             15.73
                                                                  ------
At December 31, 1998........................................       7,409              14.57
Granted.....................................................       4,069              18.28
Exercised...................................................      (1,294)              6.85
Lapsed......................................................        (659)             18.17
                                                                  ------
At December 31, 1999........................................       9,525             $16.96
                                                                  ======

                               GETTY IMAGES, INC.

                                           OPTIONS OUTSTANDING AT DECEMBER 31, 1999              OPTIONS EXERCISABLE AT
                                     ----------------------------------------------------           DECEMBER 31, 1999
                                                      WEIGHTED AVERAGE                      ---------------------------------
                                         NUMBER          REMAINING       WEIGHTED AVERAGE       NUMBER       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE               OUTSTANDING     CONTRACTUAL LIFE    EXERCISE PRICE     OUTSTANDING      EXERCISE PRICE
-----------------------              --------------   ----------------   ----------------   --------------   ----------------
                                     (IN THOUSANDS)                                         (IN THOUSANDS)
 $ 0.01 to $ 5.00..................        666           8.15 years           $ 1.46              212             $ 1.59
 $ 5.01 to $10.00..................      1,406           6.63 years             9.74            1,147               9.87
 $10.01 to $15.00..................        702           8.71 years            14.22              215              14.14
 $15.01 to $20.00..................      3,190           8.88 years            17.87              653              16.33
 $20.01 to $25.00..................      3,026           8.11 years            21.28            1,427              20.92
 $25.01 to $43.94..................        535           9.40 years            28.95               17              26.11
                                         -----                                                  -----
                                         9,525           8.27 years           $16.96            3,671             $15.17
                                         =====                                                  =====

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. In accordance with APB No. 25, no compensation expense has been recognized for such plans. The pro forma effect on the Company's net income and earnings per share, had compensation costs for the Company's stock option plans been determined based upon the fair market value at the date of grant for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("FAS") No. 123, Accounting for Stock-Based Compensation, is as follows: the net loss would have increased by approximately $10.4 million to $78.3 million and the loss per share would have increased by $0.29 to $2.23. The net loss for 1998 would have increased by $6.3 million and net income for 1997 would have been reduced by $2.2 million to a net loss of $42.7 million and net income of $1.8 million, respectively. The loss per share would have increased by $0.22 to $1.47 in 1998 and earnings per share would have been reduced by $0.05 to $0.06 in 1997.

The weighted average fair value of Options granted during 1999 is as follows:

Options granted at a discount to market price...............    $20.16
Options granted at market price.............................    $11.61
Share awards................................................    $17.19

The weighted average fair value has been calculated using a Black Scholes option pricing model with the following assumptions: no dividends are paid, future share price volatility of 75%, weighted average risk free rate of 5.70%, nil forfeitures and expected life of 2 years for Options vesting 1 year after grant date and 4 years for Options vesting on a monthly pro-rata basis thereafter.

16. INCOME TAXES

Income/(loss) before income taxes from continuing operations was taxed under the following jurisdictions:

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Domestic.................................................    $(77,766)   $(41,872)   $ (2,103)
Foreign..................................................       8,273       8,999       9,998
                                                             --------    --------    --------
Total....................................................    $(69,493)   $(32,873)   $  7,895
                                                             ========    ========    ========

Included within loss before income taxes for the domestic segment was goodwill amortization of $64.3 million, $37.0 million and $3.3 million in 1999, 1998 and 1997, respectively.

                               GETTY IMAGES, INC.

The components of income tax expense are as follows:

                                                    GETTY IMAGES, INC.         GETTY COMMUNICATIONS PLC
                                               ----------------------------    ------------------------
                                                YEAR ENDED      YEAR ENDED            YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,          DECEMBER 31,
                                                   1999            1998                  1997
                                               ------------    ------------    ------------------------
                                                                    (IN THOUSANDS)
Current tax:
Federal......................................    $    679        $   876                $  605
State........................................         465            184                    40
Non-US.......................................       8,585          3,321                 2,780
                                                 --------        -------                ------
Total current tax............................       9,729          4,381                 3,425
Deferred tax:
Federal......................................     (11,254)        (1,175)                  190
Non-US.......................................        (135)          (526)                  258
                                                 --------        -------                ------
Total deferred tax...........................     (11,389)        (1,701)                  448
                                                 --------        -------                ------
Total tax provision..........................    $ (1,660)       $ 2,680                $3,873
                                                 ========        =======                ======

The provisions differ from the amounts that would result by applying the United States (United Kingdom in 1997) statutory rate to earnings before income taxes. A reconciliation of the difference follows:

                                                    GETTY IMAGES, INC.         GETTY COMMUNICATIONS PLC
                                               ----------------------------    ------------------------
                                                YEAR ENDED      YEAR ENDED            YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,          DECEMBER 31,
                                                   1999            1998                  1997
                                               ------------    ------------    ------------------------
                                                                    (IN THOUSANDS)
Income taxes based on statutory rate.........    $(24,323)       $(11,795)              $2,486
Amortization of intangibles..................      22,516          12,936                1,024
Change in valuation allowance................          --             187                   --
State income taxes, net of US tax............         465             184                   40
Other -- net.................................        (318)          1,168                  323
                                                 --------        --------               ------
Total tax (credit)/provision.................    $ (1,660)       $  2,680               $3,873
                                                 ========        ========               ======

                               GETTY IMAGES, INC.

The components of deferred tax asset/(liability) are as follows:

                                                    GETTY IMAGES, INC.         GETTY COMMUNICATIONS PLC
                                               ----------------------------    ------------------------
                                                YEAR ENDED      YEAR ENDED            YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,          DECEMBER 31,
                                                   1999            1998                  1997
                                               ------------    ------------    ------------------------
                                                                    (IN THOUSANDS)
Current deferred tax liabilities:
Short-term provisions........................    $(2,625)         $ (907)               $   --
                                                 -------          ------                ------
Total net current deferred tax liabilities...    $(2,625)         $ (907)               $   --
Current deferred tax assets:
Short-term provisions........................    $ 4,953          $2,010                $  930
                                                 -------          ------                ------
Total net current deferred tax assets........    $ 4,953          $2,010                $  930
Non-current deferred tax assets:
Loss carry forwards..........................     16,463           4,326                 4,143
Depreciation.................................        444            (179)                 (661)
Foreign tax credits..........................        555              --                    --
Other........................................      1,324              --                    --
                                                 -------          ------                ------
Total non-current deferred tax assets........    $18,786          $4,147                $3,482
Net deferred tax assets......................     21,114           5,250                 4,412
Deferred tax assets valuation allowance......       (214)           (214)                   --
                                                 -------          ------                ------
                                                 $20,900          $5,036                $4,412
                                                 =======          ======                ======

A deferred tax asset of $4,475,000 has been recorded for the portion of losses created by stock option deductions allowed as a compensation expense.

The deferred tax assets in respect of loss carry forwards as at December 31, 1999 expire as follows:

                                                               (IN THOUSANDS)
                                                               --------------
2001........................................................      $   113
2002........................................................          443
2003........................................................          302
2004........................................................          315
Between 2005 and 2019.......................................       12,599
Indefinite..................................................        2,691
                                                                  -------
                                                                  $16,463
                                                                  =======

17. DEFINED CONTRIBUTION PLANS

The costs recognized by the Company with respect to its defined contribution plans are as follows:

                                                    GETTY IMAGES, INC.         GETTY COMMUNICATIONS PLC
                                               ----------------------------    ------------------------
                                                YEAR ENDED      YEAR ENDED            YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,          DECEMBER 31,
                                                   1999            1998                  1997
                                               ------------    ------------    ------------------------
                                                                    (IN THOUSANDS)
Europe.......................................     $1,230          $  634                 $353
North America................................        189             339                  397
Rest of World................................         66              --                   --
                                                  ------          ------                 ----
                                                  $1,485          $  973                 $750
                                                  ======          ======                 ====

                               GETTY IMAGES, INC.

The Company runs two principal pension plans in the United Kingdom. Under the terms of the schemes, all employees are entitled to join one of the plans after six months' service with the Company. Under both schemes, the Company contributes a fixed 5% of each participatory employee's salary to the plan. The employees contribute a minimum of 2% of their salary under the first scheme and 5% under the second.

The Company's U.S. subsidiaries operate four separate 401(k) pension plans for their employees. Under the terms of the first plan, employees over 18 years old are immediately eligible to participate. The Company contributes 40% of up to 5% of the employee's contribution. Under the terms of the second plan, employees over 21 years old are immediately eligible to participate. The Company contributes 40% of up to 5% of the employee's contributions. Under the terms of the third plan, employees over 21 years old are eligible to participate after 6 months service (however, only at entry dates of January 1 and July 1). The Company contributes 25% of up to 3% of the employee's contribution, and 50% over 3% of the employee's contribution up to 15%. Under the terms of the fourth plan, all employees (except union employees and non-resident alien employees) are eligible to participate after 3 months service (however, only at entry dates of January 1, April 1, July 1 and October 1). The Company has no obligation to contribute to this plan.

18. COMMITMENTS AND CONTINGENCIES

The Company leases various equipment and property under operating and capital leases. Obligations under capital leases are collateralized by the respective assets financed.

The Company's commitments under capital leases as at December 31, 1999, are as follows:

                                                                (IN THOUSANDS)
                                                                --------------
Minimum rental payments:
2000........................................................        $  713
2001........................................................           284
2002........................................................           134
                                                                    ------
Total.......................................................         1,131
Less: imputed interest payments.............................           120
                                                                    ------
Present value of minimum lease payments.....................        $1,011
                                                                    ======

The Company's commitments under operating leases as at December 31, 1999, are as follows:

                                                                (IN THOUSANDS)
                                                                --------------
Minimum rental payments:
2000........................................................       $ 7,695
2001........................................................         5,248
2002........................................................         4,532
2003........................................................         3,264
2004........................................................         2,496
After 2004..................................................         9,928
                                                                   -------
Total.......................................................       $33,163
                                                                   =======

Rent expense amounted to $10.0 million, $4.8 million and $3.1 million in the year ended December 31, 1999, 1998, and 1997, respectively.

From time to time the Company is subject to various legal actions arising out of the normal course of business including claims relating to trademark, patent or copyright infringements or other items. Management believes the outcome of any such actions and claims will not materially affect these consolidated financial statements.

                               GETTY IMAGES, INC.

19. FINANCIAL INSTRUMENTS

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company hedges only contracted net receivables and payables using a variety of financial instruments. The Company does not issue or hold financial instruments for trading purposes. The Company had no outstanding off-balance sheet contracts as at December 31, 1999.

The Company is exposed to credit losses in the event of non-performance by counterparties to financial instruments, but management considers this risk to be minimal.

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

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLES, ACCOUNTS PAYABLES AND SHORT-TERM BORROWINGS

The carrying amounts of these items approximate fair value. At December 31, 1999, $45 million was deposited in short-term, fixed rate money market instruments, all of which have matured subsequent to December 31, 1999.

LONG-TERM DEBT

The fair value is the estimated net present value of future cash flows using estimated current rates at which similar bank loans could be obtained for the remaining maturities. As at December 31, 1999, the combined fair value of the $75 million convertible subordinated notes due 2003 and bank loans was $164.6 million. The fair value of the convertible subordinated notes due 2003 has been calculated by reference to the market price at December 31, 1999.

20. SUPPLEMENTAL DISCLOSURES ON CASH FLOWS

NON-CASH INVESTING ACTIVITIES

Fixed asset additions financed through capital leases amounted to $1,152,000, $279,000 and $121,000 for the year ended December 31, 1999, 1998 and 1997, respectively.

Further non-cash investing activities relating to acquisitions are detailed in
Note 22.

21. SEGMENT INFORMATION

As a provider of visual content, the Company operates one business segment. Sales are reported in the geographic area where they originate.

Financial information by geographic areas is as follows, this information is subject to the impact of translation differences and is therefore not a reflection of the relative performance of individual areas:

                               GETTY IMAGES, INC.

                                                 EUROPE    NORTH AMERICA   REST OF WORLD    TOTAL
                                                 -------   -------------   -------------   --------
                                                                   (IN THOUSANDS)
GETTY IMAGES, INC.
YEAR ENDED DECEMBER 31, 1999
Sales to customers.............................  $93,886     $138,315         $15,639      $247,840
                                                 =======     ========         =======      ========
GETTY IMAGES, INC.
YEAR ENDED DECEMBER 31, 1998
Sales to customers.............................  $83,375     $ 91,610         $10,099      $185,084
                                                 =======     ========         =======      ========
GETTY COMMUNICATIONS PLC
YEAR ENDED DECEMBER 31, 1997
Sales to customers.............................  $37,505     $ 48,266         $15,026      $100,797
                                                 =======     ========         =======      ========

Due to the nature of the operations of the Company, sales are made to a diverse client base and there is no reliance on a single customer or group of customers.

22. ACQUISITIONS

ART.COM

On May 4, 1999, Getty Images purchased the entire issued share capital of Art.com., a leading provider of framed and unframed art and art-related products on the Internet. The purchase consideration was $135.0 million.

                                                                  FAIR VALUE
                                                                --------------
                                                                (IN THOUSANDS)
Stock consideration -- shares of Common Stock (4,252,271 at
  $27.21)...................................................       $115,704
                                                                   --------
Capital contribution to Art.com.............................         10,000
Transaction expenses........................................          3,412
                                                                   --------
Cash costs of the acquisition...............................         13,412
                                                                   --------
Fair value of options over shares of Art.com Common Stock
  converted to options over shares of Getty Images of Common
  Stock.....................................................          5,910
                                                                   --------
Total purchase price........................................        135,026
Fair value of Art.com net assets acquired...................        (13,104)
                                                                   --------
Excess of purchase price over net assets acquired, allocated
  to goodwill (amortized over 3 years)......................       $121,922
                                                                   ========

                               GETTY IMAGES, INC.

THE IMAGE BANK

On November 24, 1999, Getty Images purchased the entire issued share capital of The Image Bank, a leading provider of visual content to the advertising design, publishing, corporate, broadcast and editorial markets. The purchase consideration was $193.3 million, including expenses. The Company is currently in the process of assessing the fair value of The Image Bank's assets and liabilities, particularly its intangible assets.

                                                                FAIR VALUE
                                                              --------------
                                                              (IN THOUSANDS)
Cash consideration to holders of The Image Bank share
  capital...................................................     $173,167
Cash payment made to Eastman Kodak Company for a tax
  election made for the Company's benefit...................       10,000
Transaction expenses........................................       10,094
                                                                 --------
Total purchase price........................................      193,261
Estimated fair value of The Image Bank net assets
  acquired..................................................      (16,851)
                                                                 --------
Estimated excess of purchase price over net assets acquired, initially allocated to goodwill (amortized over 10
  years)....................................................     $176,410
                                                                 ========

PHOTODISC

On February 9, 1998, a wholly-owned subsidiary of Getty Images acquired PhotoDisc. PhotoDisc develops and markets digital stock photography, products and electronic delivery of images. The purchase consideration was $245.7 million, including expenses, which included the issue of 8,083,831 shares of Common Stock, at a total market value of $171.8 million.

                                                                FAIR VALUE
                                                              --------------
                                                              (IN THOUSANDS)
Cash consideration to holders of PhotoDisc Common Stock and
  Series A Preferred Stock..................................     $ 34,076
Transaction expenses........................................       10,155
                                                                 --------
Cash costs of the acquisition...............................       44,231
Stock consideration -- shares of Common Stock (8,083,831 at
  $21.25)...................................................      171,781
Fair value of options over shares of PhotoDisc Common Stock
  converted to options over shares of Getty Images Common
  Stock.....................................................       29,701
                                                                 --------
Total purchase price........................................      245,713
Fair value of PhotoDisc net assets acquired.................       (3,366)
                                                                 --------
Excess of purchase price over net assets acquired...........     $242,347
                                                                 ========
Amount allocated to specific intangibles (amortized over 2
  to 3 years)...............................................       46,387
Amount allocated to goodwill (amortized over 20 years)......      195,960
                                                                 --------
                                                                 $242,347
                                                                 ========

                               GETTY IMAGES, INC.

ALLSPORT

On February 10, 1998, Getty Images purchased the entire issued share capital of Allsport. Allsport is a world-wide sports photography company, providing images to the sports journalism market and the broader market of advertisers and sports promoters. The purchase consideration was $51.1 million, including expenses, which included the issue of 1,137,916 shares of Common Stock at a total market value of $24.2 million.

                                                                FAIR VALUE
                                                              --------------
                                                              (IN THOUSANDS)
Cash consideration to holders of Allsport Ordinary Shares at
  closing...................................................     $26,998
Transaction expenses........................................         900
                                                                 -------
Cash costs of the acquisition...............................      27,898
Stock consideration -- shares of Common Stock (691,899 at
  $21.25)(1)................................................      14,703
Fair value of options over shares of Allsport Ordinary
  Shares held by an Employee Benefit Trust, converted to
  options over shares of Getty Images Common Stock(1).......       8,511
                                                                 -------
Total purchase price........................................      51,112
Fair value of Allsport net assets acquired..................        (631)
                                                                 -------
Excess of purchase price over net assets acquired...........     $50,481
                                                                 =======
Amount allocated to specific intangibles (amortized over 2
  to 3 years)...............................................       4,571
Amount allocated to goodwill (amortized over 20 years)......      45,910
                                                                 -------
                                                                 $50,481
                                                                 =======

---------------

(1) Of the stock consideration of 1,137,916 shares of Common Stock, 446,017 were issued to an Employee Benefit Trust established on behalf of certain employees of Allsport. Such shares of Common Stock have not been valued for the purpose of calculating the stock consideration, but the underlying options over Allsport Ordinary Shares, which converted into options over shares of Getty Images Common Stock, have been valued by reference to the Black Scholes Option pricing model.

OTHER ACQUISITIONS

During 1999, the Company also made the following acquisitions: EyeWire, a provider of royalty-free photography, video, typefaces, software and other design resources; Online USA, an agency specialising in the sourcing and distribution of celebrity imagery over the Internet; American Royal Arts, a leading provider of animation art; and Newsmakers, a digital news agency covering events, news and celebrity photography.

                                                                FAIR VALUE
                                                              --------------
                                                              (IN THOUSANDS)
Total purchase price........................................     $45,153
Fair value of net liabilities acquired......................       2,647
                                                                 -------
Excess of purchase price over net liabilities acquired......     $47,800
                                                                 =======

23. SUBSEQUENT EVENTS

On January 31, 2000, the Company purchased all of the capital stock of i/us Corporation for $2.5 million. i/us is a provider of specialty graphics and publishing tools to website developers, designers and graphic users.

On February 28, 2000, the Company announced that it had agreed to acquire VCG Holdings LLC, Definitive Stock Inc., Visual Communications Group Holdings Limited and VCG Deutschland GmbH (collectively "VCG") for $220 million. The acquisition completed on March 22, 2000. The acquisition was financed using the proceeds of a $250 million 5.0% convertible subordinated note offering due 2007, which closed on March 13, 2000. The net proceeds of this offering amounted to approximately $240 million.

                               GETTY IMAGES, INC.

In March 2000 the Company induced the early conversion of approximately $62.3 million of the 4.75% subordinated convertible notes due 2003 that were issued in May 1998 by offering a cash premium on the par amount of such converted notes. As a result, the Company paid approximately $7.5 million in premiums and accrued interest, and issued approximately 2.2 million shares of the Company's Common Stock.

24. PRO FORMA INFORMATION RELATING TO ACQUISITIONS (UNAUDITED)

The following unaudited pro forma information shows the Company's results for each of the three years ended December 31, 1999, as if the acquisitions of Liaison and Energy had occurred on January 1, 1997, the acquisitions of PhotoDisc and Allsport had occurred on January 1, 1998, and the acquisitions of The Image Bank and Art.com had occurred on January 1, 1999. The pro forma information includes adjustments related to the financing of the acquisitions, the effect of amortizing goodwill and other intangible assets acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only, and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

                                                                           UNAUDITED
                                                            ---------------------------------------
                                                                    YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                               1999           1998          1997
                                                            -----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.....................................................   $ 316,304      $191,912      $105,592
Net (loss)/income.........................................    (111,458)      (36,616)        3,692
Net (loss)/earnings per share.............................   $   (3.06)     $  (1.26)     $   0.09

                               GETTY IMAGES, INC.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

                                                                   QUARTER ENDED
                                                  ------------------------------------------------
1999                                              MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
----                                              --------   --------   ------------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales...........................................  $52,150    $ 54,957     $60,823        $79,910
Gross profit....................................   38,309      40,193      44,377         57,697
Operating loss..................................   (5,245)    (14,131)    (25,578)       (20,373)
Loss before income taxes........................   (6,447)    (15,073)    (26,058)       (21,915)
Net loss(1).....................................   (7,882)    (15,806)    (24,367)       (19,778)
Net loss per share(1)...........................    (0.26)      (0.47)      (0.69)         (0.49)

                                                                   QUARTER ENDED
                                                  ------------------------------------------------
1998                                              MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
----                                              --------   --------   ------------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales...........................................  $37,931    $ 48,126     $48,975        $50,052
Gross profit....................................   26,324      34,217      35,411         36,302
Operating loss..................................   (3,220)    (14,311)     (8,655)        (3,577)
Loss before income taxes........................   (4,126)    (14,783)     (9,512)        (4,452)
Net loss(1).....................................   (5,207)    (14,901)     (9,700)        (6,575)
Net loss per share(1)...........................    (0.21)      (0.49)      (0.32)         (0.22)

---------------

(1) Net loss and net loss per share include non-recurring charges of $9.2 million, $4.6 million, $7.4 million and $2.9 million in the three months ended June 30, 1998, September 30, 1998, September 30, 1999 and December 31, 1999, respectively. Net loss and net loss per share also include $830,000 relating to extraordinary charges in the three months ended June 30, 1998.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  2.1     Merger Agreement, dated as of September 15, 1997, among
          Getty Communications (USA), Inc., Getty Communications plc,
          PhotoDisc, Inc. and Print Merger, Inc.(1)
  2.2     Agreement and Plan of Merger, dated as of May 4, 1999, among
          Getty Images, Inc., Merger Sub and Art.com(2)
  2.3     Combination Agreement, dated as of August 5, 1999 among
          Getty Images, Inc., 3032097 Nova Scotia Limited, EyeWire
          Partners, Inc. and each of the stockholders of EyeWire
          Partners, Inc.(3)
  2.4     Stock Purchase Agreement, dated September 20, 1999, among
          Eastman Kodak Company and Kodak S.A. and Getty Images,
          Inc.(4)
  2.5     Amendment No. 1 to the Stock Purchase Agreement among
          Eastman Kodak Company and Kodak S.A. and Getty Images,
          Inc.(5)
  3.1     Amended and Restated Certificate of Incorporation of Getty
          Images, Inc.(1)
  3.2     Certificate of Amendment to the Certificate of Incorporation
          of Getty Images, Inc.(6)
  3.3     Bylaws of Getty Images, Inc.(1)
  4.1     Indenture relating to the 4.75% Convertible Subordinated
          Notes due 2003, dated as of May 27, 1998, between Getty
          Images, Inc. and The Bank of New York, as Trustee(7)
 10.1     Registration Rights Agreement, dated as of May 27, 1998,
          among Getty Images, Inc. and BT Alex Brown Incorporated,
          BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette
          Securities Corporation and Hambrecht & Quist LLC(7)
 10.2     Employment Agreement between Getty Communications plc and
          Mark Getty(8)
 10.3     Employment Agreement between Getty Images, Inc. and Sally
          von Bargen (8)
 10.4     Employment Agreement between Getty Images, Inc. and John
          Hallberg(9)
 10.5     Employment Agreement between Getty Images, Inc. and
          Christopher J. Roling, dated July 1, 1999(10)
 10.6     Employment Agreement between Getty Images, Inc. and Jonathan
          D. Klein, dated June 1, 1999(10)
 10.7*    Employment Agreement between Getty Images, Inc. and Bud
          Albers, dated October 11, 1999
 10.8*    Credit Agreement, dated October 25, 1999, among Getty
          Images, Inc. and HSBC Investment Bank plc
 10.9*    Amendment to the Credit Agreement, dated December 3, 1999
 10.10*   Debenture, dated October 25, 1999, among the Chargors named therein and HSBC Investment Bank plc
 10.11*   Pledge Agreement, dated October 29, 1999 among Getty Images,
          Inc., Getty Communications Limited, Getty Images Limited,
          Tony Stone Images/America, Inc., EyeWire Partners Company
          and HSBC Investment Bank plc
 10.12*   Supplement to Pledge Agreement, dated December 17, 1999, by
          Getty Images, Inc. in favor of HSBC Investment Bank plc
 10.13    Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited(11)
 10.14    Lease dated March 11, 1993 between Bantry Investments
          Limited and Tony Stone Associates Limited(11)
 10.15    Counterpart Lease dated March 11, 1993 between Bantry
          Investments Limited and Tony Stone Associates Limited(11)
 10.16    Lease dated October 23, 1990 between Bantry Investments
          Limited and Tony Stone Associates Limited(11)
 10.17    Lease dated February 14, 1997 between Martin Selig and
          PhotoDisc, Inc.(11)
 10.18    Consent to Sublease dated April 11, 1999 among Bedford
          Property Investors Inc., Adobe Systems Inc. and Getty
          Images, Inc.(12)
 10.19*   Lease dated July 27, 1999 between Bedford Property
          Investors, Inc. and Getty Images, Inc.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.20*   Lease dated November 30, 1999 between the Quadrant
          Corporation and Getty Images, Inc.
 10.21    Stockholders' Transaction Agreement, dated as of September
          15, 1997, among Getty Images, Inc., certain shareholders of
          PhotoDisc, Inc. and Mark Torrance, as representative of the shareholders(1)
 10.22    Restated Option Agreement among Getty Images, Inc., Getty
          Communications plc and Getty Investments L.L.C.(1)
 10.23    Stockholders' Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc.(1)
 10.24    Registration Rights Agreement among Getty Images, Inc., PDI,
          L.L.C. and Mark Torrance(1)
 10.25    Registration Rights Agreement among Getty Images, Inc. and
          Getty Investments L.L.C.(1)
 10.26    Restated Shareholders' Agreement among Getty Images, Inc.,
          Getty Investments L.L.C. and the Investors named therein(1)
 10.27    Registration Rights Agreement dated July 3, 1996 among Getty
          Communications plc, Simon Thornley, Brian Wolske, Lawrence
          Gould, Jonathan Klein and Mark Getty and Form of Amendment
          among Getty Images, Inc., Getty Communications plc, Lawrence
          Gould, Jonathan Klein and Mark Getty(1)
 10.28    Registration Rights Agreement dated July 3, 1996 among Getty
          Communications plc, Crediton Limited and October 1993 Trust
          and Form of Amendment among Getty Images, Inc., Getty
          Communications plc, Crediton Limited and October 1993
          Trust(1)
 10.29    Registration Rights Agreement dated July 3, 1996 among Getty
          Communications plc, Hambro European Ventures Limited, Hambro
          Group Investments Limited, RIT Capital Partners plc and Tony
          Stone and Form of Amendment among Getty Images, Inc., Getty
          Communications plc and The Schwartzberg Family L.P.(1)
 10.30    Registration Rights Agreement dated July 25, 1997 between
          Getty Communications plc and the Schwartzberg Family L.P.
          and Form of Amendment among Getty Images, Inc., Getty
          Communications plc and the Schwartzberg Family L.P.(1)
 10.31    Form of Registration Rights Agreement between Getty Images,
          Inc. and each of the individual stockholders of Art.com(2)
 10.32    Registration Rights Agreement, dated as of August 5, 1999, by and among Getty Images, Inc. and each of the former
          stockholders of EyeWire Partners, Inc.(3)
 10.33    Indemnity between Getty Images, Inc. and Getty Investments
          L.L.C., dated January 1998(1)
 10.34*   Indemnity between Getty Images, Inc. and Getty Investments
          L.L.C., dated November 22, 1999.
 10.35    Form of Indemnity among Getty Images, Inc., Getty
          Communications plc and each of Mark Getty, Mark Torrance,
          Jonathan Klein, Lawrence Gould, Andrew Garb, Manny
          Fernandez, Christopher Sporborg, Anthony Stone and James
          Bailey(1)
 21.1*    Subsidiaries of the Registrant
 24.1+    Powers of Attorney
 27.1*    Financial Data Schedule

---------------

* Filed herewith.

+ Included on signature page.

(1) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant.

(2) Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3) Incorporated by reference from the Exhibits to the Form S-3 Registration Statement of the Registrant, filed September 3, 1999.

(4) Incorporated by reference from the Exhibits to the Registrant's Form 8-K, dated September, 27 1999.

(5) Incorporated by reference from the Exhibits to the Registrant's Form 8-K, dated December 7, 1999.

(6) Incorporated by reference from the Exhibits to the Registrant's Form 8-K, dated November 10, 1998.

(7) Incorporated by reference from the Exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(8) Incorporated by reference from the Exhibit to the Registrant's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

(9) Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(10) Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(11) Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1999.