Form 10-Q
period 2000-03-31
GETTY IMAGES INC
filed 2000-05-15
CIK 1047202

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
    to such filing requirements for the past ninety days.   Yes  X   No
                                                                ---    ---

    As of April 28, 2000, there were 48,707,832 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                               GETTY IMAGES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE
                        THREE MONTHS ENDED MARCH 31, 2000


                                                                           PAGE
    PART I  - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements                     3
    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10
    Item 3.   Quantitative and Qualitative Disclosures about Market Risk     16

    PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings                                              17
    Item 2.   Changes in Securities and Use of Proceeds                      17
    Item 5.   Other Information                                              17
    Item 6.   Exhibits and Reports on Form 8-K                               17

                               GETTY IMAGES, INC.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                      THREE MONTHS ENDED
                                                               -----------------------------------
                                                               MARCH 31, 2000      MARCH 31, 1999
                                                               --------------       --------------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)

  Sales .................................................      $      104,825       $       52,150
  Cost of sales .........................................              30,518               13,841
                                                               --------------       --------------
  GROSS PROFIT ..........................................              74,307               38,309
                                                               --------------       --------------

  Selling, general and administrative expenses ..........              60,429               28,724
  Amortization of intangibles ...........................              25,035               10,224
  Depreciation ..........................................              10,202                4,606
  Integration and restructuring costs ...................               4,191                   --
                                                               --------------       --------------
                                                                       99,857               43,554
                                                               --------------       --------------

  LOSS FROM OPERATIONS ..................................             (25,550)              (5,245)
  Interest expense, net .................................              (1,082)                (811)
  Debt conversion expense ...............................              (6,689)                  --
  Exchange losses, net ..................................                (515)                (391)
  Other expense, net ....................................                 (19)                  --
                                                               --------------       --------------
  LOSS BEFORE INCOME TAXES ..............................             (33,855)              (6,447)
  Income tax expense/(benefit) ..........................              (1,134)               1,435
                                                               --------------       --------------
  LOSS BEFORE EXTRAORDINARY ITEM ........................             (32,721)              (7,882)
  Extraordinary item ....................................                 384                   --
                                                               --------------       --------------
  NET LOSS ..............................................      $      (32,337)      $       (7,882)
                                                               ==============       ==============

  Basic and diluted loss per share before
    extraordinary item ..................................      $        (0.69)      $        (0.26)
  Extraordinary item ....................................                 .01                   --
                                                               --------------       --------------
  Basic and diluted net loss per share ..................      $        (0.68)      $        (0.26)
                                                               ==============       ==============

   Shares used in computing basic and diluted
    loss per share ......................................          47,569,300           30,648,000
                                                               ==============       ==============



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET




                                                            MARCH 31, 2000     DECEMBER 31, 1999
                                                          ------------------   -----------------
                                                                       (IN THOUSANDS)
               ASSETS
  CURRENT ASSETS
  Cash and cash equivalents .............................      $    105,055       $    105,356
  Accounts receivable, net ..............................            86,735             64,742
  Prepaid expenses and other assets .....................            41,781             29,054
  Inventories, net ......................................             5,868              4,970
  Deferred tax assets ...................................             4,000              4,953
                                                               ------------       ------------

  TOTAL CURRENT ASSETS ..................................           243,439            209,075

  Property and equipment, net ...........................           109,979            104,193
  Intangible assets, net ................................           801,872            608,016
  Investments ...........................................             2,172              2,338
  Deferred tax assets ...................................            26,492             15,947
                                                               ------------       ------------

  TOTAL ASSETS ..........................................      $  1,183,954       $    939,569
                                                               ============       ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Bank overdraft ........................................      $      2,568       $         --
  Accounts payable ......................................            82,778             42,915
  Accrued expenses ......................................            25,142             42,329
  Income taxes payable ..................................             4,763              2,953
  Current portion of long-term debt .....................               787              3,879
                                                               ------------       ------------

  TOTAL CURRENT LIABILITIES .............................           116,038             92,076
  Long-term debt ........................................           283,800            101,802
                                                               ------------       ------------

  TOTAL LIABILITIES .....................................           399,838            193,878
                                                               ------------       ------------

  STOCKHOLDERS' EQUITY
  Common stock ..........................................               479                452
  Exchangeable preferred stock ..........................                15                 15
  Additional paid-in capital ............................           915,031            841,320
  Accumulated deficit ...................................          (128,429)           (96,092)
  Accumulated other comprehensive loss ..................            (2,980)                (4)
                                                               ------------       ------------

  TOTAL STOCKHOLDERS' EQUITY ............................           784,116            745,691
                                                               ------------       ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............      $  1,183,954       $    939,569
                                                               ============       ============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                              NO. OF
                                 NO. OF      SHARES OF                                                      ACCUMULATED
                                SHARES OF   EXCHANGEABLE            EXCHANGEABLE   ADDITIONAL                  OTHER
                                 COMMON      PREFERRED     COMMON    PREFERRED      PAID-IN    ACCUMULATED  COMPREHENSIVE
                                  STOCK        STOCK       STOCK       STOCK        CAPITAL      DEFICIT        LOSS        TOTAL
                                ---------   ------------   -------  ------------   ----------  -----------  -------------  --------

BALANCE AT DECEMBER 31, 1999     45,266        1,453       $  452       $   15      $ 841,320   $ (96,092)   $    (4)      $745,691

Exercise of stock options           504                         5                       6,398                                 6,403

Tax benefit related to stock
  options exercises                                                                     4,613                                 4,613

Shares issued on debt conversion  2,187                        21                      60,400                                60,421

Shares issued on acquisition of
  Subsidiary                         50                         1                       2,300                                 2,301

  Net loss                                                                                        (32,337)                  (32,337)
Foreign currency translation
    adjustments, net                                                                                       (2,976)         (2,976)
                                -------     --------       ------       ------      ---------   ---------   -------        --------
Balance at March 31, 2000        48,007        1,453       $  479       $   15      $ 915,031   $(128,429)  $(2,980)       $784,116
                                =======     ========       ======       ======      =========   =========   =======        ========



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   THREE MONTHS ENDED
                                                                           -------------------------------------
                                                                           MARCH 31, 2000        MARCH 31, 1999
                                                                           ---------------       ---------------

                                                                                       (IN THOUSANDS)

  CASH USED IN OPERATING ACTIVITIES .................................      $        (2,604)      $        (1,517)
                                                                           ---------------       ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES
        Business acquisitions, net of cash acquired .................             (220,716)                   --
        Purchase of property and equipment ..........................              (12,658)               (7,631)
        Other .......................................................                  369                    --
                                                                           ---------------       ---------------



  CASH USED IN INVESTING ACTIVITIES .................................             (233,005)               (7,631)
                                                                           ---------------       ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds of debt ............................................              250,000                    --
        Payment of debt issuance costs ..............................               (7,908)                   --
        Payments on principal balance of debt .......................               (2,650)                  (94)
        Proceeds from issuance of common stock ......................                6,338                   708
        Payments on debt conversion inducement ......................               (6,689)                   --
        Other .......................................................                  100                    --
                                                                           ---------------       ---------------

  CASH PROVIDED BY FINANCING ACTIVITIES .............................              239,191                   614
                                                                           ---------------       ---------------

  Net decrease in cash and cash equivalents
        .........................                                                     (301)               (8,534)
  Exchange rate differences arising from translation of foreign
    currency balances ...............................................               (3,883)                  633
  Cash and cash equivalents
  -- beginning of period ............................................              105,356                16,150
                                                                           ---------------       ---------------
  -- end of period ..................................................      $       105,055       $         8,249
                                                                           ===============       ===============

  Non-Cash Investing and Financing Activities:
    Conversion of convertible notes to common stock, net
      of debt issue costs ...........................................      $        60,421
    Acquisition of subsidiary for common stock ......................                2,300



    UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)


                                                               THREE MONTHS ENDED
                                                       -------------------------------------
                                                       MARCH 31, 2000         MARCH 31, 1999
                                                       ---------------       ---------------
                                                                  (IN THOUSANDS)

  Net loss ......................................      $       (32,337)      $        (7,882)
  Foreign currency translation adjustments,
    net of tax ..................................               (2,976)               (2,653)
                                                       ---------------       ---------------
  COMPREHENSIVE LOSS ............................      $       (35,313)      $       (10,535)
                                                       ===============       ===============



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Getty Images, Inc. and its consolidated subsidiaries (collectively, the "Company") presented herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and therefore, do not include all the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Annual Report"), that was filed with the Commission on March 30, 2000. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of the operations for the three months ended March 31, 2000 and 1999 may not be indicative of the results that may be expected or achieved for the full fiscal year.

The year end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted no later than the second fiscal quarter of fiscal 2000. We have reviewed the impact of this pronouncement and determined the impact to be immaterial.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include Getty Images, Inc. and its wholly owned subsidiaries from the date of acquisition. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates that effect the reported amounts of assets and liabilities in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include depreciation of property and equipment, amortization of intangibles, income tax liabilities, the valuation allowance against the deferred tax assets and the allowance for the doubtful accounts. Actual results could differ from those estimates.

INTANGIBLE ASSETS

Goodwill and other intangibles are amortized on a straight-line basis over their estimated lives of between 3 to 30 years. Goodwill represents the excess of purchase price and related costs over the fair value of the net assets of businesses acquired. The value of goodwill and other intangibles is reviewed annually in relation to the operating performance and future undiscounted cashflows of the underlying businesses, and a charge to the consolidated statement of operations is made where a permanent diminution in value is identified. Management believes that there has been no impairment in the value of goodwill and other intangible assets as reflected in the Company's consolidated financial statements as of March 31, 2000.

PROVISION FOR INCOME TAXES

The Company provides for income taxes on an interim basis using its estimated effective annual income tax rate. Excluding debt conversion expense and the amortization of intangibles, which are largely non-deductible for tax purposes, the Company provided for income taxes at an effective annual tax rate of 39.6% and 39.4% in 2000 and 1999, respectively.

NET LOSS PER SHARE

Basic and diluted loss per share for the three-month period ended March 31, 2000 is computed on the basis of 47,569,300 weighted average number of shares issued. Basic and diluted loss per share for the three-month period ended March 31, 1999 is computed on the basis of 30,648,000 weighted average number of shares issued. Options and convertible securities are excluded from the computation because of their antidilutive effect.


3.   INTEGRATION AND RESTRUCTURING CHARGES

In 1999, the Company approved and commenced a program to integrate all the Company's businesses into four divisions to serve its four major types of customers. As a result, incremental integration and restructuring charges were incurred.

Integration costs incurred in the three-month period ended March 31, 2000 in connection with the program, totalled $4.2 million. The costs were associated with the activities of teams responsible for integrating the various businesses of the Company for the benefit of future operations and included items such as consulting and professional fees and systems and process integration costs. Such costs have been expensed as incurred. Integration costs incurred during the three-month period ended March 31, 2000 were:

                                                    (IN THOUSANDS)
      Consulting and professional services ...         $   977
      Systems and process integration costs ..           2,573
      Contract terminations costs ............             641
                                                       -------
                                                       $ 4,191
                                                       =======

Restructuring costs accrued at December 31, 1999 have been utilized in the three-month period ended March 31, 2000, as follows:


                                                    BEGINNING                   ENDING
                                                    PROVISION     UTILIZED    PROVISION
                                                    ---------    ---------    ---------
                                                               (IN THOUSANDS)

      Property exit costs .................         $1,155          $   47      $1,108
      Employee termination costs ..........          1,311             182       1,129
      Contract termination costs ..........            466              --         466
                                                    ------          ------      ------

                                                    $2,932          $  229      $2,703
                                                    ======          ======      ======


The charge for employee termination costs in the three month period ended March 31, 2000, is analyzed as follows:


                                                                OPERATIONAL
                                                   MANAGEMENT      STAFF           TOTAL
                                                   ----------   ------------       -----
                                                           (DOLLARS IN THOUSANDS)
Employee termination costs                          $  107         $   75         $  182
                                                    ======         ======         ======
Number of employees                                      1              2              3
                                                    ======         ======         ======


The unutilized provision at March 31, 2000 related to property exit, employee termination, and contract termination costs will be substantially utilized during the remainder of 2000.

4.   FOREIGN CURRENCY TRANSLATION

Unrealized net exchange losses of $1,337,600 and $1,850,000 for the three-month periods ended March 31, 2000 and 1999, respectively, arose on the translation of certain intercompany foreign currency transactions deemed to be long-term in nature. There is no plan to settle these transactions in the foreseeable future. Consequently, they are reported in the same manner as foreign currency translation adjustments in accumulated other comprehensive loss in accordance with SFAS 52 "Foreign Currency Translation."

5.   SEGMENT INFORMATION

Getty Images operates in one business segment and all material intercompany transactions are eliminated in consolidation.

6.   EXTRAORDINARY ITEM

In January of 2000, the Company retired $3.3 million of debt of a subsidiary at a discount prior to maturity. This resulted in a gain of $384,000, net of income taxes of $251,000.

7.   NOTES PAYABLE AND LONG-TERM DEBT

CONVERSION OF NOTES INTO COMMON SHARES

In March of 2000, the Company induced the voluntary redemption of $75 million in outstanding 4.75% convertible subordinated notes due in 2003. Holders of $62.3 million principal amount of the notes converted their notes into 2,187,034 shares of the Company's common stock.

Associated with the redemption, the Company paid the noteholders a cash premium of approximately $6.7 million. This premium is included in the statement of operations as debt conversion expenses. The carrying value of the debt, net of issuance costs of $1.9 million, was credited to common stock and additional paid in capital.

ISSUANCE OF 5% CONVERTIBLE SUBORDINATED NOTES

On March 13, 2000, the Company issued $250 million of 5% convertible subordinated notes due March 15, 2007. These notes are subordinated to senior indebtedness of the Company and to all debt and liabilities, including trade payables and lease obligations, if any, of the Company's subsidiaries. The 5% notes rank pari passu in right of payment to the 4.75% notes that were not converted into common stock. Interest is payable on March 15 and September 15, beginning on September 15, 2000.

The Notes are convertible into common stock at $61.08 per share. The Company may redeem the notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006.

A substantial portion of the proceeds of the notes was used to fund the acquisition of VCG.

8.   ACQUISITIONS

On March 22, 2000, the Company acquired Visual Communications Group Holdings, Ltd., VCG Holdings LLC, and Definitive Stock, Inc. from their parent, Visual Communications Group (VCG) B.V. (a subsidiary of United News Media PLC); and VCG Deutschland GmbH from its parent United News & Media Plc (collectively "VCG") for $204.7 million and the assumption and payment of $18.7 million of debt. An additional $3.5 million of costs were incurred and included in the purchase price.

The purchase was funded principally through the issuance of $250 million of 5% convertible subordinated notes due in 2007. The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations since the date of acquisition have been included with those of the Company.

On January 31, 2000, the Company issued an aggregate of 49,565 shares of its common stock in exchange for all of the issued and outstanding capital stock of i/us Corporation, an Ontario corporation. The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations since the date of acquisition have been included with those of the company.

Goodwill of $201 million arising from these acquisitions will be amortized over ten years.

Certain of the information related to the acquisitions is based upon preliminary data and is subject to change.

The following unaudited pro forma information shows the results of the Company for the three-month periods ended March 31, 2000 and March 31, 1999, respectively, on the basis that the VCG acquisition had taken place at the beginning of each of the periods presented. The pro forma information includes adjustments related to the financing of the acquisitions, including the issuance of $250 million of the 5% convertible subordinated notes, the effect of amortizing goodwill and other intangible assets acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only, and do not purport to indicate the results of operations which would have actually occurred had the combinations been in effect on the dates indicated or which may occur in the future.


                                            (UNAUDITED)
                                    THREE MONTHS ENDED MARCH 31,
                                   -------------------------------
                                      2000                 1999
                                   ---------             ---------
                                        (IN THOUSANDS EXCEPT
                                      SHARE AND PER SHARE DATA)

Sales                              $ 124,931             $  74,055
Loss before extraordinary item       (35,143)              (13,001)
Extraordinary item, net of tax           384
Net Loss                             (34,759)              (13,001)

Basic and diluted loss per share
 before extraordinary item         $   (0.74)            $   (0.42)
Extraordinary item per share             .01                    --
Basic and diluted net loss
 per share                         $   (0.73)            $   (0.42)

Shares used in computing basic
 and diluted loss per share       47,569,300            30,648,000


9.   SUBSEQUENT EVENTS

Effective May 12, 2000, Christopher Roling resigned as our Senior Vice President of Finance, Chief Financial Officer and Secretary. Effective May 13, 2000, Steve Cristallo, the Company's current Vice President of Group Tax, will serve as the Company's acting Chief Financial Officer until a permanent replacement for Mr. Roling is hired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, AND OTHER FINANCIAL INFORMATION CONTAINED ELSEWHERE IN THIS REPORT ON FORM 10-Q. IN THE FOLLOWING DISCUSSION, REFERENCES TO THE "COMPANY" "WE", "US" AND "OUR" ARE TO GETTY IMAGES, INC. ALL FINANCIAL DATA REFERRED TO IN THE FOLLOWING DISCUSSION HAS BEEN PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (U.S.
GAAP).

IN ADDITION TO HISTORICAL INFORMATION, THE DISCUSSION IN THIS SECTION MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS, OPERATING RESULTS, TRENDS IN SALES, GROSS PROFIT, OPERATING EXPENSES, EFFECTIVE TAX RATES, ANTICIPATED EXPENSES, LIQUIDITY AND CAPITAL RESOURCES, AND THE EFFECT OF FOREIGN CURRENCY HEDGING TRANSACTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THESE FORWARD-LOOKING STATEMENTS DUE TO FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "ITEM 1 BUSINESS - G. FACTORS THAT MAY AFFECT THE BUSINESS" IN OUR FORM 10-K.


OVERVIEW

Founded in March 1995 as Getty Communications plc, Getty Images, Inc. is a leading global visual content provider, offering imagery and related products over the Internet and through a diverse set of distribution channels and media including digital downloads, CD ROMs, demonstration reels and catalogs. We estimate we control over 70 million still images and more than 30,000 hours of film footage. We own or control visual content across major categories of the industry. Through our e-commerce enabled websites and our international network of company-operated offices, as well as agents, distributors and affiliates in 51 countries, we provide both businesses and consumers with effective access to image and footage products.

Our visual content product brands are organized into the following divisions to serve our four major types of customers:

   - Creative Professional Division ("gettyone"). Stone and PhotoDisc, leaders in licensed and royalty-free contemporary stock photography; The Image Bank, a leading global provider of contemporary stock photography and film footage; Visual Communications Group, a leading global provider of stock photography with several specialty image collections; and Energy Film Library, a leading provider of stock film footage.

   - Press and Editorial Division ("gettysource"). Allsport, a leading global provider of sports imagery; Liaison Agency, a leading North American news and feature agency; Hulton Getty, one of the world's largest commercially available collections of European archival photography; Archive, one of the world's largest commercially available collections of North American archival photography; Online USA, a leading provider of celebrity news and event photography over the Internet; and Newsmakers, a provider of digital images to the press and editorial market.

   - Business User Division ("gettyworks"). EyeWire, a leading provider of royalty-free imagery, footage, audio, typefaces, illustration, clip art, and other design products to business and small office/home office (SOHO) users; and i/us, a provider of specialty graphics and publishing tools to website developers, designers and graphics users.

   - Consumer Division. Art.com, a leading destination for framed and unframed art and art-related supplies for consumers on the Internet; and American Royal Arts, a leading provider of animation art.

Our sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Sales generally consist of a large number of relatively small transactions involving the sale or licensing of single images, video and film clips or CD ROM products containing between 100 and 300 images. We use a variety of distribution platforms, including digital distribution via the Internet and CD ROMs as well as analog distribution of 35mm film, video and analog transparencies. Price is generally determined by resolution size and the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups. We also generate sales from subscription or bulk purchase deals where customers are provided access to imagery online. In the case of our consumer business, we principally sell framed and unframed art products to consumers over the Internet with payment typically made by credit card.

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

We amortize goodwill and depreciate the cost of the investment in duplicate transparencies, digital files, archival picture collections, computer systems and other property and equipment over their expected useful lives. The acquisitions of Art.com in May 1999, EyeWire in August 1999, American Royal Arts in October 1999 and The Image Bank in November 1999 generated $348.1 million in goodwill and other intangibles, and the acquisition of Visual Communications Group in March 2000 generated $197.6 million in goodwill and other intangibles. Goodwill and other intangibles arising on the acquisitions of The Image Bank and Visual Communications Group is currently based upon initial estimates of the fair value of the assets and liabilities of those companies. Our collective acquisitions will result in a substantial charge to be amortized against our earnings in future periods. We are amortizing goodwill relating to recent acquisitions over the following periods: three years for Art.com goodwill; seven years for EyeWire goodwill; five years for American Royal Arts goodwill; and ten years for both The Image Bank and Visual Communications Group goodwill. We amortize other intangibles over one to four years.

As a result of our acquisitions and their financial and goodwill accounting effects on net income, we believe that EBITDA provides stockholders, investors and analysts with an appropriate measure of our operating performance. We define EBITDA as earnings before interest, debt conversion expense, taxes, exchange gains/(losses), depreciation, amortization, integration and restructuring costs, extraordinary items and other income/expenses. EBITDA should not be considered as an alternative to operating income as defined by generally accepted accounting principles, as an indication of our operating performance, or to cash flows as a measure of our liquidity.

During 1999, we approved and commenced a program to integrate all our businesses into four divisions to serve our four major customer segments. During the first quarter of 2000, we incurred integration costs of $4.2 million associated with the continuation of our program to integrate our businesses into these four customer facing divisions as well as additional costs associated with the integration of The Image Bank. The charges included severance costs, consulting and professional fees, and systems and process integration costs. We expect further integration costs to be incurred for these activities as well as the integration of Visual Communication Group into the Company.



UNAUDITED RESULTS OF OPERATIONS


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                 2000       % of sales          1999       % of sales
                                                              ----------    ----------        ----------   -----------
  Income statement data:
  Sales ................................................      $  104,825         100.0%       $   52,150         100.0%
  Gross profit .........................................          74,307          70.9            38,309          73.5
  Selling, general and administrative expenses .........         (60,429)        (57.6)          (28,724)        (55.1)
  Amortization of intangibles and depreciation .........         (35,237)        (33.6)          (14,830)        (28.4)
  Integration and restructuring costs ..................          (4,191)         (4.0)               --            --
  Operating loss .......................................         (25,550)        (24.4)           (5,245)        (10.1)
  Interest expense, net ................................          (1,082)         (1.0)             (811)         (1.6)
  Debt conversion expense ..............................          (6,689)         (6.4)               --            --
  Exchange losses, net .................................            (515)         (0.5)             (391)         (0.7)
  Other expenses, net ..................................             (19)           --                --            --
  Income tax (expense)/benefit .........................           1,134           1.1            (1,435)         (2.8)
  Extraordinary item, net of tax .......................             384           0.4                --            --
  Net loss .............................................         (32,337)        (30.8)           (7,882)        (15.1)

  Operating data:
  EBITDA(1) ............................................      $   13,878          13.2%       $    9,585          18.4%
                                                              ----------    ----------        ----------   -----------

 (1) "EBITDA" is defined as earnings before interest, debt conversion expense, income taxes, exchange gains and losses, depreciation, amortization, integration and restructuring costs, extraordinary items, and other income and expenses. EBITDA should not be considered as an alternative to operating income as defined by generally accepted accounting principles, as an indicator of our operating performance or to cash flows as a measure of our liquidity.


SALES

Our total sales increased from $52.2 million in the three months ended March 31, 1999 to $104.8 million in the three months ended March 31, 2000, an increase of 101%. This increase was largely attributable to the continued growth of our base businesses, consisting of those businesses acquired prior to January 1, 1999, (we acquired Art.com in May 1999, EyeWire in August 1999, The Image Bank in November 1999 and Visual Communications Group in March 2000), growth in e-commerce sales and the inclusion of the acquisitions.

We experienced an increase in the rate of demand for both analog and digital, search, selection and fulfillment of imagery during the first quarter of 2000. E-commerce sales more than tripled from $10.3 million, or 19.8% of sales, in the first quarter of 1999, to $31.5 million, or 30.0% of sales in the first quarter of 2000 (37.8% of sales excluding The Image Bank and Visual Communications Group, which are, at this time, almost entirely analog). These increases were due principally to the growth in e-commerce sales at Allsport, Photodisc, and Tony Stone Images, particularly in North America. The inclusion of Art.com's and EyeWire's e-commerce sales since their acquisition in 1999 also contributed to the increase.

GROSS PROFIT

Gross profit as a percentage of sales, or gross margin, decreased from 73.5% in the first quarter of 1999, to 70.9% in the first quarter of 2000. The margin decrease was primarily attributable to lower margins in the Consumer Channel, consisting of Art.com and American Royal Arts. Due to the manufacturing nature of Art.com's supply chain and the fact that a significant amount of product is being sourced from third parties, gross margins in Art.com of 35% to 50% are lower than the company average. In addition, the acquisitions of The Image Bank and Visual Communications Group also slightly diluted our first quarter gross margin as these businesses also have lower margins than our overall base business given the analog nature of their business models presently.

Base business gross margin for the first quarter of 2000, excluding all 1999 acquisitions, was 74.5 percent compared with 73.5 percent margin achieved in the first quarter of 1999. The drivers of this margin improvement include the increasing sales mix shift to e-commerce and a favorable sales mix.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $28.7 million and $60.4 million in the first quarter of 1999 and the first quarter of 2000, respectively, representing 55.1% and 57.6% of sales in the respective quarters. The principal factors contributing to increases in the dollar amounts of selling, general and administrative expenses during the first quarter of 2000 over the first quarter of 1999 were the inclusion of acquisitions in our consolidated financial results, continued and accelerated investment in advertising and marketing costs, particularly in Art.com, and our new websites, as well as increased investment in management.

We are committed to managing selling, general and administrative expenses as we further integrate and consolidate our businesses, and implement new integrated and standardized business systems. As customers increasingly move towards digital image search, retrieval and payment, we plan to streamline our support operations. We are also consolidating our offices and other premises throughout the world as part of the reorganization of our businesses into four divisions and the integration of our recent acquisitions.


AMORTIZATION OF INTANGIBLES AND DEPRECIATION

Amortization of intangibles increased from $10.2 million in the three months ended March 31, 1999 to $25.0 million in the three months ended March 31, 2000, an increase of 145%. This increase was attributable to increased goodwill and other intangibles that arose primarily from the acquisitions of Art.com in May 1999, EyeWire in August 1999, The Image Bank in November 1999 and Visual Communications Group in March 2000.

Depreciation increased from $4.6 million in the three months ended March 31, 1999 to $10.2 million in the three months ended March 31, 2000, an increase of 121%. This increase primarily arose from acquisitions together with increased investment in capital expenditure related to the continued development of our e-commerce strategy. We expect depreciation to continue to increase as a result of this increased investment.


INTEGRATION AND RESTRUCTURING COSTS

During the quarter ended March 31, 2000 we continued a program to integrate all our businesses into four divisions to serve our four major customer segments. In the quarter ended March 31, 2000, we also commenced a program to integrate The Image Bank into gettyone, our creative professional division, and Archive into gettysource. The total integration charges in the quarter ended March 31, 2000 were $4.2 million. The charges included severance costs, consulting and professional fees, systems and process integration costs, and costs associated with terminations.

Integration costs of $4.2 million were associated with the activities of teams responsible for integrating our businesses and included items such as consulting and professional fees, and systems and process integration costs. Integration costs were expensed as incurred.

NET EXCHANGE LOSSES

Our operating results are affected by exchange rate fluctuations to the extent that we have receivables or payables that are denominated in a currency other than the local currency. Exchange gains or losses arising on the translation of these balances into local currency or on the settlement of these transactions are recognized in our income statement.

Our policy is to hedge a substantial majority of our contracted net receivables and payables using a combination of forward foreign exchange contracts and foreign currency term loans. Net exchange losses were $391,000 and $515,000 in the three months ended March 31, 1999 and March 31, 2000, respectively.

INCOME TAXES

Our income tax provision for the three months ended March 31, 1999 was $1.4 million compared with a $1.1 million tax benefit for the three months ended March 31, 2000. Excluding the effect of debt conversion expense and the amortization of intangibles, which are largely non deductible for tax purposes, we had an effective tax rate of 38.0% in the three months ended March 31, 1999, as compared to 39.6% in the three months ended March 31, 2000.

Changes in the effective rate of tax are due to variations in the profit mix and tax rates in the countries and states in which we operate.

EBITDA

EBITDA increased from $9.6 million in the three months ended March 31, 1999 to $13.9 million in the three months ended March 31, 2000, representing an increase of 44.8%. In our business-to-business operations we generated EBITDA of $9.6 million in the first quarter of 1999, as compared to $17.2 million in the first quarter of 2000, an increase of 79.2%. Continued investment in Art.com resulted in an EBITDA loss in the Consumer Channel of $3.3 million in the first quarter of 2000. EBITDA as a percentage of sales decreased from 18.4% in the first quarter of 1999 to 13.2% in the first quarter of 2000. This decrease in EBITDA margin was attributable primarily to the losses in our Consumer Channel. The growth in overall EBITDA was primarily attributable to incremental EBITDA from our acquired businesses as well as gross margin improvement in our base business. Our EBITDA in the first quarter of 2000, excluding Art.com, was positively impacted by our overall growth, including growth through acquisitions, the growth in e-commerce sales, the increasing sales mix of wholly-owned imagery, as well as improvements in operating efficiencies. EBITDA as a percentage of sales increased from 11.8% in the fourth quarter of 1999 to 13.2% in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES


                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                             2000              1999
                                                             ----              ----
                                                                 (in thousands)
  Net cash provided by/(used in):
  Operating activities ..............................      $  (2,604)      $  (1,517)
  Investing activities ..............................       (233,005)         (7,631)
  Financing activities ..............................        239,191             614
  Exchange differences ..............................         (3,883)            633
                                                           ---------       ---------
  Net decrease in cash and cash
    Equivalents .....................................      $    (301)      $  (7,901)
                                                           =========       =========


Our cash resources decreased by $7.9 million in the quarter ended March 31, 1999 and by $0.3 million in the quarter ended March 31, 2000.

Net cash used in operating activities amounted to $1.5 million in the quarter ended March 31, 1999, and $2.6 million in the quarter ended March 31, 2000. The increased outflow was primarily due to increased spending on marketing and advertising, particularly at Art.com, as well as payments of integration and restructuring costs in the quarter ended March 31, 2000.

Net cash used in investing activities was $7.6 million in the quarter ended March 31, 1999, and $233.0 million in the quarter ended March 31, 2000. In the quarter ended March 31, 2000, we acquired Visual Communications Group and i/us Corporation for $223.6 million, net of cash acquired. In the quarter ended March 31, 1999, we also invested $7.6 million in property and equipment, compared to $12.7 million in the quarter ended March 31, 2000.

Net cash provided by financing activities in the quarter ended March 31, 1999 was $614,000, comprised principally of cash from the exercise of stock options, as compared to $239.2 million in the quarter ended March 31, 2000. The principal financing activities undertaken in the quarter ended March 31, 2000 included inducing early conversion of $62.3 million of our $75 million 4.75% convertible subordinated notes due 2003 by paying a premium of $6.7 million, the repayment of $2.7 million of debt, the raising of $242.1 million in net proceeds from our $250 million 5% convertible subordinated notes due 2007, and the receipt of $6.3 million from the exercise of stock options.

At March 31, 2000, we had outstanding long term debt of $283.8 million, and $105.0 million of cash and cash equivalents.

As well as organic growth, we continue to seek opportunities to grow by acquisition. Accordingly, we may be required, or we may elect, to raise additional funds in addition to using cash from operating activities and existing cash balances.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. We are required to adopt SFAS No. 133 in the first quarter of 2001. We do not believe that the new standard will have a material impact on our financial results.

In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted no later than the second fiscal quarter of fiscal 2000. We have reviewed the impact of this pronouncement and determined the impact to be immaterial.


YEAR 2000 IMPACT

We have not experienced any problems with our computer systems relating to such systems being unable to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our customers or suppliers. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruption as a result of any year 2000 issues.


SUBSEQUENT EVENT

Effective May 12, 2000, Christopher Roling resigned as our Senior Vice President of Finance, Chief Financial Officer and Secretary. Effective May 13, 2000, Steve Cristallo, the Company's current Vice President of Group Tax, will serve as the Company's acting Chief Financial Officer until a permanent replacement for Mr. Roling is hired.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                         MATURITIES                               FAIR VALUE
                                          MARCH 31,
DEBT                           2000         2003        2007          TOTAL          2000
                                           (IN THOUSANDS EXCEPT PERCENTAGES)

Fixed rate (USD)                         $ 12,653    $ 250,000      $ 262,653     $ 219,099
Average interest rate                        4.75%        5.00%          4.99%         4.99%

Variable rate (USD)         $ 30,000                                $  30,000     $  30,000
Average interest rate           8.65%                                    8.65%         8.65%

Other borrowings            $  2,568                                $   2,568     $   2,568
Average interest rate           7.50%                                    7.50%         7.50%

Foreign Currency Risk

We conduct our business primarily in the United States and the United Kingdom and, therefore, our cashflows are primarily denominated in US dollars and pounds sterling. We are exposed to foreign exchange risk related to foreign currency denominated liabilities and cash. The introduction of the euro does not significantly affect our foreign exchange exposure.

We normally enter into forward foreign currency exchange contracts to hedge our contracted net receivables denominated in foreign currencies. Our functional currency is the U.S. dollar. Forward foreign currency contracts typically have a term of less than six months. There were no open forward foreign currency exchange contracts at March 31, 2000.

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

                                     PART II
                                OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

In connection with the lawsuit filed by Chanelle Desautels on September 14, 1999 against EyeWire and various other defendants, Superstock, Inc. has agreed to fully indemnify us for all damages, fees and costs that EyeWire may incur as a result of the suit.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 31, 2000, we issued an aggregate of 49,565 shares of common stock in exchange for all of the issued and outstanding capital stock of i/us Corporation, an Ontario corporation.

On March 13, 2000, we completed the issuance of $250 million of 5% subordinated convertible notes due on March 15, 2007. The conversion price of these notes is $61.08 per share. We may redeem the notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices.

                            ITEM 5. OTHER INFORMATION

On April 5, 2000, we entered into an asset purchase agreement with Mary Louise Harris to purchase all of the assets of TIB Northwest, Inc., a licensee of The Image Bank, Inc., for approximately $1.1 million.

Effective May 12, 2000, Christopher Roling resigned as our Senior Vice President of Finance, Chief Financial Officer and Secretary. Effective May 13, 2000, Steve Cristallo, the Company's current Vice President of Group Tax, will serve as the Company's acting Chief Financial Officer until a permanent replacement for Mr. Roling is hired.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Reference is made to the Index of Exhibits beginning on page 17 for a list of all exhibits filed as part of this report.

REPORTS FILED ON FORM 8-K

On March 2, 2000, the Company filed a Current Report on Form 8-K relating to the execution of its agreement to acquire VCG Holdings LLC, Definitive Stock, Inc., Visual Communications Group Holdings Limited and VCG Deutschland GmbH for an aggregate purchase price of approximately $220 million.

                               GETTY IMAGES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                INDEX TO EXHIBITS


   EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT
   --------------                   ----------------------


         2.1*     Stock Purchase Agreement, dated as of March 21, 2000, among
                  Getty Images, Getty Communications Limited, Visual
                  Communications Group B.V., United Business Information B.V.
                  and United News & Media Plc

         3.1      Amended and Restated Certificate of Incorporation of Getty
                  Images (1)

         3.2 Certificate of Amendment to the Certificate of Incorporation of Getty Images (2)

         3.3      Bylaws of Getty Images (1)

         4.1*     Indenture relating to the Company's 5.0% Subordinated
                  Convertible Notes due 2007, dated


   EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT
   --------------                   ----------------------

                  March 13, 2000, between Getty Images and The Bank of New York

         10.1* Registration Rights Agreement, dated as of March 13, 2000, among Getty Images, Morgan Stanley & Co., Inc., Deutsche Bank
                  Securities, Inc., SG Cowen Securities Corp. and Hambrecht &
                  Quist, LLC.

         10.2* Employment Agreement between the Company and Brock Bohonos, dated March 16, 2000.

         10.3*    Amendment to Employment Agreement between the Company and
                  Jonathan Klein, dated April 1, 2000.

         10.4*    Amendment to Employment Agreement between the Company and
                  A.D. "Bud" Albers, dated April 1, 2000.

         10.5* Employment Agreement between the Company and William O'Neill, dated April 3, 2000.

         10.6*    Amendment to Employment Agreement between the Company and
                  Christopher Roling, dated February 1, 2000.

         10.7* Separation Agreement between the Company and Bradley Zumwalt, dated March 30, 2000.

         10.8*    Lease dated March 31, 2000 between Tri-Energy Productions,
                  Inc. and CST Water Garden II, LLC.

         10.9*    Lease dated April 1, 2000 between PhotoDisc, Inc. and The
                  Rector, Church-Wardens and Vestrymen of Trinity Church in the
                  City of New York.

         10.10*   Lease dated August 9, 1990 between F.P.G. International, Inc.
                  and 24-32 Union Square East Associates Limited Partnership.

         10.11*   Amendment of Lease dated October 17, 1994 between F.P.G.
                  International, Inc. and Estate of S. Klein.

         10.12*   Second Amendment of Lease dated June 1, 1995 between F.P.G.
                  International, Inc. and Estate of S. Klein.

         10.13*   Lease dated December 13, 1993 between Visual Communications
                  Limited and Carroll Development Corporation Limited.

         10.14*   Lease between Visual Communications Limited and Innovation
                  Land & Estates Limited.

         27.1*    Financial Data Schedule


-----------------
*  Filed herewith.

(1) Incorporated by reference from the Exhibits to the Registrant's Form S-4 Registration Statement, No. 333-38777.

(2) Incorporated by reference from the Exhibits to the Registrant's Form 8-K, dated November 10, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

Date: May 15, 2000                 By: /s/ Steve Cristallo
                                       --------------------------
                                   Name:  Steve Cristallo
                                   Title: Chief Financial Officer