Form 10-Q
period 2000-06-30
GETTY IMAGES INC
filed 2000-08-14
CIK 1047202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

        /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

As of August 2, 2000 there were 49,740,673 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                               GETTY IMAGES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE
                         SIX MONTHS ENDED JUNE 30, 2000

                                                                            PAGE
    PART I  - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements                     3
    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            12
    Item 3.   Quantitative and Qualitative Disclosures about Market Risk     17

    PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings                                              18
    Item 2.   Changes in Securities and Use of Proceeds                      18
    Item 5.   Other Information                                              18
    Item 6.   Exhibits and Reports on Form 8-K                               18

                               GETTY IMAGES, INC.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                             THREE MONTHS ENDED
                                                       --------------------------------
                                                       JUNE 30, 2000      JUNE 30, 1999
                                                       -------------      -------------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales ...........................................        $ 123,647         $  54,957
Cost of sales ...................................           37,088            14,764
                                                         ---------         ---------
GROSS PROFIT ....................................           86,559            40,193
                                                         ---------         ---------

Selling, general and administrative expenses ....           64,140            32,072
Amortization of intangibles .....................           31,412            16,797
Depreciation ....................................           12,289             5,455
Integration and restructuring costs .............            4,559                --
                                                         ---------         ---------
                                                           112,400            54,324
                                                         ---------         ---------

LOSS FROM OPERATIONS ............................          (25,841)          (14,131)
Interest expense, net ...........................           (3,433)             (962)
Exchange gains/(losses), net ....................             (257)               20
Other income, net ...............................                7                --
                                                         ---------         ---------
LOSS BEFORE INCOME TAXES ........................          (29,524)          (15,073)
Income tax expense ..............................              750               733
                                                         ---------         ---------
NET LOSS ........................................        $ (30,274)        $ (15,806)
                                                         =========         =========

Basic and diluted net loss per share ............        $   (0.61)        $   (0.47)
                                                         =========         =========

Shares used in computing basic and diluted
  net loss per share ............................           49,674            33,603
                                                         =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                   SIX MONTHS ENDED
                                                           --------------------------------
                                                           JUNE 30, 2000      JUNE 30, 1999
                                                           -------------      -------------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales ................................................        $ 228,472         $ 107,107
Cost of sales ........................................           67,606            28,605
                                                              ---------         ---------
GROSS PROFIT .........................................          160,866            78,502
                                                              ---------         ---------

Selling, general and administrative expenses .........          124,569            60,796
Amortization of intangibles ..........................           56,447            27,021
Depreciation .........................................           22,491            10,061
Integration and restructuring costs ..................            8,749                --
                                                              ---------         ---------
                                                                212,256            97,878
                                                              ---------         ---------

LOSS FROM OPERATIONS .................................          (51,390)          (19,376)
Interest expense, net ................................           (4,515)           (1,773)
Debt conversion expense ..............................           (6,689)               --
Exchange losses, net .................................             (772)             (371)
Other expense, net ...................................              (14)               --
                                                              ---------         ---------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ......          (63,380)          (21,520)
Income tax expense/(benefit) .........................             (384)            2,168
                                                              ---------         ---------
LOSS BEFORE EXTRAORDINARY ITEM .......................          (62,996)          (23,688)
Extraordinary item ...................................              384                --
                                                              ---------         ---------
NET LOSS .............................................        $ (62,612)        $ (23,688)
                                                              =========         =========

Basic and diluted loss per share before
  extraordinary item .................................        $   (1.30)        $   (0.74)
Extraordinary item ...................................              .01                --
                                                              ---------         ---------
Net loss per share ...................................        $   (1.29)        $   (0.74)
                                                              =========         =========

Shares used in computing basic and diluted
  loss per share .....................................           48,615            32,134
                                                              =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                                    JUNE 30, 2000     DECEMBER 31, 1999
                                                    -------------     -----------------
                                                           (IN THOUSANDS)
         ASSETS

CURRENT ASSETS
Cash and cash equivalents ........................   $    86,046         $   105,356
Accounts receivable, net .........................        90,214              64,742
Prepaid expenses and other assets ................        41,957              29,054
Inventories, net .................................         8,365               4,970
Deferred tax assets ..............................         4,000               4,953
                                                     -----------         -----------

TOTAL CURRENT ASSETS .............................       230,582             209,075

Property and equipment, net ......................       127,926             104,193
Intangible assets, net ...........................       791,499             608,016
Investments ......................................         2,105               2,338
Deferred tax assets ..............................        34,884              15,947
                                                     -----------         -----------

TOTAL ASSETS .....................................   $ 1,186,996         $   939,569
                                                     ===========         ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable .................................   $    73,249         $    42,915
Accrued expenses .................................        58,365              42,329
Income taxes payable .............................         8,387               2,953
Current portion of long-term debt ................           768               3,879
                                                     -----------         -----------

TOTAL CURRENT LIABILITIES ........................       140,769              92,076
Long-term debt ...................................       283,668             101,802
                                                     -----------         -----------

TOTAL LIABILITIES ................................       424,437             193,878
                                                     -----------         -----------

STOCKHOLDERS' EQUITY
Common stock .....................................           486                 452
Exchangeable preferred stock .....................            15                  15
Additional paid-in capital .......................       926,690             841,320
Accumulated deficit ..............................      (158,704)            (96,092)
Accumulated other comprehensive loss .............        (5,928)                 (4)
                                                     -----------         -----------

TOTAL STOCKHOLDERS' EQUITY .......................       762,559             745,691
                                                     -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 1,186,996         $   939,569
                                                     ===========         ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  NO. OF
                                                NO. OF           SHARES OF
                                               SHARES OF       EXCHANGEABLE
                                                COMMON           PREFERRED
                                                 STOCK             STOCK                         EXCHANGEABLE        ADDITIONAL
                                                $ 0.01            WITHOUT         COMMON           PREFERRED          PAID-IN
                                               PAR VALUE         PAR VALUE         STOCK             STOCK            CAPITAL
                                               ---------       ------------      ---------       ------------        ----------
                                                                                                              (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999 ........           45,266             1,453         $     452         $      15         $ 841,320

Exercise of stock options ...........            1,055                                  11                              10,946

Tax benefit related to stock
  option exercises ..................                                                                                    8,740

Shares issued on debt conversion ....            2,188                                  21                              60,400

Shares issued on acquisitions of
  subsidiaries ......................              131                                   2                               4,849

Shares issued for acquisition of
  film library ......................               12                                                                     435

Net loss ............................

Foreign currency translation
  adjustments, net of deferred
  tax credit of $904 ................
                                             ---------         ---------         ---------         ---------         ---------
Balance at June 30, 2000 ............           48,652             1,453         $     486         $      15         $ 926,690
                                             =========         =========         =========         =========         =========



                                                                  ACCUMULATED
                                                                     OTHER
                                                ACCUMULATED      COMPREHENSIVE
                                                  DEFICIT             LOSS               TOTAL
                                                -----------      -------------         ---------

BALANCE AT DECEMBER 31, 1999 ........            $ (96,092)         $      (4)         $ 745,691

Exercise of stock options ...........                                                     10,957

Tax benefit related to stock
  option exercises ..................                                                      8,740

Shares issued on debt conversion ....                                                     60,421

Shares issued on acquisitions of
  subsidiaries ......................                                                      4,851

Shares issued for acquisition of
  film library ......................                                                        435

Net loss ............................              (62,612)                              (62,612)

Foreign currency translation
  adjustments, net of deferred
  tax credit of $904 ................                                  (5,924)            (5,924)
                                                 ---------          ---------          ---------
Balance at June 30, 2000 ............            $(158,704)         $  (5,928)         $ 762,559
                                                 =========          =========          =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               SIX MONTHS ENDED
                                                                        -------------------------------
                                                                        JUNE 30, 2000     JUNE 30, 1999
                                                                        -------------     -------------
                                                                                (IN THOUSANDS)
CASH PROVIDED BY OPERATING ACTIVITIES ............................        $  14,534         $   2,689
                                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Business acquisitions, net of cash acquired ................         (227,321)              429
      Purchase of property and equipment .........................          (40,331)          (17,884)
      Cash paid for security deposit on lease ....................           (2,139)               --
      Other ......................................................              376                --
                                                                          ---------         ---------

CASH USED IN INVESTING ACTIVITIES ................................         (269,415)          (17,455)
                                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds of debt ...........................................          250,000            15,000
      Payment of debt issuance costs .............................           (8,359)               --
      Payments on principal balance of debt ......................           (2,750)              111
      Proceeds from issuance of common stock .....................           11,031             1,276
      Payments on debt conversion inducement .....................           (6,689)               --
      Other ......................................................             (477)               --
                                                                          ---------         ---------

CASH PROVIDED BY FINANCING ACTIVITIES ............................          242,756            16,387
                                                                          ---------         ---------

Net increase/(decrease) in cash and cash equivalents .............          (12,125)            1,621
Exchange rate differences arising from translation of foreign
  currency balances ..............................................           (7,185)           (3,377)
Cash and cash equivalents
-- beginning of period ...........................................          105,356            16,150
                                                                          ---------         ---------
-- end of period .................................................        $  86,046         $  14,394
                                                                          =========         =========

Non-Cash Investing and Financing Activities:
  Conversion of convertible notes to common stock, net
    of debt issue costs ..........................................        $  60,421                --
  Acquisitions of subsidiaries for common stock ..................        $   4,851                --


        UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS


                                                           SIX MONTHS ENDED
                                                    ------------------------------
                                                    JUNE 30, 2000    JUNE 30, 1999
                                                    -------------    -------------
                                                           (IN THOUSANDS)
Net loss .....................................        $(62,612)        $(23,688)
Foreign currency translation adjustments,
  net of tax .................................          (5,924)          (6,161)
                                                      --------         --------
COMPREHENSIVE LOSS ...........................        $(68,536)        $(29,849)
                                                      ========         ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Getty Images, Inc. and its consolidated subsidiaries (collectively, the "Company") presented herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Annual Report"), that was filed with the Commission on March 30, 2000. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2000 and 1999 may not be indicative of the results that may be expected or achieved for the full fiscal year.

The year end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The new rules will be effective for fiscal years beginning after June 15, 2000. The Company does not believe that the new standard will have a material impact on its financial position and results of operations.

In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted no later than the fourth quarter of fiscal 2000. We are currently reviewing the impact this pronouncement may have on our financial position and result of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include Getty Images, Inc. and its wholly owned subsidiaries from the date of acquisition. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements and our reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

INTANGIBLE ASSETS

Goodwill and other intangibles are amortized on a straight-line basis over their estimated lives of between 3 to 30 years. Goodwill represents the excess of purchase price and related costs over the fair value of the net assets of businesses acquired. The value of goodwill and other intangibles is reviewed annually in relation to the operating performance and future undiscounted cashflows of the underlying businesses, and a charge to the consolidated statement of operations is made where a permanent impairment in value is identified. Management believes that there has been no impairment in the value of goodwill and other intangible assets as reflected in the Company's consolidated financial statements as of June 30, 2000.

PROVISION FOR INCOME TAXES

The Company provides for income taxes on an interim basis using its estimated effective annual income tax rate. Excluding debt conversion expense and the amortization of intangibles, which are largely non-deductible for tax purposes, the Company provided for income taxes at an effective annual tax rate of 39.6% and 39.4% in 2000 and 1999, respectively.

NET LOSS PER SHARE

Basic and diluted loss per share for the three and six month periods ended June 30, 2000 are computed on the basis of 49,674,000 and 48,615,000 weighted average number of shares outstanding, respectively. Basic and diluted loss per share for the three and six month periods ended June 30, 1999 are computed on the basis of 33,603,000 and 32,134,000 weighted average number of shares issued, respectively. Options and convertible securities are excluded from the computation because of their antidilutive effect.


3.   INTEGRATION AND RESTRUCTURING CHARGES

In 1999, the Company approved and commenced a program to integrate all the Company's businesses into four divisions to serve its four major types of customers. Additionally, in 1999 and 2000, the Company acquired certain businesses that needed to be integrated. As a result, incremental integration and restructuring charges were incurred.

Integration costs incurred in the six month period ended June 30, 2000 in connection with the program were $4.6 million. The costs were associated with the activities of teams responsible for integrating the various businesses of the Company and included items such as consulting and professional fees, and systems and process integration costs. Such costs have been expensed as incurred. Integration costs incurred during the six month period ended June 30, 2000 were:

                                                 (IN THOUSANDS)
Consulting and professional services ........        $1,080
Systems and process integration costs .......         6,540
Contract termination costs ..................         1,129
                                                     ------
                                                     $8,749
                                                     ======

Restructuring costs have been utilized in the six month period ended June 30, 2000, as follows:

                                     BEGINNING                    ENDING
                                      ACCRUAL      INCURRED       ACCRUAL
                                     ---------     --------      ---------
                                                 (IN THOUSANDS)
Property exit costs ...........        $1,155        $   47        $1,108
Employee termination and
 relocation costs .............         1,311           473           838
Contract termination costs ....           466            --           466
                                       ------        ------        ------
                                       $2,932        $  520        $2,412
                                       ======        ======        ======


The charge for employee termination costs in the six month period ended June 30, 2000, is analyzed as follows:

                                                     OPERATIONAL
                                         MANAGEMENT     STAFF       TOTAL
                                         ----------  -----------    -----
                                              (IN THOUSANDS EXCEPT
                                               NUMBER OF EMPLOYEES)
Employee termination costs ....            $210         $263        $473
                                           ====         ====        ====
Number of employees ...........               2            5           7
                                           ====         ====        ====

The unutilized accrual at June 30, 2000 related to property exit, employee termination, and contract termination costs will be substantially utilized during the remainder of 2000.


4.   FOREIGN CURRENCY TRANSLATION

Unrealized net exchange losses of $6.5 million and $7.8 million for the three and six month periods ended June 30, 2000, respectively, and $1.8 million and $3.6 million for the three and six month periods ended June 30, 1999, respectively, arose on the translation of certain intercompany foreign currency transactions related to our international subsidiaries that are long-term in nature. There is no plan to settle these transactions in the foreseeable future. Consequently, they are reported in the same manner as foreign currency translation adjustments and included in accumulated other comprehensive loss in accordance with SFAS 52 "Foreign Currency Translation."

5.   EXTRAORDINARY ITEM

In January 2000, the Company retired $3.3 million of debt of a subsidiary at a discount prior to maturity. This resulted in a gain of $0.4 million, net of income taxes of $0.3 million.

6.   NOTES PAYABLE AND LONG-TERM DEBT

CONVERSION OF NOTES INTO COMMON SHARES

In March 2000, the Company induced the voluntary redemption of $62.3 million of its $75 million in outstanding 4.75% convertible subordinated notes due in 2003 resulting in the issuance of 2,187,034 shares of the Company's common stock.

Associated with the redemption, the Company paid the noteholders a cash premium of approximately $6.7 million. This premium is included in the statement of operations as debt conversion expense. The carrying value of the debt, net of issuance costs of $1.9 million, was credited to common stock and additional paid in capital.

ISSUANCE OF 5% CONVERTIBLE SUBORDINATED NOTES

On March 13, 2000, the Company issued $250 million of 5% convertible subordinated notes due March 15, 2007. These notes are subordinated to senior indebtedness of the Company and to all debt and liabilities, including trade payables and lease obligations, if any, of the Company's subsidiaries. The 5% notes rank equal in right of payment to the 4.75% notes that were not converted into common stock. Interest is payable on March 15 and September 15, beginning on September 15, 2000.

The Notes are convertible into common stock at $61.08 per share. The Company may redeem the notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006.

A substantial portion of the proceeds of the notes was used to fund the acquisition of VCG.

7.   ACQUISITIONS

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

Goodwill of $226 million arising from these acquisitions will be amortized over ten years.

The following unaudited pro forma information shows the results of the Company for the six month periods ended June 30, 2000 and 1999, respectively, on the basis that the VCG, The Image Bank and Art.com acquisitions had taken place at the beginning of each of the periods presented. The pro forma information includes adjustments related to the financing of the acquisitions, including the issuance of $250 million of 5% convertible subordinated notes, the effect of amortizing goodwill and other intangible assets acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only, and do not purport to indicate the results of operations which would have actually occurred had the combinations been in effect on the dates indicated or which may occur in the future.


                                                     (UNAUDITED)
                                               SIX MONTHS ENDED JUNE 30,
                                             ----------------------------
                                                2000              1999
                                             ---------          ---------
                                                (IN THOUSANDS EXCEPT
                                                    PER SHARE DATA)
Sales ...............................        $ 251,568         $ 190,199
Amortization ........................          (62,193)          (62,975)
Depreciation ........................          (22,991)          (19,530)
Restructuring and integration .......           (8,749)               --
Interest expense, net ...............           (9,040)           (9,493)
Exchange losses, net ................           (1,087)           (1,622)
Other income, net ...................                7               151
Loss before extraordinary item ......          (72,987)          (67,867)
Extraordinary item, net of tax ......              384
Net Loss ............................        $ (72,603)        $ (67,867)

Basic and diluted loss per share
 before extraordinary item ..........        $   (1.50)        $   (1.94)
Extraordinary item per share ........              .01                --
Basic and diluted net loss
 per share ..........................        $   (1.49)        $   (1.94)

Shares used in computing basic
 and diluted loss per share .........           48,615            35,024


From April through June 2000, three additional groups of companies were purchased for approximately $3.4 million of cash and approximately 81,000 shares of our common stock. These transactions were accounted for using the purchase method of accounting. Accordingly, the results of operations since the dates of acquisition have been included with those of the Company. The pro forma sales and net losses of these acquisitions are immaterial and therefore are not included. Goodwill of approximately $5 million arising from these acquisitions will be amortized over five years.

Certain of the information related to the acquisitions are based upon preliminary data and are subject to revision.

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

Our visual content product brands are organized into the following divisions to serve our four major types of customers:

   - Creative Professional Division ("gettyone"). Stone and PhotoDisc, leaders in licensed and royalty-free contemporary stock photography; The Image
     Bank and Image Bank Film, leading global providers of contemporary stock photography and film footage; Visual Communications Group, a leading global provider of stock photography with several specialty image collections; and Energy Film Library, a leading provider of stock film footage.

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

Our sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Sales generally consist of a large number of relatively small transactions involving the sale or licensing of single images, video and film clips or CD ROM products containing between 100 and 300 images. We use a variety of distribution platforms, including digital distribution via the Internet and CD ROMs as well as analog distribution of 35mm film, video and analog transparencies. Price is generally determined by resolution size and the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups. We also generate sales from subscription or bulk purchase deals where customers are provided access to imagery online. In our consumer business, we principally sell framed and unframed art products to consumers over the Internet with payment typically made by credit card.

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

We amortize goodwill and depreciate the cost of the investment in duplicate transparencies, digital files, archival picture collections, computer systems and other property and equipment over their expected useful lives. The acquisitions of Art.com in May 1999, EyeWire in August 1999, American Royal Arts in October 1999 and The Image Bank in November 1999 generated $356 million in goodwill and other intangibles, and the acquisition of Visual Communications Group in March 2000 generated $223 million in goodwill and other intangibles. Goodwill and other intangibles arising on the acquisitions of The Image Bank and Visual Communications Group is currently based upon initial estimates of the fair value of the assets and liabilities of those companies. Our collective acquisitions will result in a substantial charge to be amortized against our earnings in future periods. We are amortizing goodwill relating to recent acquisitions over the following periods: three years for Art.com goodwill; seven years for EyeWire goodwill; five years for American Royal Arts goodwill; and ten years for both The Image Bank and Visual Communications Group goodwill. We amortize other intangibles over one to four years.

As a result of our acquisitions and their financial and goodwill accounting effects on net income, we believe that EBITDA provides stockholders, investors and analysts with an appropriate measure of our operating performance. We define EBITDA as earnings before interest, debt conversion expense, income taxes, exchange gains and losses, depreciation, amortization, integration and restructuring costs, extraordinary items and other income and expenses. EBITDA should not be considered as an alternative to operating income as defined by generally accepted accounting principles, as an indication of our operating performance, or to cash flows as a measure of our liquidity.

During 1999, we approved and commenced a program to restructure all our businesses into four divisions to serve our four major customer segments. Additionally, in 1999 and 2000 we acquired certain businesses that need to be integrated. During the first six months of 2000, we incurred costs of $8.7 million associated with the continuation of our program to restructure and integrate our businesses into these four customer facing divisions including costs associated with the integration of The Image Bank and VCG. The charges included severance costs, consulting and professional fees, and systems and process integration costs. We expect further integration costs to be incurred for these activities.

UNAUDITED RESULTS OF OPERATIONS:

                                                                            SIX MONTHS ENDED JUNE 30
                                                         -------------------------------------------------------------
                                                                             % of                            % of
                                                           2000         NET REVENUES         1999         NET REVENUES
                                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
INCOME STATEMENT DATA:
Sales ...........................................        $ 228,472         100.0%          $ 107,107         100.0%
Gross profit ....................................          160,866          70.4%             78,502          73.3%
Selling, general and administrative expenses ....         (124,569)        (54.5)%           (60,796)        (56.8)%
Integration and restructuring costs .............           (8,749)         (3.8)%                --           --
Amortization and depreciation ...................          (78,938)        (34.6)%           (37,082)        (34.6)%
Loss from operations ............................          (51,390)        (22.5)%           (19,376)        (18.1)%
Interest expense, net ...........................           (4,515)         (2.0)%            (1,773)         (1.7)%
Debt conversion expense .........................           (6,689)         (6.4)%                --            --
Exchange losses, net ............................             (772)         (0.3)%              (371)         (0.3)%
Extraordinary item ..............................              384           0.2%                 --            --
Net loss ........................................          (62,612)        (27.4)%           (23,688)        (22.1)%

OPERATING DATA:
EBITDA(1) .......................................        $  36,297          15.9%          $  17,706          16.5%



                                                                          THREE MONTHS ENDED JUNE 30
                                                         ------------------------------------------------------------
                                                                            % of                             % of
                                                           2000         NET REVENUES        1999         NET REVENUES
                                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
INCOME STATEMENT DATA:
Sales ...........................................        $ 123,647         100.0%          $  54,957         100.0%
Gross profit ....................................           86,559          70.0%             40,193          73.1%
Selling, general and administrative expenses ....          (64,140)        (51.9)%           (32,072)        (58.4)%
Integration and restructuring costs .............           (4,559)         (3.7)%                --            --
Amortization and depreciation ...................          (43,701)        (35.3)%           (22,252)        (40.5)%
Loss from operations ............................          (25,841)        (20.9)%           (14,131)        (25.7)%
Interest expense, net ...........................           (3,433)         (2.8)%              (962)         (1.8)%
Exchange gains/(losses), net ....................             (257)          (.2)%                20            --
Net loss ........................................          (30,274)        (24.5)%           (15,806)        (28.8)%

OPERATING DATA:
EBITDA(1) .......................................        $  22,419          18.1%          $   8,121          14.8%


(1) "EBITDA" is defined as earnings before interest, debt conversion expense, income taxes, exchange gains and losses, depreciation, amortization, integration and restructuring costs, extraordinary items, and other income and expenses. EBITDA should not be considered as an alternative to operating income as defined by generally accepted accounting principles, as an indicator of our operating performance, or to cash flows as a measure of our liquidity.


SALES

Our sales increased from $107.1 million in the six months ended June 30, 1999 to $228.5 million in the six months ended June 30, 2000, an increase of 113.4%, and from $55.0 million in the second quarter of 1999 to $123.6 million in second quarter of 2000, an increase of 124.7%. Both strong organic growth and recent strategic acquisitions contributed to the Company's overall revenue growth in the quarter. For the second quarter in succession, organic revenue growth, excluding all acquisitions in 1999 and 2000, was more than 30%. These increases were largely attributable to the continued growth of our base businesses, consisting of those businesses acquired prior to January 1, 1999 (we acquired Art.com in May 1999, EyeWire in August 1999, The Image Bank in November 1999 and Visual Communications Group in March 2000), growth in e-commerce sales, and the inclusion of the sales of the acquisitions made during the periods.

We experienced a continuing increase in the rate of demand for both analog and digital search, selection and fulfillment of imagery during the second quarter of 2000. E-commerce sales almost tripled from $13.8 million, or 25.0% of sales, in the second quarter of 1999, to $38.3 million, or 31.0% of sales in the second quarter of 2000 (44.1% of sales excluding The Image Bank and Visual Communications Group, which are, at this time, almost entirely analog). These increases were due principally to the growth in e-commerce sales at Allsport, Photodisc, Eyewire and Tony Stone Images, particularly in North America.

GROSS PROFIT

Gross profit as a percentage of sales, or gross margin, decreased from 73.3% in the six months ended June 30, 1999, to 70.4% in the six months ended June 30, 2000. Gross profit as a percentage of sales decreased from 73.1% in the second quarter of 1999, to 70.0% in the second quarter of 2000. The margin decrease was primarily attributable to the lower margins at the Image Bank and VCG and also due to lower margins in the Consumer Channel, consisting of Art.com and American Royal Arts. Due to the manufacturing nature of Art.com's supply chain and the fact that a significant amount of product is being sourced from third parties, and gross margins in Art.com are lower than our average gross margin.

Base business gross margin for the second quarter of 2000, excluding all 1999 and 2000 acquisitions, was 75.6% compared with 73.6% margin achieved in the second quarter of 1999. The drivers of this margin improvement include the increasing sales mix shift to e-commerce and a favorable sales mix between different brands and between represented and wholly owned content.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $60.8 million and $124.6 million in the six months ended June 30, 1999 and the six months ended June 30, 2000, respectively, representing 56.8% and 54.5% of sales in the respective periods. Selling, general and administrative expenses were $32.1 million and $64.1 million in the second quarter of 1999 and the second quarter of 2000, respectively, representing 58.4% and 51.9% of sales in the respective quarters.

The decrease in selling, general and administrative expenses as a percentage of sales results from our continued drive to integrate our existing and new businesses. Selling, general and administrative expenses in business-to-business operations as a percentage of sales fell to 48.0% in the second quarter of 2000 from 53.9% in the second quarter of 1999.

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

EBITDA

EBITDA increased from $17.7 million in the six months ended June 30, 1999 to $36.3 million in the six months ended June 30, 2000, representing an increase of 105.1%. EBITDA increased from $8.1 million in the second quarter of 1999 to $22.4 million in the second quarter of 2000, representing an increase of 176.5%.

In our business-to-business operations we generated EBITDA of $10.7 million in the second quarter of 1999, as compared to $27.5 million in the second quarter of 2000, an increase of 157.0%. Continued investment in Art.com resulted in an EBITDA loss in the Consumer Channel of $5.1 million in the second quarter of 2000.

EBITDA as a percentage of sales increased from 14.8% in the second quarter of 1999 to 18.1% in the second quarter of 2000. The growth in overall EBITDA was primarily attributable to the significant reductions in selling, general, and administrative expenses as a percentage of sales as well as improvements in EBITDA from base businesses and contributions from acquisitions, incremental EBITDA from our acquired businesses as well as gross margin improvement in our base business. Our EBITDA in the second quarter of 2000, excluding Art.com, was positively impacted by our overall growth, including growth through acquisitions, the growth in e-commerce sales, the increasing sales mix of wholly-owned imagery, as well as improvements in operating efficiencies. EBITDA as a percentage of sales increased from 13.2% in the first quarter of 2000 to 18.1% in the second quarter of 2000.

AMORTIZATION OF INTANGIBLES AND DEPRECIATION

Amortization of intangibles increased from $27.0 million in the six months ended June 30, 1999 to $56.4 million in the six months ended June 30, 2000, an increase of 109.0%, and from $16.8 million in the three months ended June 30, 1999 to $31.4 million in the three months ended June 30, 2000, an increase of 87.0%. This increase in amortization over 1999 primarily arose from goodwill related to the acquisitions of Art.com in May 1999, EyeWire in August 1999, The Image Bank in November 1999 and Visual Communications Group in March 2000.

Depreciation increased from $10.0 million in the six months ended June 30,1999 to $22.5 million in the six months ended June 30, 2000, an increase of 125%, and from $5.5 million in the three months ended June 30, 1999 to $12.3 million in the three months ended June 30, 2000, an increase of 124%. The increase primarily arose from the acquisitions, together with increased investment in capital expenditures related to the continuing development of our digital and e-commerce strategies. Capital expenditures were $40.1 million for six months ended June 30, 2000 and $27.7 million in the quarter ended June 30, 2000.

NET EXCHANGE LOSSES

Our operating results are affected by exchange rate fluctuations to the extent that we have receivables or payables that are denominated in a currency other than the local currency. Exchange gains or losses arising on the translation of these balances into local currency or on the settlement of these transactions are recognized in our income statement.

Our policy is to hedge a substantial majority of our contracted net receivables and payables using a combination of forward exchange contracts and foreign currency term loans. Net exchange losses were $0.4 million in the first six months of 1999 and $0.8 million in the six months ended June 30, 2000. Net exchange gains were $0.02 million for the three months ended June 30, 1999 and net exchange losses were $0.3 million for the three months ended June 30, 2000.

INCOME TAXES

The tax benefit for the six months ended June 30, 2000 was $0.4 million and the tax charge for the three months ended June 30, 2000 was $0.8 million. This compares with a tax charge for the six and three month periods ended June 30, 1999 of $2.2 million and $0.7 million, respectively. Excluding the effect of debt conversion expense and the amortization of intangibles, which are largely non tax deductible, the Company has accrued tax at an effective rate of 39.6% for the three and six months ended June 30, 2000, compared to 36.4% for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES


                                                               SIX MONTHS ENDED JUNE 30
                                                             ----------------------------
                                                               2000               1999
                                                                   (IN THOUSANDS)
Net cash provided by/(used in):
   Operating activities .............................        $  14,534         $   2,689
   Investing activities .............................         (269,415)          (17,455)
   Financing activities .............................          242,756            16,387
Exchange  differences  arising from  translation
   of foreign currency balances .....................           (7,185)           (3,377)
                                                             ---------         ---------

Net decrease in cash and cash equivalents ...........        $ (19,310)        $  (1,756)
                                                             =========         =========



Our cash resources decreased by $19.3 million in the six months ended June 30, 2000 compared to a decrease of $1.8 million in the six months ended June 30, 1999.

Net cash provided by operating activities was $14.5 million in the six months ended June 30, 2000 compared to $2.6 million in the six months ended June 30, 1999. The primary factors affecting our cash flows from operations are accounts receivable, inventories, prepaid expenditures, accounts payable, and accrued expenses. The increase resulted primarily from the cash generated by improved operating results, offset by the effects of changes in working capital.

Net cash used in investing activities in the six months ended June 30, 2000 was $269.4 million, compared to $17.5 million in the same period last year. The increase in use of cash primarily reflects business acquisitions of $227.3 million, including Visual Communications Group Holdings, Ltd. and related companies, and additions to property and equipment of $40.3 million, principally related to new technology.

Net cash provided by financing activities was $242.8 million, primarily as a result of the issuance of $250 million of notes due in 2007, less debt issuance costs and payments on debt conversion inducement of the previously issued 4.75% convertible notes.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. We are required to adopt SFAS No. 133 in the first quarter of 2001. We are currently reviewing the impact this pronouncement may have on our financial position and results of operations.

In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted no later than the fourth quarter of fiscal 2000. We are currently evaluating the impact this pronouncement may have on our financial position and results of operations.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the return on investments and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.


INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relating primarily to our debt instruments, the majority of which are fixed-rate borrowings, is shown in the table below.


                                              MATURITIES                                                  FAIR VALUE
DEBT                             2000             2003                2007                 TOTAL              2000
                                                          (IN THOUSANDS EXCEPT PERCENTAGES)
Fixed rate (USD) .........                    $    12,653         $   250,000         $   262,653         $   227,591
Average interest rate ....                           4.75%               5.00%               4.99%               4.99%

Variable rate (USD) ......    $ 30,000                                                $    30,000         $    30,000
Average interest rate ....        8.35%                                                      8.35%               8.35%

Other borrowings .........    $  1,628                                                $     1,628         $     1,628
Average interest rate ....        7.07%                                                      7.07%               7.07%



FOREIGN CURRENCY RISK

We conduct our business primarily in the United States and the United Kingdom and, therefore, our cashflows are primarily denominated in US dollars and pounds sterling. We are exposed to foreign exchange risk related to foreign currency denominated liabilities and cash. The introduction of the euro does not significantly affect our foreign exchange exposure.

We normally enter into forward foreign currency exchange contracts to hedge our contracted net receivables denominated in foreign currencies. Our functional currency is the U.S. dollar. Forward foreign currency contracts typically have a term of less than six months. There were no open forward foreign currency exchange contracts at June 30, 2000.

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

There are forward exchange contracts at June 30, 2000 that are together considered immaterial. The US dollar equivalent maturity value of these contracts is $0.5 million. These contracts between United Kingdom Sterling and Japanese Yen, Italian Lire, Austrian Schilling, and Norwegian Kroner represent 62 percent, 25 percent, 9 percent, and 4 percent respectively of the Company's total US dollar equivalents in forward foreign exchange contracts.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On November 29, 1999, Christopher Flora and Helen Korolyk filed a lawsuit in U.S. District Court for the Northern District of Illinois against Art.com alleging copyright infringement, misappropriation of trade secrets, breach of contract, breach of fiduciary duties and tortious interference with prospective business relationships and contractual relations. In July 2000, we entered into a settlement agreement with the plaintiffs and as a result the lawsuit was dismissed. We are seeking indemnity from the prior stockholders of Art.com pursuant to our merger agreement for the settlement amount that we agreed to pay to the plaintiffs.

On October 12, 1999, John and Linda Tamras filed a lawsuit in Superior Court of the State of Arizona against The Image Bank and various other defendants alleging invasion of privacy in connection with the unauthorized use and publication of a certain photograph. In July 2000, we entered into a settlement agreement with the plaintiffs and as a result the lawsuit was dismissed. Under the terms of the purchase agreement we entered into to acquire The Image Bank, Eastman Kodak Company, the prior sole shareholder of The Image Bank, agreed to provide us with specific indemnity for the settlement amount and for all litigation costs.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 5, 2000, the Company issued 7,713 shares of its common stock, in addition to other consideration, in connection with the acquisition of all the assets of TIB Northwest, Inc.

On May 26, 2000, the Company issued 73,395 shares of its common stock, in addition to other consideration, in connection with the acquisition of all of the issued and outstanding capital stock of Mostyn Enterprises Ltd.

On June 30, 2000, the Company issued 11,879 shares of its common stock, in addition to other consideration, in connection with the purchase of ownership rights to certain footage from Daniel Merkel.

ITEM 5.   OTHER INFORMATION

On June 2, 2000 we entered into a share purchase agreement with Franz and Rosemary Hoffmann to purchase all of the issued and outstanding share capital IPL Profile Pty Limited, IPL E-Pic Pty Limited and R.E.D. Image Pty Limited for $1.3 million. Additionally, we entered into an asset purchase agreement to purchase all of the assets of International Photographic Library Pty Limited for $0.3 million.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Reference is made to the Index of Exhibits beginning on page 18 for a list of all exhibits filed as part of this report.

REPORTS FILED ON FORM 8-K

On June 1, 2000, the Company filed an Amendment to the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on March 2, 2000 (the "Report") relating to the execution of an agreement to acquire VCG Holdings LLC, Definitive Stock, Inc., Visual Communications Group Holdings Limited and VCG Deutschland GmbH for an aggregate purchase price of approximately $220 million. The purpose of the Amendment was to: 1) amend Item 2 to reflect the bifurcation of the acquisitions described in the Report; and 2) amend Item 7 to update and provide the required financial information and exhibits relating to such acquisitions.

GETTY IMAGES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2000

INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
 3.1           Amended and Restated Certificate of Incorporation of Getty
               Images(1)

 3.2 Certificate of Amendment to the Certificate of Incorporation of Getty Images(2)

 3.3           Bylaws of Getty Images(1)

10.1* Employment Agreement between the Company and Sally von Bargen, dated March 1, 2000.

10.2*          Employment Agreement between the Company and John Hallberg, dated
               April 10, 2000.

10.3* Separation Agreement between the Company and Christopher Roling, dated May 3, 2000.

27.1*          Financial Data Schedule

*       Filed herewith.

(1) Incorporated by reference from the Exhibits to the Registrant's Form S-4 Registration Statement, No. 333-38777.

(2) Incorporated by reference from the Exhibits to the Registrant's Form 8-K, dated November 10, 1998.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

Date: August 14, 2000                 By: /s/ Steve Cristallo
                                         ----------------------------
                                    Name:  Steve Cristallo
                                    Title: Chief Financial Officer