Form 10-Q
period 2000-09-30
GETTY IMAGES INC
filed 2000-11-14
CIK 1047202

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

As of October 31, 2000 there were 50,598,543 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                               GETTY IMAGES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                             PAGE
PART I  - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                          3
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12
Item 3.   Quantitative and Qualitative Disclosures about Market Risk          18

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   19
Item 2.   Changes in Securities and Use of Proceeds                           19
Item 6.   Exhibits and Reports on Form 8-K                                    20

                               GETTY IMAGES, INC.

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                            2000               1999
                                                       -------------      -------------
                                                           (IN THOUSANDS EXCEPT PER
                                                                  SHARE DATA)
Sales ...........................................        $ 126,998         $  60,823
Cost of sales ...................................           37,481            16,446
                                                         ---------         ---------
GROSS PROFIT ....................................           89,517            44,377
                                                         ---------         ---------
Selling, general and administrative expenses ....           62,078            36,520
Amortization of intangibles .....................           30,654            19,792
Depreciation ....................................           12,221             6,205
Integration and restructuring costs .............            3,891             7,438
                                                         ---------         ---------
                                                           108,844            69,955
                                                         ---------         ---------
LOSS FROM OPERATIONS ............................          (19,327)          (25,578)
Interest expense, net ...........................           (3,451)           (1,095)
Exchange gains/(losses), net ....................             (210)              615
Other expense, net ..............................              (46)               --
                                                         ---------         ---------
LOSS BEFORE INCOME TAXES ........................          (23,034)          (26,058)
Income tax (expense)/benefit.....................           (3,322)            1,691
                                                         ---------         ---------
NET LOSS ........................................        $ (26,356)        $ (24,367)
                                                         =========         =========
Basic and diluted net loss per share ............        $   (0.52)        $   (0.69)
                                                         =========         =========
Shares used in computing basic and diluted
  net loss per share ............................           50,417            35,513
                                                         =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                                2000               1999
                                                           -------------      -------------
                                                                (IN THOUSANDS EXCEPT PER
                                                                       SHARE DATA)
Sales ................................................        $ 355,470         $ 167,930
Cost of sales ........................................          105,087            45,051
                                                              ---------         ---------
GROSS PROFIT .........................................          250,383           122,879
                                                              ---------         ---------
Selling, general and administrative expenses .........          186,646            97,316
Amortization of intangibles ..........................           87,101            46,813
Depreciation .........................................           34,713            16,266
Integration and restructuring costs ..................           12,640             7,438
                                                              ---------         ---------
                                                                321,100           167,833
                                                              ---------         ---------
LOSS FROM OPERATIONS .................................          (70,717)          (44,954)
Interest expense, net ................................           (7,966)           (2,868)
Debt conversion expense ..............................           (6,689)               --
Exchange gains/(losses), net .........................             (983)              244
Other expense, net ...................................              (59)               --
                                                              ---------         ---------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ......          (86,414)          (47,578)
Income tax expense ...................................           (2,937)             (477)
                                                              ---------         ---------
LOSS BEFORE EXTRAORDINARY ITEM .......................          (89,351)          (48,055)
Extraordinary item, net of tax .......................              384                --
                                                              ---------         ---------
NET LOSS .............................................        $ (88,967)        $ (48,055)
                                                              =========         =========
Basic and diluted loss per share before
  extraordinary item .................................        $   (1.77)        $   (1.44)
Extraordinary item ...................................              .01                --
                                                              ---------         ---------
Net loss per share ...................................        $   (1.76)        $   (1.44)
                                                              =========         =========
Shares used in computing basic and diluted
  loss per share .....................................           50,485            33,273
                                                              =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                    SEPTEMBER 30,        DECEMBER 31,
                                                        2000                 1999
                                                    -------------        ------------
                                                              (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS
Cash and cash equivalents ........................   $    62,167         $   105,356
Accounts receivable, net .........................        95,036              64,742
Prepaid expenses and other assets ................        38,790              29,054
Inventories, net .................................         7,936               4,970
Deferred tax assets ..............................         4,000               4,953
                                                     -----------         -----------
TOTAL CURRENT ASSETS .............................       207,929             209,075

Property and equipment, net ......................       129,830             104,193
Intangible assets, net ...........................       780,071             608,016
Investments ......................................         2,171               2,338
Deferred tax assets ..............................        39,109              15,947
                                                     -----------         -----------
TOTAL ASSETS .....................................   $ 1,159,110         $   939,569
                                                     ===========         ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable .................................   $    76,790         $    42,915
Accrued expenses .................................        40,912              42,329
Income taxes payable .............................        12,256               2,953
Current portion of long-term debt ................         1,867               3,879
                                                     -----------         -----------
TOTAL CURRENT LIABILITIES ........................       131,825              92,076
Long-term debt ...................................       273,350             101,802
                                                     -----------         -----------
TOTAL LIABILITIES ................................       405,175             193,878
                                                     -----------         -----------
STOCKHOLDERS' EQUITY
Common stock .....................................           506                 452
Exchangeable preferred stock .....................             4                  15
Additional paid-in capital .......................       950,575             841,320
Accumulated deficit ..............................      (185,059)            (96,092)
Accumulated other comprehensive loss .............       (12,091)                 (4)
                                                     -----------         -----------
TOTAL STOCKHOLDERS' EQUITY .......................       753,935             745,691
                                                     -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 1,159,110         $   939,569
                                                     ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  NO. OF
                                                NO. OF           SHARES OF
                                               SHARES OF       EXCHANGEABLE
                                                COMMON           PREFERRED
                                                 STOCK             STOCK                         EXCHANGEABLE      ADDITIONAL
                                                $ 0.01            WITHOUT         COMMON          PREFERRED         PAID-IN
                                               PAR VALUE         PAR VALUE         STOCK            STOCK           CAPITAL
                                               ---------       ------------      ---------       ------------      ----------
                                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999 ........           45,266             1,453         $     452         $      15       $ 841,320

Exchange of shares by former
  Eyewire shareholders ..............            1,043            (1,043)               11                (11)

Exercise of stock options ...........            1,663                                  17                            17,718

Tax benefit related to stock
  option exercises ..................                                                                                 15,505

Shares issued on debt conversion ....            2,188                                  22                            60,400

Shares issued on acquisitions of
  subsidiaries ......................              379                                   4                            15,197

Shares issued for acquisition of
  film library ......................               12                                                                   435

Net loss ............................

Foreign currency translation
  adjustments, net of deferred
  tax charge of $4,141 ..............
                                             ---------         ---------         ---------         ---------       ---------
Balance at September 30, 2000 .......           50,551               410         $     506         $       4       $ 950,575
                                             =========         =========         =========         =========       =========

                                                                  ACCUMULATED
                                                                     OTHER
                                                ACCUMULATED      COMPREHENSIVE
                                                  DEFICIT             LOSS               TOTAL
                                                -----------      -------------         ---------
                                                                 (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999 ........            $ (96,092)         $      (4)         $ 745,691

Exercise of stock options ...........                                                     17,735

Tax benefit related to stock
  option exercises ..................                                                     15,505

Shares issued on debt conversion ....                                                     60,422

Shares issued on acquisitions of
  subsidiaries ......................                                                     15,201

Shares issued for acquisition of
  film library ......................                                                        435

Net loss ............................              (88,967)                              (88,967)

Foreign currency translation
  adjustments, net of deferred
  tax charge of $4,141 ..............                                 (12,087)           (12,087)
                                                 ---------          ---------          ---------
Balance at September 30, 2000 .......            $(185,059)         $ (12,091)         $ 753,935
                                                 =========          =========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                             2000              1999
                                                                        -------------     -------------
                                                                                (IN THOUSANDS)

CASH PROVIDED BY OPERATING ACTIVITIES ............................        $  22,331         $     430
                                                                          ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Business acquisitions, net of cash acquired ................         (244,649)             (435)
      Purchase of property and equipment .........................          (57,389)          (30,198)
      Cash paid for security deposit on lease ....................           (2,139)               --
      Other ......................................................              293                --
                                                                          ---------         ---------
CASH USED IN INVESTING ACTIVITIES ................................         (303,884)          (30,633)
                                                                          ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds of debt ...........................................          250,000            20,000
      Payment of debt issuance costs .............................           (8,429)               --
      Payments on principal balance of debt ......................          (12,650)               --
      Proceeds from issuance of common stock .....................           17,809             2,007
      Payments on debt conversion inducement .....................           (6,689)               --
      Other ......................................................             (904)             (374)
                                                                          ---------         ---------
CASH PROVIDED BY FINANCING ACTIVITIES ............................          239,137            21,633
                                                                          ---------         ---------
Net increase/(decrease) in cash and cash equivalents .............          (42,416)           (8,570)
Exchange rate differences arising from translation of foreign
  currency balances ..............................................             (773)            2,297
Cash and cash equivalents
-- beginning of period ...........................................          105,356            16,150
                                                                          ---------         ---------
-- end of period .................................................        $  62,167         $   9,877
                                                                          =========         =========
Non-Cash Investing and Financing Activities:
  Conversion of convertible notes to common stock, net
    of debt issue costs ..........................................        $  60,421                --
  Acquisitions of subsidiaries for common stock ..................        $  15,200                --

        UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                         2000             1999
                                                    -------------     -------------
                                                           (IN THOUSANDS)
Net loss .....................................       $ (88,967)        $(48,055)
Foreign currency translation adjustments,
  net of tax .................................         (12,087)             142
                                                     ---------         --------
COMPREHENSIVE LOSS ...........................       $(101,054)        $(47,913)
                                                     =========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GETTY IMAGES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Getty Images, Inc. and its consolidated subsidiaries (collectively, the "Company") presented herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Annual Report"), that was filed with the Commission on March 30, 2000. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2000 and 1999 may not be indicative of the results that may be expected or achieved for the full fiscal year.

The year end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by Statement No. 138, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the changes in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt the new Statement effective January 1, 2001. Management does not anticipate that the adoption will have a significant effect on the Company's results of operations or financial position.

In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted no later than the fourth quarter of fiscal 2000. The Company has evaluated the impact of this pronouncement and determined that there will be no material effect on its financial position and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include Getty Images, Inc. and its wholly owned subsidiaries from the respective dates of acquisition. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

INTANGIBLE ASSETS

Goodwill and other intangibles are amortized on a straight-line basis over their estimated lives of between 3 to 30 years. Goodwill represents the excess of purchase price and related costs over the fair value of the net assets of businesses acquired. The value of goodwill and other intangibles is reviewed periodically, when circumstances warrant, in relation to the operating performance and future undiscounted cash flows of the underlying businesses, and a charge to the consolidated statement of operations is made where a permanent impairment in value is identified. Management believes that there has been no impairment in the value of goodwill and other intangible assets as reflected in the Company's consolidated financial statements as of September 30, 2000.

PROVISION FOR INCOME TAXES

The Company provides for income taxes on an interim basis using its estimated effective annual income tax rate. Excluding debt conversion expense and the amortization of intangibles, which are largely non-deductible for tax purposes, the Company provided for income taxes at an effective annual tax rate of 41.8% and 39.4% in 2000 and 1999,respectively.

NET LOSS PER SHARE

Basic and diluted loss per share for the three and nine month periods ended September 30, 2000 are computed on the basis of 50,417,000 and 50,485,000 weighted average number of shares outstanding, respectively. Basic and diluted loss per share for the three and nine month periods ended September 30, 1999 are computed on the basis of 35,513,000 and 33,273,000 weighted average number of shares outstanding, respectively. Options and convertible securities are excluded from the computation because of their antidilutive effect.

3. INTEGRATION AND RESTRUCTURING CHARGES

In 1999, the Company approved and commenced a program to restructure all the Company's businesses to serve its four major types of customers. Additionally, in 1999 and 2000, the Company acquired certain businesses that needed to be integrated. As a result, incremental integration and restructuring charges were incurred.

Integration costs have been expensed as incurred. Integration costs incurred during the nine month period ended September 30, 2000 were:

                                                             (IN THOUSANDS)

Consulting and professional services .......................     $ 1,378
Systems and process integration costs ......................       9,496
Contract termination costs .................................       1,766
                                                                 -------
                                                                 $12,640
                                                                 =======

Restructuring costs have been utilized in the nine month period ended September 30, 2000, as follows:

                                     BEGINNING                    ENDING
                                      ACCRUAL      UTILIZED       ACCRUAL
                                     ---------     --------      ---------
                                                (IN THOUSANDS)
Property exit costs ...........        $1,155        $  187          $968
Employee termination and
 relocation costs .............         1,311           473           838
Contract termination costs ....           466            --           466
                                       ------        ------        ------
                                       $2,932        $  660        $2,272
                                       ======        ======        ======

The charge for employee termination costs in the nine month period ended September 30, 2000, is analyzed as follows:

                                                              OPERATIONAL
                                                  MANAGEMENT     STAFF         TOTAL
                                                  ----------  -----------      -----
                                                         (IN THOUSANDS EXCEPT
                                                         NUMBER OF EMPLOYEES)
Employee termination costs .................         $210         $263         $473
                                                     ====         ====         ====
Number of employees ........................            2            5            7
                                                     ====         ====         ====

The remaining accrual at September 30, 2000 related to property exit, employee termination, and contract termination costs is expected to be substantially utilized during the remainder of 2000.

4. FOREIGN CURRENCY TRANSLATION

Unrealized net exchange losses of $10.6 million and $18.4 million for the three and nine month periods ended September 30, 2000, respectively, and net exchange gains of $2.1 million and net exchange losses of $1.5 million for the three and nine month periods ended September 30, 1999, respectively, arose on the translation of certain long-term intercompany foreign currency transactions. There is no plan to settle these transactions in the foreseeable future. Consequently, they are reported in the same manner as foreign currency translation adjustments and included in accumulated other comprehensive loss in accordance with SFAS 52 "Foreign Currency Translation."

5. EXTRAORDINARY ITEM

In January 2000, the Company retired $3.3 million of debt of a subsidiary at a discount prior to maturity. This resulted in a gain of $0.4 million, after income taxes of $0.3 million.

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

ISSUANCE OF 5% CONVERTIBLE SUBORDINATED NOTES

On March 13, 2000, the Company issued $250 million of 5% convertible subordinated notes due March 15, 2007. These notes are subordinated to senior indebtedness of the Company and to all debt and liabilities, including trade payables and lease obligations, if any, of the Company's subsidiaries. The 5% notes rank equal in right of payment to the 4.75% notes that were not converted into common stock. Interest is payable on March 15 and September 15.

The 5% Notes are convertible into common stock at $61.08 per share. The Company may redeem the notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006.

A substantial portion of the proceeds of the notes was used to fund the acquisition of VCG.

7. ACQUISITIONS

On January 31, 2000, the Company issued 49,565 shares of its common stock with an aggregate value of $2.3 million in exchange for all of the issued and outstanding capital stock of i/us Corporation, an Ontario corporation. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations since the date of acquisition are included with those of the Company.

On March 22, 2000, the Company acquired Visual Communications Group Holdings, Ltd., VCG Holdings LLC, and Definitive Stock, Inc. from their parent, Visual Communications Group (VCG) B.V. (a subsidiary of United News Media PLC); and VCG Deutschland GmbH from its parent United News & Media Plc (collectively "VCG")for $204.7 million and the assumption and payment of $18.7 million of debt. An additional $3.5 million of costs were incurred and included in the purchase price.

The purchase was funded principally through the issuance of $250 million of 5% convertible subordinated notes due in 2007. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations since the date of acquisition have been included with those of the Company.

Goodwill of $226 million arising from these acquisitions will be amortized over ten years.

The following unaudited pro forma information shows the results of the Company for the nine month periods ended September 30, 2000 and 1999, respectively, on the basis that the acquisition of VCG in 2000 and the acquisitions of The Image Bank and Art.com had taken place at the beginning of each of the periods presented. The pro forma information includes adjustments related to the financing of the acquisitions, including the issuance of $250 million of 5% convertible subordinated notes, the effect of amortizing goodwill and other intangible assets acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only, and do not purport to indicate the results of operations which would have actually occurred had the combinations been in effect on the dates indicated or which may occur in the future.

                                                      (UNAUDITED)
                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                2000              1999
                                            ----------         ------------
                                                  (IN THOUSANDS EXCEPT
                                                     PER SHARE DATA)
Sales ...............................        $ 374,817         $ 293,963
Amortization of intangibles .........          (92,803)          (93,569)
Depreciation ........................          (34,849)          (32,266)
Restructuring and integration .......          (12,640)           (7,438)
Interest expense, net ...............          (12,491)          (14,448)
Exchange losses, net ................           (1,160)           (1,544)
Other income/(loss)..................              (39)              228
Loss before extraordinary item ......         (100,137)         (106,933)
Extraordinary item, net of tax ......              384
Net loss ............................        $ (99,753)        $(106,933)

Basic and diluted loss per share
 before extraordinary item ..........        $   (1.99)        $   (3.04)
Extraordinary item per share ........              .01                --
Basic and diluted net loss
 per share ..........................        $   (1.98)        $   (3.04)

Shares used in computing basic
 and diluted loss per share .........           50,485            35,189

From April through June 2000, three additional groups of companies were purchased for approximately $3.4 million of cash and approximately 81,000 shares of common stock with an aggregate value of $2.6 million. These transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations since the dates of acquisition have been included with those of the Company. The pro forma sales and net losses of these acquisitions are immaterial and therefore are not included. Goodwill of approximately $5 million arising from these acquisitions is being amortized over five years.

On September 20, 2000, the Company acquired all of the outstanding shares of Cass & Cass Limited ("TIB-UK"), the United Kingdom agent of The Image Bank for $6.3 million in cash and the issuance of 247,790 shares with an aggregate value of $10.4 million. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations since the date of acquisition are included with those of the Company. Goodwill of $17.1 million, including costs of the acquisition, is being amortized over ten years.

Certain of the information related to the acquisitions are based upon preliminary data and are subject to revision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, AND OTHER FINANCIAL INFORMATION CONTAINED ELSEWHERE IN THIS REPORT ON FORM 10-Q. IN THE FOLLOWING DISCUSSION, REFERENCES TO THE "COMPANY" "WE", "US" AND "OUR" ARE TO GETTY IMAGES, INC. ALL FINANCIAL DATA REFERRED TO IN THE FOLLOWING DISCUSSION HAS BEEN PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("U.S. GAAP").

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

Our visual content product brands are sold to four major types of customers:

        - Creative Professionals. Stone and PhotoDisc, leaders in rights-protected and royalty-free contemporary stock photography; The Image Bank and Image Bank Film, leading global providers of contemporary stock photography and film footage; Visual Communications Group, a leading global provider of stock photography with several specialty image collections; and Energy Film Library, a leading provider of stock film footage.

        - Press and Editorial. Allsport, a leading global provider of sports imagery; Liaison Agency, a leading North American news and feature agency; Hulton Getty, one of the world's largest commercially available collections of European archival photography; Archive, one of the world's largest commercially available collections of North American archival photography; Online USA, a leading provider of celebrity news and event photography over the Internet; and Newsmakers, a provider of digital images to the press and editorial market.

        - Business User. EyeWire, a leading provider of royalty-free imagery, footage, audio, typefaces, illustration, clip art, and other design products to business and small office/home office (SOHO) users; and i/us, a provider of specialty graphics and publishing tools to website developers, designers and graphics users.

        - Consumers. Art.com, a leading destination for framed and unframed art and art-related supplies for consumers on the Internet; and American Royal Arts, a leading provider of animation art.

Our sales are primarily derived from the marketing of image reproduction and broadcasting rights to a range of business customers. Sales generally consist of a large number of relatively small transactions involving the sale or granting of rights for the use of single images, video and film clips or CD ROM products containing between 100 and 300 images. We use a variety of distribution platforms, including digital distribution via the Internet and CD ROMs as well as analog distribution of 35mm film, video and analog transparencies. Price is generally determined by resolution size and the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups. We also generate sales from subscription or bulk purchase deals where customers are provided access to imagery online. In our consumer business, we principally sell framed and unframed art products to consumers over the Internet with payment typically made by credit card.

Revenue arises from three principal types of sales:

Rights protected sales are recognized when an agreement has been completed with the customer for the use of the image, and the image has been made available for use. Rights protected pricing terms do not call for additional fees beyond the agreed fee, and our customer is contractually obligated to pay the invoiced amount upon agreement of the usage terms and delivery of the image for use by the customer.

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

We amortize goodwill and depreciate the cost of the investment in duplicate transparencies, digital files, archival picture collections, computer systems and other property and equipment over their expected useful lives. The acquisitions of Art.com in May 1999, EyeWire in August 1999, American Royal Arts in October 1999 and The Image Bank in November 1999 generated $356 million in goodwill and other intangibles, and the acquisition of Visual Communications Group in March 2000 generated $223 million in goodwill and other intangibles. Goodwill and other intangibles arising on the acquisitions of The Image Bank, Visual Communications Group, and other acquisitions in 2000 is currently based upon initial estimates of the fair value of the assets and liabilities of those companies. Our collective acquisitions will result in a substantial charge to be amortized against our earnings in future periods. We are amortizing goodwill relating to recent acquisitions over the following periods: three years for Art.com goodwill; seven years for EyeWire goodwill; five years for American Royal Arts goodwill; and ten years for both The Image Bank and Visual Communications Group goodwill. We amortize other intangibles over one to four years.

As a result of our acquisitions and their financial and goodwill accounting effects on operations, we believe that EBITDA provides stockholders, investors and analysts with an appropriate measure of our operating performance. We define EBITDA as earnings before income taxes, depreciation, amortization, interest, exchange gains and losses, and when applicable, debt conversion expense, integration and restructuring costs, extraordinary items, and other income and expenses. EBITDA should not be considered as an alternative to operating income as defined by generally accepted accounting principles, as an indicator of our operating performance, or to cash flows as a measure of our liquidity.

During 1999, we approved and commenced a program to restructure all our businesses to serve our four major types of customers. Additionally, in 1999 and 2000 we acquired certain businesses that need to be integrated. During the first nine months of 2000, we incurred costs of $12.6 million associated with the continuation of our program to restructure and integrate our businesses to serve these four customer groups including costs associated with the integration of The Image Bank, VCG and other subsidiaries. The charges included severance costs, consulting and professional fees, and systems and process integration costs. We expect further integration costs to be incurred for these activities as plans are developed and approved.

UNAUDITED RESULTS OF OPERATIONS:

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                        ----------------------------------------------------
                                                                        % of                        % of
                                                           2000      NET REVENUES     1999      NET REVENUES
                                                        ---------    ------------   ---------   ------------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
INCOME STATEMENT DATA:
Sales .............................................     $ 355,470       100.0%      $ 167,930        00.0%
Gross profit ......................................       250,383        70.4%        122,879        73.2%
Selling, general and administrative expenses ......      (186,646)      (52.5)%       (97,316)      (58.0)%
Integration and restructuring costs ...............       (12,640)       (3.6)%        (7,438)       (4.4)%
Amortization and depreciation .....................      (121,814)      (34.3)%       (63,079)      (37.6)%
Loss from operations ..............................       (70,717)      (19.9)%       (44,954)      (26.8)%
Interest expense, net .............................        (7,966)       (2.2)%        (2,868)       (1.7)%
Debt conversion expense ...........................        (6,689)       (1.9)%            --          --
Exchange gains/(losses), net ......................          (983)       (0.3)%           244        (0.1)%
Income taxes ......................................        (2,937)       (0.8)%          (477)
                                                                                                     (0.3)%
Extraordinary item, net ...........................           384         0.1%             --          --
Net loss ..........................................       (88,967)      (25.0)%       (48,055)      (28.6)%

OPERATING DATA:
EBITDA(1) .........................................     $  63,737        17.9%      $  25,563        15.2%

                                                                          THREE MONTHS ENDED SEPTEMBER 30
                                                         ------------------------------------------------------------
                                                                            % of                             % of
                                                            2000        NET REVENUES         1999        NET REVENUES
                                                         ----------     ------------       ----------    ------------
                                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
INCOME STATEMENT DATA:
Sales ...........................................         $126,998         100.0%           $ 60,823         100.0%
Gross profit ....................................           89,517          70.5%             44,377          73.0%
Selling, general and administrative expenses ....          (62,078)        (48.9)%           (36,520)        (60.0)%
Integration and restructuring costs .............           (3,891)         (3.1)%            (7,438)        (12.2)%
Amortization and depreciation ...................          (42,875)        (33.8)%           (25,997)        (42.7)%
Loss from operations ............................          (19,327)        (15.2)%           (25,578)        (42.1)%
Interest expense, net ...........................           (3,451)         (2.7)%            (1,095)         (1.8)%
Exchange gains/(losses), net ....................             (210)         (0.2)%               615           1.0%
Income tax (expense)/benefit ....................           (3,322)         (2.6)%             1,691          (2.8)%
Net loss ........................................          (26,356)        (20.8)%           (24,367)        (40.1)%

OPERATING DATA:
EBITDA(1) .......................................         $ 27,439          21.6%           $  7,857          12.9%

(1) "EBITDA" is defined as earnings before income taxes, depreciation, amortization, interest, exchange gains and losses, and when applicable, debt conversion expense, integration and restructuring costs, extraordinary items, and other income and expenses. EBITDA should not be considered as an alternative to operating income as defined by generally accepted accounting principles, as an indicator of our operating performance, or to cash flows as a measure of our liquidity.

SALES

Our sales increased from $167.9 million in the nine months ended September 30, 1999 to $355.5 million in the nine months ended September 30, 2000, an increase of 111.7%, and from $60.8 million in the third quarter of 1999 to $127.0 million in third quarter of 2000, an increase of 108.9%. Both strong organic growth and strategic acquisitions in late 1999 and in the nine months ended September 30, 2000 contributed to the Company's overall revenue growth. Organic growth for the third quarter over the second quarter of 2000 was 37.2%. These increases were largely attributable to the continued growth of our base businesses, consisting of those businesses acquired in the past twelve months (we acquired, The Image Bank in November 1999 and Visual Communications Group in March 2000), growth in e-commerce sales, and the inclusion of the sales of the acquisitions made during the periods.

We experienced a continuing increase in the rate of demand for both analog and digital search, selection and fulfillment of imagery during the third quarter of 2000. E-commerce sales more than doubled from $19.4 million, or 31.9% of sales, in the third quarter of 1999, to $44.9 million, an increase of 131.4% and 35.4% of sales in the third quarter of 2000. Growth in e-commerce sales in the third quarter over the second quarter of 2000 was

16.0%. These increases were due principally to the growth in e-commerce sales at Allsport, Photodisc, Eyewire, and Tony Stone Images, particularly in North America.

GROSS PROFIT

Gross profit as a percentage of sales, or gross margin, decreased from 73.2% in the nine months ended September 30, 1999, to 70.4% in the nine months ended September 30, 2000. Gross profit as a percentage of sales decreased from 73.0% in the third quarter of 1999, to 70.5% in the third quarter of 2000. The margin decrease was primarily attributable to the lower margins at the Image Bank and VCG and also due to lower margins in the Consumer business, consisting of Art.com and American Royal Arts. Due to the manufacturing nature of Art.com's supply chain and the fact that a significant amount of product is being sourced from third parties, gross margins in Art.com are lower than our average gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The decrease in selling, general and administrative expenses as a percentage of sales, for the three and nine month periods presented, results from our continued drive to integrate our existing and new businesses. Selling, general and administrative expenses in business-to-business operations as a percentage of sales fell to 48.0% in the third quarter of 2000 from 53.9% in the third quarter of 1999.

We continue our commitment to managing selling, general and administrative expenses as we further integrate and consolidate our businesses, and implement new integrated and standardized business systems. As customers increasingly move towards digital image search, retrieval and payment, we will continue to streamline our support operations. We are also consolidating our offices and other premises throughout the world as part of the reorganization of our businesses to serve the four major types of customers, and to integrate our recent acquisitions.

EBITDA

EBITDA increased from $25.6 million in the nine months ended September 30, 1999 to $63.7 million in the nine months ended September 30, 2000, representing an increase of 148.8%. EBITDA increased from $7.9 million in the third quarter of 1999 to $27.4 million in the third quarter of 2000, representing an increase of 246.8%.

In our business-to-business operations we generated EBITDA of $11.3 million in the third quarter of 1999, as compared to $30.0 million in the third quarter of 2000, an increase of 166.4%. Continued investments at Art.com resulted in an EBITDA loss in the business-to-consumer operations of $2.6 million in the third quarter of 2000.

EBITDA as a percentage of sales increased from 15.2% in the third quarter of 1999 to 17.9% in the third quarter of 2000. The growth in EBITDA as a percentage of sales was primarily attributable to the significant reductions in selling, general, and administrative expenses as a percentage of sales as well as improvements in EBITDA from base businesses and contributions from acquisitions, incremental EBITDA from our acquired businesses as well as gross margin improvement in our base business. Our EBITDA in the third quarter of 2000 was positively impacted by our overall growth, including growth through acquisitions, the growth in e-commerce sales, the increasing sales mix of wholly-owned imagery, as well as improvements in operating efficiencies. EBITDA as a percentage of sales increased from 18.1% in the second quarter of 2000 to 21.6% in the third quarter of 2000, principally due to the continuing reduction in selling, general, and administrative expenses in the third quarter of 2000.

AMORTIZATION OF INTANGIBLES AND DEPRECIATION

Amortization of intangibles increased from $46.8 million in the nine months ended September 30, 1999 to $87.1 million in the nine months ended September 30, 2000, an increase of 86.1%, and from $19.8 million in the three months ended September 30, 1999 to $30.7 million in the three months ended September 30, 2000, an increase of 55.1%. This increase in amortization over 1999 primarily arose from goodwill related to the acquisitions of Art.com in May 1999, EyeWire in August 1999, The Image Bank in November 1999 and Visual Communications Group in March 2000.

Depreciation increased from $16.3 million in the nine months ended September 30, 1999 to $34.7 million in the nine months ended September 30, 2000, an increase of 112.9%, and from $6.2 million in the three months ended September 30, 1999 to $12.2 million in the three months ended September 30, 2000, an increase of 96.8%. The increase primarily arose from the acquisitions, together with increased investment in capital expenditures related to the continuing development of our digital and e-commerce strategies. Capital expenditures were $57.4 million for the nine months ended September 30, 2000 and $17.1 million in the quarter ended September 30, 2000.

INCOME TAXES

Income tax expense for the nine months ended September 30, 2000 was $2.9 million and $3.3 million for the three months ended September 30, 2000. This compares with income tax expense for the nine months ended September 30, 1999 of $0.5 million and a tax benefit of $1.7 million for the three months ended September 30, 1999. Excluding the effect of debt conversion expense and the amortization of intangibles, which are largely non tax deductible, the Company has accrued tax at an effective rate of 43.6 and 41.8%, for the three and nine months ended September 30, 2000, respectively compared to 39.4% for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        -----------------------
                                                          2000           1999
                                                        ---------      --------
                                                             (IN THOUSANDS)
Net cash provided by/(used in):
   Operating activities ...........................     $  22,331      $    430
   Investing activities ...........................      (303,884)      (30,633)
   Financing activities ...........................       239,137       21,633
Exchange differences arising from translation
   of foreign currency balances ...................          (773)        2,297
                                                        ---------      --------
Net decrease in cash and cash equivalents .........     $ (43,189)     $ (6,273)
                                                        =========      ========

Our cash resources decreased by $43.2 million in the nine months ended September 30, 2000 compared to a decrease of $6.3 million in the nine months ended September 30, 1999.

Net cash provided by operating activities was $22.3 million in the nine months ended September 30, 2000 compared to $0.4 million in the nine months ended September 30, 1999. The primary factors affecting our cash flows from operations are accounts receivable, inventories, prepaid expenditures, accounts payable, and accrued expenses. The increase resulted primarily from the cash generated by improved operating results, offset by the effects of changes in working capital.

Net cash used in investing activities in the nine months ended September 30, 2000 was $303.9 million, compared to $30.6 million in the same period last year. The increase in use of cash primarily reflects business acquisitions of $224.6 million, including Visual Communications Group Holdings, Ltd. and related companies, and additions to property and equipment of $57.4 million, principally related to new technology.

Net cash provided by financing activities was $239.1 million, primarily as a result of the issuance of $250 million of notes due in 2007, less debt issuance costs, payments on debt conversion inducement of the previously issued 4.75% convertible notes, and repayment of $10 million on our bank loan.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by Statement No. 138, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the changes in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt the new Statement effective January 1, 2001. Management does not anticipate that the adoption will have a significant effect on the Company's results of operations or financial position.

In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted no later than the fourth quarter of fiscal 2000. We have evaluated the impact of this pronouncement and determined that there will be no material effect on our financial position and results of operations.

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


                                          MATURITIES
                              -----------------------------------                 FAIR VALUE
DEBT                            2000         2003         2007        TOTAL          2000
----                          --------     --------     --------     --------     ----------
                                             (IN THOUSANDS EXCEPT PERCENTAGES)
Fixed rate (USD) .........                 $ 12,653     $250,000     $262,653      $209,543
Average interest rate ....                     4.75%        5.00%        4.99%

Variable rate (USD) ......     $20,000                               $ 20,000      $ 20,000
Average interest rate ....        8.02%                                  8.02%         8.02%

Other borrowings .........      $1,264                               $  1,264      $  1,264
Average interest rate ....        6.75%                                  6.75%         6.75%

FOREIGN CURRENCY RISK

We conduct our business primarily in the United States and the United Kingdom and, therefore, our cash flows are primarily denominated in US dollars and pounds sterling. We are exposed to foreign exchange risk related to foreign currency denominated assets, liabilities, and cash. The introduction of the euro does not significantly affect our foreign exchange exposure.

We normally enter into forward foreign currency exchange contracts to hedge our contracted net receivables denominated in foreign currencies. Our functional currency is the U.S. dollar. Forward foreign currency contracts typically have a term of less than six months. There were no open forward foreign currency exchange contracts at September 30, 2000.

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

There were no forward exchange contracts at September 30, 2000.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See previous reports filed on Form 10-Q for 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 31, 2000, the Company issued 49,565 shares of its common stock, in connection with the acquisition of all the issued and outstanding capital stock of i/us Corporation.

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

On September 20, 2000, the Company issued 247,790 shares of its common stock, in addition to other consideration, in connection with the acquisition of all the issued and outstanding capital stock of Cass & Cass Limited.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Reference is made to the Index of Exhibits beginning on page 18 for a list of all exhibits filed as part of this report.

REPORTS FILED ON FORM 8-K

None

GETTY IMAGES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        ----------------------
 2.1*          Agreement for the Sale and Purchase of the entire issued Share
               Capital of Cass & Cass Limited, dated September 20, 2000.

10.1* Employment Agreement between the Company and Elizabeth J. Huebner, dated September 18, 2000.

27.1*          Financial Data Schedule

*       Filed herewith.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GETTY IMAGES, INC.

Date: November 14, 2000                 By:    /s/ Elizabeth J. Huebner
                                               ---------------------------------
                                        Name:  Elizabeth J. Huebner
                                        Title: Chief Financial Officer