Form 10-K
period 2000-12-31
GETTY IMAGES INC
filed 2001-04-02
CIK 1047202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NUMBER: 000-23747
                               GETTY IMAGES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      98-0177556
   (STATE OR JURISDICTION OF INCORPORATION                   (I.R.S. EMPLOYER
              OR ORGANIZATION)                              IDENTIFICATION NO.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $972.9 million as of March 1, 2001 based upon the closing price of $26.25 on the Nasdaq National Market reported on such date.

     As of March 1, 2001, the registrant had 50,991,925 shares of Common Stock, $0.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III of this document is incorporated by reference to certain portions of the Company's definitive Proxy Statement (to be filed) for the Annual Meeting of Stockholders to be held May 8, 2001.

     An Index to Exhibits appears at pages Part IV, Item 14, 33 - 36 herein
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GETTY IMAGES, INC.

                                   FORM 10-K
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
          PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   17
          PART II
Item 5.   Market for Registrant's Common Equity and Related              18
          Stockholder Matters.........................................
Item 6.   Selected Consolidated Financial Data........................   19
Item 7.   Management's Discussion and Analysis of Financial Condition    20
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          30
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting    31
          and Financial Disclosure....................................
          PART III
Item 10.  Directors and Executive Officers of the Registrant..........   32
Item 11.  Executive Compensation......................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and            32
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   32
          PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    32
          8-K.........................................................

                                     PART I

ITEM 1. BUSINESS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about Getty Images, Inc.'s industry, management's beliefs, and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Factors That May Affect the Business," as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations." Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

     In this Annual Report, "Getty Images," "the Company," "we," "us," and "our" refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

A. OVERVIEW

     Getty Images, Inc. was founded in 1995 and is a leading e-commerce provider of visual content and related products and services to businesses worldwide, distributing products digitally via the Internet and on CD-ROMs, as well as in film transparency form. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry's leading brands under one centralized corporate structure. We work with more than 4,500 active, contributing photographers and an estimated 850 cinematographers and film producers to obtain or create our content. We control an estimated 70 million still images and an estimated 30,000 hours of film footage.

     We provide our high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms, corporations and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; business users and small office/home office (SOHO) users. By aggregating the content of our various leading brands on the Internet and partnering with third-party providers, we offer a comprehensive and user-friendly solution for our customers' imagery and related product needs. We seek to leverage our internally developed search and e-commerce technology to enhance our position as a leader in the visual content industry.

B. BACKGROUND

     Getty Images is a Delaware corporation that was incorporated September 4, 1997 under the name of Getty Communications (USA), Inc. The Company's name was changed to Getty Images, Inc. on October 6, 1997. Getty Images, Inc. succeeded to the business of a predecessor U.K. corporation, Getty Communications plc as a result of the acquisition of PhotoDisc, Inc. on February 9, 1998. Getty Communications plc commenced operations on March 14, 1995, with the acquisition of Tony Stone Images (now "Stone"), one of the world's leading providers of contemporary stock photography. Subsequent major acquisitions are listed below:
--------------------------------------------------------------------------------

 DATE ACQUIRED                COMPANY                             DESCRIPTION
-------------------------------------------------------------------------------------------
 April 1996      Hulton Deutsch Collection Limited  One of the world's largest commercially available collections of archival
                                                    photography
-------------------------------------------------------------------------------------------
 March 1997      Liaison Agency                     A provider of imagery to the
                                                    photojournalism market
-------------------------------------------------------------------------------------------
 February 1998   PhotoDisc, Inc.                    A provider of royalty-free imagery and
                                                    a provider of imagery on the Internet
-------------------------------------------------------------------------------------------
 February 1998   Allsport Photographic plc          A provider of worldwide sports
                                                    photography
-------------------------------------------------------------------------------------------
 May 1999        Art.com, Inc.                      A provider of framed and unframed art
                                                    and art-related products on the
                                                    Internet
-------------------------------------------------------------------------------------------
 August 1999     EyeWire Partners, Inc.             A provider of royalty-free photography,
                                                    video, audio, typefaces, software and
                                                    other design resources to creative
                                                    professionals and business users
-------------------------------------------------------------------------------------------
 August 1999     Online USA, Inc.                   An agency specializing in the sourcing
                                                    and distribution of celebrity imagery
                                                    over the Internet
-------------------------------------------------------------------------------------------
 October 1999    Newsmakers L.L.C.                  A digital news agency covering current
                                                    events, news and celebrity photography
-------------------------------------------------------------------------------------------
 November 1999   The Image Bank                     A provider of visual content to the
                                                    advertising, design, publishing,
                                                    corporate, broadcast and editorial
                                                    markets
-------------------------------------------------------------------------------------------
 March 2000      Visual Communications Group (VCG)  An international provider of stock photography, specialty image
                                                    collections and news and feature
                                                    photography
-------------------------------------------------------------------------------------------

     In March 2000, we issued $250.0 million of 5% convertible subordinated notes due 2007, the proceeds of which were used to finance the acquisition of VCG and for working capital and general corporate purposes.

     In the fourth quarter of 2000, Art.com, a subsidiary, did not meet its revenue targets and incurred a larger than expected loss, which led the Company to believe an impairment of long-lived assets may exist at December 31, 2000. After performing a cash flow analysis of Art.com and a related business that operates as a division of Art.com, the Company determined that the long-lived assets were impaired. As a result, the Company wrote off $53.4 million of Art.com goodwill, reducing the carrying value of the remaining long-lived assets to their estimated fair value, as determined by a third-party estimate. In the first quarter of 2001, the Company took steps to significantly reduce costs at Art.com, including a workforce reduction of over 50 employees, and to evaluate strategic alternatives for the future of the businesses, including a potential sale.

C. CUSTOMERS, PRODUCTS AND SERVICES

     We offer our customers an estimated 70 million still images, approximately 30,000 hours of film footage and related products through our Websites, CD-ROMs, catalogs and our international distribution network of Company-operated offices in 30 cities and agents and distributors in approximately 50 countries. The following chart sets forth information regarding the brands and imagery products that serve our broad range of customers:

---------------------------------------------------------------------------------------------
          CUSTOMERS                       BRANDS                     IMAGERY PRODUCTS
---------------------------------------------------------------------------------------------
 Creative Professionals:       Allsport, Artville, Bavaria,   Contemporary stock photography,
 advertising, graphic design,  gettyone.com, EyeWire, FPG,    licensed and royalty-free
 broadcasting, Website         PhotoDisc, Pix, Stone,         images and illustrations and
 design, marketing and         Telegraph Colour Library, The  stock film footage
 corporate communications      Image Bank
---------------------------------------------------------------------------------------------
 Press and Editorial:          Allsport, Liaison Agency,      Sports, news and features,
 newspapers, magazines,        Newsmakers, Colorific, Online  celebrity and archival
 publishers                    USA, Hulton Archive            photography
---------------------------------------------------------------------------------------------
 Business Users: graphic       Gettyworks.com                 Royalty-free imagery, software,
 design, in-house creative                                    typefaces and other design
 services and business owners                                 resources
---------------------------------------------------------------------------------------------

  Creative Professional Customers

     We supply images to advertising and design agencies, broadcasting companies, Website designers and marketing and corporate communications specialists. Our images cover a wide variety of contemporary subjects including lifestyles, business, science, health and beauty, sports, transportation and travel. These customers usually have a commercial, advertising or editorial message they are trying to convey and, consequently, are typically looking for a specific conceptual image. Image quality and relevance are important factors in the customer's decision. Creative professional customers need to access imagery as part of their everyday working life. Their workflow is becoming increasingly digital, which we believe will spur further demand for our images and services in this market.

The following branded products are targeted primarily to our creative professional customers:

          EyeWire is one of the largest providers of royalty-free imagery. EyeWire also offers related content and services, which allows customers to produce professional quality work incorporating imagery, typefaces and other design elements. EyeWire's non-imagery products include productivity-enhancing visual and audio content, online software tools and design resources.

          PhotoDisc is a pioneer in the development and marketing of digital stock photography products and electronic delivery of images. Its products are offered on a royalty-free basis, which allows customers to pay a one-time fee to use an image on a perpetual, non-exclusive basis for almost any purpose.

          Stone is a leading worldwide provider of contemporary stock photography and is recognized as being on the cutting edge of stock photography. Stone offers rights to use images on a per-use basis and provides customers with the option to reserve the rights to an image for a particular type of publication, for a specified period of time, in a particular geographic area or in a specific industry. This rights-control system is critical in allowing us to grant the right to use the same image multiple times, thus maximizing the return per image.

          The Image Bank is a leading provider of contemporary and archival stock photography, film footage and illustrations worldwide. Its products are offered through a worldwide network of Company-operated offices and franchisees.

          VCG is a leading provider of contemporary and archival stock photography, film footage and illustrations worldwide, operating under the brand names of FPG (North America), Bavaria (Germany), Pix (France) and Telegraph Colour Library (U.K.). These brands offer products through a worldwide network of Company-operated offices and agents.

  Press and Editorial Customers

     We supply images to a customer base of professional image users who are involved in the publication of newspapers, books and magazines, both online and in traditional media, as well as the production of documentaries, and other editorial media. The imagery that is provided to these customers ranges from contemporary news, celebrity and feature material and sports imagery, to archival imagery covering major political, social and sporting events since the beginning of photography in the early nineteenth century. These customers are looking for imagery that conveys information to illustrate the story they are covering and often requires the imagery to be delivered rapidly after the event has occurred.

     The following branded products are targeted primarily to our press and editorial customers:

          Allsport is a leading provider of sports photography worldwide, with an archive of an estimated five million still images from sporting events around the world dating from 1896, and includes visual content that is both specialist and generalist, most of which is wholly owned by Allsport. Allsport is a commissioned photographer for the International Olympic Committee and the U.S. Olympic Committee marketing partners, Major League Baseball, Major League Soccer and the WTA Tour. Allsport works with more than 45 contributing photographers, the majority of which are full-time Getty Images employees.

          Colorific/Online USA specializes in the sourcing and distribution of celebrity imagery over the Internet.

          Hulton Archive is one of the largest privately owned collections of archival photography in the world. This vast archive, totaling more than 18 million still images, has been collected from all over the world and consists of significant events, people and places from the nineteenth and twentieth centuries, and vintage prints by renowned photographers such as Man Ray, Bill Brandt, Alfred Eisenstadt and Robert Capa.

          Liaison Agency is a provider of news and reporting photography that serves North America. Liaison Agency receives material from an estimated 800 photographers worldwide and its library contains photographs covering the major events, personalities and entertainment of the last 30 years.

          Newsmakers is a New York-based online news photography service that provides real-time news photography from around the world in digital format for use by newspapers, magazines, Websites and publishers.

  Business User Customers

     In February 2001, we launched www.gettyworks.com, a comprehensive Website for creating a wide range of business communication materials, including reports, newsletters, stationery, Websites and presentations. Gettyworks.com offers a wide variety of images, presentation and document templates, and step-by-step instructions, articles and tips. Customers may pay a modest membership fee for one year of access to gettyworks.com or individually purchase and download photos, illustrations, clip art, cartoons, fonts, Web art images, movies and sounds.

D. IMAGE CREATION

  Image Creation and Editing

     For our creative customers, we have creative teams in London, Los Angeles, Munich, Paris, Seattle and New York that analyze customer requests and buying behavior and perform research in key markets in order to target and source images. We work with more than 4,500 active contributing photographers to serve the creative professional, including highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds.

     We continue to systematically select our most widely used images for digitization. All digitized images are available for search, selection and immediate download from their respective Websites 24 hours a day, seven days a week.

     For customers seeking film footage, we maintain and license a growing library of an estimated 30,000 hours of commercially desirable cinematography covering a broad range of contemporary and archival subject matter. Our film business represents imagery from an estimated 850 cinematographers and film producers, which is cataloged on computer for quick access and retrieval in film, tape and digital formats.

     For our press and editorial customers, our ability to source imagery from events taking place as they occur and make them immediately available to customers is critical to our success. To this end, we have production hubs in New York, Los Angeles, London and Sydney to which photographers can submit imagery at any time. To serve our press and editorial customers, we employ approximately 50 staff photographers and have contractual relationships with an estimated 1,000 additional photographers. In addition to topics that we believe will be of interest perennially, we seek to identify upcoming events that will generate demand for particular archival images. We also offer in-depth research services for more extensive projects that our customers may have or imagery they may require immediately. We digitize thousands of images per week and make them available through a proprietary online subscription service and over the Internet. By using digital technologies, we are able to have new images online within fifteen minutes of creation from major events such as The World Series or The Academy Awards. In addition, we continually review our existing analog collections and select imagery for digitization, which we anticipate will be requested by customers.

E. MARKETING, SALES AND DISTRIBUTION

  Marketing

     We reach our customers through a diverse set of marketing methods, such as Websites and printed catalogs. We believe that these methods create brand awareness and, in many cases, act as sales tools in the selection of image products for license. We also serve our international markets by producing localized marketing materials where appropriate.

     Online Marketing. Our Websites act as marketing tools as well as sales tools, making the images of each collection available for research and selection online. For example, our press and editorial brands regularly provide a summary of the latest breaking stories to their respective Websites where customers can see, purchase and download available imagery.

     Printed Catalogs and Direct Mail. We use catalogs to market the contemporary photography of our creative professional and press and editorial brands. We believe that our catalog quality contributes to our strong reputation and the catalogs drive demand for our images both to our Websites and into our customer service centers.

     Demonstration Reels. We market our film footage through demonstration reels sent directly to our existing and potential customers. These demonstration reels contain samples of available footage.

  Sales and Distribution

     While we are focused on directing our customers to the e-commerce environment, we continue to support and serve our customers who wish to receive our branded content products through traditional analog means, which involves the physical distribution of imagery on duplicate film transparencies. In many instances, we serve customers through a combination of e-commerce and more traditional methods of customer service.

     Digital Sales and Distribution. We actively sell and promote digital distribution of imagery and related products and services through the Internet. We believe this offers our customers advantages in terms of convenience, speed and cost efficiency, and enables us to achieve greater economies of scale. All of our stock photography brands can be accessed through www.gettyimages.com, www.gettyone.com or, in most cases, through individual brand Websites. For our press and editorial customers, we distribute through individual brand Websites as well as an ISDN Point-to-Point network, the Photo Stream satellite network maintained by the Associated Press, and a number of other third-party provided digital transmission methods.

     Traditional Analog Sales and Distribution. We also provide images through our broad international distribution network of company-operated offices and agents and distributors in approximately 50 countries. We believe that control of our outlets results in more focused sales and marketing activities and better brand maintenance. A direct sales force and key account management team targets advertising, publishing and communications companies, as well as other high volume users of images. Our direct sales force focuses on reaching image purchasers who are generally responsible for large order purchases. In order to assist our customers in using the images, our sales force includes technical support staff and training personnel who provide training to customers. These consultants have expertise in digital image applications, design tools and photo manipulation methodologies.

     Product Rights. We maintain ownership or control of our products at all times. Customers may purchase the rights, on an exclusive or non-exclusive basis, to use single images, video and film clips or CD-ROM products containing multiple images. Customers may also purchase rights to our press and editorial products on a subscription basis. Ownership of the images never passes to the customer.

F. OPERATIONS AND TECHNOLOGY

     We have implemented a broad range of technology, systems and services to enable customers to search, select, purchase and download digital content. These systems span multiple operational activities, including customer interaction, transaction processing, order fulfillment, invoicing and customer relationship management. We use a set of software applications for:

     - Categorizing digital content and embedding appropriate keywords and search data (metadata);

     - Searching large information databases (across languages and linguistic context);

     - Presenting detailed information related to specific digital content elements;

     - Managing online e-commerce transactions for the purchase of digital content;

     - Managing invoice generation and accounts receivable from customers; and

     - Tracking a broad range of intellectual property rights and permissions.

     These services and systems use a combination of our proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business. We intend to continue to investigate, qualify and develop technology and internal systems that support key areas of our business to enhance the online and offline experience for our customers. In particular, we have implemented and continue to develop a flexible infrastructure that will facilitate the sale and distribution of third-party digital content through our online e-commerce systems.

     Our image search, image selection, rights management, customer interaction, order collection, fulfillment and back-end systems are proprietary. Our online platform architecture is primarily based on Microsoft technologies. These systems were designed to provide reliable e-commerce connectivity and responsive online customer interaction. Our systems infrastructure is hosted internally at multiple locations and externally at Exodus Communications. Both internal and external hosting centers provide 24-hour monitoring, power generators and limited back-up systems.

G. COMPETITION

     The market for visual content and related products and services is highly competitive. We believe that the principal competitive factors are name recognition, company reputation, the quality, relevance and diversity of the images, the quality of contributing photographers and cinematographers under contract with a company, effective use of developing technology, customer service, pricing, accessibility of imagery, distribution capability and speed of fulfillment. Our current or potential competitors include: other large visual content providers such as Corbis Corporation, Index Stock Photography and Zefa Visual Media; specialized visual content companies that are well established in their local, content or product-specific markets such as Reuters News Service, the Associated Press and Agence France Presse; stock film footage businesses such as Sekani, Inc.; and commissioned photographers. There are also thousands of very small stock photography and film footage agencies throughout the world. In addition to competitors and competitive factors applicable to the visual content industry as a whole, our individual brands are subject to competitors and competitive factors specific to each brand.

     Please see "Factors That May Affect the Business" for more information about the competitive conditions in the visual content industry.

H. INTELLECTUAL PROPERTY

     Most of the images distributed by us under our various brands are obtained from independent photographers and cinematographers on an exclusive basis. Professional photographers and cinematographers prefer to retain ownership of their work. As a result, copyright to an image remains with the contributing photographer or cinematographer in most cases, while we obtain the exclusive right to market the image on behalf of the photographer or cinematographer for a period of time (generally a minimum of five to seven years, which we believe to be the useful life of contemporary images). A substantial portion of the images of Allsport and Hulton Archive, and certain images of our other brands, are owned by us or are in the public domain.

     We also own numerous trademarks that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks generally can be renewed indefinitely as long as the trademarks are in use (please see below at Item 1. Business -- I. "Factors That May Affect the Business -- Our Right to Use The Getty Trademarks Is Subject to Forfeiture in The Event We Experience a Change of Control" for more information about certain of our trademarks).

I. FACTORS THAT MAY AFFECT THE BUSINESS

     IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR COMPANY BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE FOLLOWING LIST IS NOT INTENDED TO BE EXHAUSTIVE.

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE COMPANIES WE ACQUIRE, INCLUDING VISUAL COMMUNICATIONS GROUP (VCG) AND THE IMAGE BANK (TIB), OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     As a result of the acquisition strategy we have pursued since our inception in 1995, our senior management has focused significant attention on integrating acquired businesses. Our future performance will largely depend on our ability to integrate the operations of acquired companies, particularly VCG (acquired in March 2000) and TIB (acquired in November 1999). These acquisitions create risks such as:

     - disruption of our ongoing business;

     - difficulty assimilating the operations, including financial and accounting functions, sales and marketing procedures, technology and other corporate administrative functions of the combined companies;

     - diversion of attention of our senior management from existing operations and other potential business opportunities;

     - challenges associated with converting content from the analog format to digital format, particularly the core collections of TIB and VCG;

     - problems combining personnel of the acquired companies with our existing personnel; and

     - problems retaining key employees from the acquired companies.

     We cannot guarantee that we will successfully integrate VCG or TIB or any other acquired companies with our business.

FAILURE TO MANAGE CHANGE MAY ADVERSELY AFFECT OUR BUSINESS.

     The changes that have occurred, and that we anticipate may continue to occur, in our industry and operations have and may continue to place a significant strain on our resources, particularly in light of the fact that we conduct business around the world. To manage this change, we are implementing new operational and financial systems and procedures and controls, are attempting to train and upgrade our employee base, and are working to ensure close coordination among our technical, accounting, finance, marketing, sales and editorial staffs.

WE MAY LOSE CUSTOMERS IF WE ARE UNABLE TO DETERMINE CURRENT OR FUTURE TRENDS AND MAINTAIN UP-TO-DATE CONTENT IN OUR COLLECTIONS.

     Our future performance depends on our ability to review and refresh our collections based on current and future trends in order to provide our customers with the most up-to-date content. Many of our customers are sensitive to the latest trends and require new and fashionable content to meet their needs. If we are unable to determine such trends and add new imagery, or fail to do so in a timely manner, customers requiring such content may use other visual content providers to obtain imagery.

ACQUISITION-RELATED CHARGES AND RESTRUCTURING COSTS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

     Our operating results and earnings in future periods may be adversely affected as a result of acquisition-related charges, including:

     - significant goodwill amortization charges;

     - transaction costs; and

     - other related restructuring and integration charges.

     We could be required to write-down the unamortized value of such goodwill in the future at an accelerated rate in the event that it suffers an impairment in value. For example, in the fourth quarter of 2000, the Company determined that long-lived assets were impaired and wrote off $53.4 million of Art.com goodwill. Future acquisitions by us, if any, could generate goodwill and other intangibles that could result in similar charges to be amortized against our future earnings.

     We incurred net integration and restructuring costs of $41.6 million during 1998, 1999 and 2000 following the plans to integrate all our businesses and to otherwise restructure and reorganize our business to try to best serve our customers and develop our business. Further integration of our existing businesses and businesses we may acquire in the future may result in similar or greater integration and restructuring costs, which will negatively affect our future earnings.

OUR QUARTERLY FINANCIAL RESULTS MAY FLUCTUATE.

     Historical trends and quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. It is possible that some future quarterly results may be below the expectations of public market analysts and investors. In this event, the trading prices of our subordinated notes and our common stock may fall. Our revenues and operating results are expected to vary from quarter-to-quarter due to a number of factors, including:

     - demand for our products;

     - our ability to continue to move customers to the digital distribution of imagery;

     - changes in sales mix, including the mix of sales of analog and digital imagery, wholly-owned and licensed imagery, and the geographic and brand distribution of such sales;

     - our ability to attract visitors to our Websites and the frequency of repeat purchases by our customers;

     - shifts in the nature and amount of publicity about us, our competitors or the visual content industry;

     - changes in the growth rate of Internet commerce;

     - our ability to enhance our technology to accommodate any future growth in our operations or customers;

     - changes in our pricing policies or the pricing policies of our competitors;

     - changes in government regulation;

     - costs related to potential acquisitions of technology or businesses;

     - changes in U.S. and global financial and equity markets; and

     - changes in U.S., global or regional economic and political conditions.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR EXISTING OR POTENTIAL COMPETITORS.

     The visual content industry is highly competitive. We compete directly with a number of large and small visual content companies and commissioned photographers to provide imagery to businesses and consumers.

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

WE MAY NOT BE ABLE TO TAKE ADVANTAGE OF THE GROWTH OF NEW MARKETS.

     Our strategy depends largely on our ability to attract customers to our Websites and to encourage and take advantage of the growth of new markets. We will continue to seek strategic alliances and acquisitions to create new markets, products and services. We believe that our ability to facilitate market acceptance of our imagery, related products and services and our brands, and enhance our sales and marketing capabilities depends on our ability to develop and maintain Internet-related strategic alliances and acquisitions. The market for Internet-related alliances and acquisitions can be competitive and we cannot guarantee that we will be successful in negotiating additional alliances or acquisitions on favorable terms, if at all. We also cannot be sure that any such alliances or acquisitions will assist us in attaining our goals.

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

     - the level of customer comfort with the process of downloading visual content;

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

WE MAY NOT SUCCEED IN ESTABLISHING THE "GETTY IMAGES" BRAND.

     Historically, we have marketed each Getty Images' brand as its own collection. We have begun marketing certain of our images using the "Getty Images" brand. Successful positioning of the "Getty Images" brand will largely depend on the success of our advertising and promotional activities and our ability to provide customers with high quality products and strong customer service. We believe that a favorable customer reception of this brand is important to our future success. If our brand enhancement strategies are unsuccessful, we may be unable to realize potential benefits of "Getty Images."

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR EXECUTIVE CHAIRMAN AND CHIEF EXECUTIVE OFFICER.

     Our future success depends, in part, on the continued service of Mr. Mark Getty, our Executive Chairman, and Mr. Jonathan Klein, our Chief Executive Officer. Mr. Getty and Mr. Klein are each party to an employment agreement with us for a minimum period of two and three years, respectively, commencing in February 1998 and June 1999, respectively. We do not have "key person" life insurance policies covering either Mr. Getty or Mr. Klein.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO IDENTIFY, ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

     Our future success will depend upon our ability to identify, attract, retain and motivate highly skilled technical, managerial, new product development, editorial, merchandising, sales, marketing and customer service employees. Competition for qualified personnel is intense in the visual content industry. We cannot guarantee that we will be successful in our efforts to attract and retain such personnel.

     Additionally, several members of our senior management team joined us in 2000. These individuals are currently becoming integrated with the other members of our management team. We believe the successful integration of our management team is critical to manage our operations effectively.

WE MAY EXPERIENCE SYSTEM FAILURES AND SERVICE INTERRUPTIONS ON OUR WEBSITES THAT COULD RESULT IN ADVERSE PUBLICITY, CUSTOMER DISSATISFACTION AND REVENUE LOSSES.

     A key component of our growth strategy is the increased digitization of our imagery and the distribution of such imagery and related products and services over the Internet. As a result, our revenues are, and will continue to be, dependent on the ability of our customers to access our Websites. In the past, we have experienced occasional system interruptions that made our Websites unavailable or prevented us from efficiently fulfilling orders. While we have made improvements in this area over the past eighteen months, we cannot be sure that we can prevent these interruptions in the future. System failures or interruptions will inconvenience our users and may result in negative publicity and reduce the volume of images we license online and the attractiveness of our online products and services to our customers.

     We will need to add software and hardware and upgrade our systems and network infrastructure to accommodate increased traffic on our Websites and increased sales volume. Without these upgrades, we will face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our Websites and, therefore, the integration, timing and cost of these upgrades are uncertain.

     The computer and communications hardware necessary to operate our corporate group and much of our e-commerce operations is located at facilities in the Seattle, Washington metropolitan area. Our other businesses have systems in other locations worldwide. Any of these systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. In addition, while we take steps to ensure the security and integrity of our systems, computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions or delays that could temporarily prevent us from providing services and accepting and fulfilling customer orders. We do not have full redundancy for all of our computer and telecommunications facilities.

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

     The Getty Group collectively owned approximately 23.32% of the outstanding shares of our common stock as of March 1, 2001, and comprises the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark Getty, our Executive Chairman; and Mr. Jonathan Klein, our Chief Executive Officer.

     The Torrance Group collectively owned approximately 6.52% of the outstanding shares of our common stock as of March 1, 2001, and comprises the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (Torrance); and certain of their family members.

     Pursuant to shareholders agreements among us, the Getty Group and the Torrance Group, none of the members of the Getty Group or the Torrance Group may transfer their shares of our common stock except in accordance with the terms of those agreements.

     Two other stockholders, Pilgrim Baxter & Associates Ltd. and Waddell & Reed Investment Management Company, owned approximately 8.0% and 7.4%, respectively, of the outstanding shares of our common stock as of March 1, 2001.

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

OUR RIGHT TO USE THE GETTY TRADEMARKS IS SUBJECT TO FORFEITURE IN THE EVENT WE EXPERIENCE A CHANGE OF CONTROL.

     We own trademarks and trademark applications through our subsidiaries regarding the names Getty Images and Hulton Getty, and derivatives of those names, including the name "Getty," and the related logo. We will use "Getty" as a corporate identity as do our subsidiaries and we may use "Getty" as a product or service brand in the future. We refer to the above as the "Getty Trademarks." In the event that a third party or parties not affiliated with the Getty family acquire control of us, Getty Investments L.L.C. has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Trademarks, after which time we no longer would have the right to use the Getty Trademarks. Getty Investments' right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

     Getty Investments L.L.C. owns approximately 21.09% of the outstanding shares of our common stock as of March 1, 2001. Mr. Getty serves as the Chairman of Getty Investments, while Mr. Klein and Mr. Andrew Garb, a member of our Board of Directors, serve on the Board of Getty Investments.

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

     We have been subject to a variety of third-party infringement, misuse and misappropriation claims in the past and will likely be subject to similar claims in the future. We license a portion of our visual content from photographers and cinematographers. While we require the photographers and cinematographers to obtain and provide us with adequate releases for the people and property in the imagery, we cannot guarantee that each photographer or cinematographer holds the rights or releases it claims or that such rights and releases are adequate. As a result, we may be subject to infringement, misuse and misappropriation claims by third parties.

OUR INDEBTEDNESS COULD REDUCE OUR FLEXIBILITY AND MAKE US MORE VULNERABLE TO ECONOMIC DOWNTURNS.

     Our level of indebtedness will pose substantial risks to our security holders, including the risk that we may not be able to generate sufficient cash flow to satisfy our obligations under our indebtedness or to meet our capital requirements. A portion of our cash flow from operations will be dedicated to the payment of principal and interest on our senior credit facility, our 4.75% convertible subordinated notes due 2003 and our 5.0% convertible subordinated notes due 2007. Our ability to service our indebtedness will depend on our future performance, which will be affected by general economic conditions and financial, business and other factors, many of which are beyond our control. Such indebtedness could have important consequences to our security holders, including the following:

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

OUR BUSINESS IS SENSITIVE TO CHANGES IN ECONOMIC AND POLITICAL CONDITIONS

     Any economic, business or industry conditions that cause customers or potential customers to reduce, postpone or stop their purchases of imagery, or to reduce the value of each image that is purchased, could have a negative effect on our sales and profitability. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local, regional and global economic conditions, political instability, and changes in applicable tax laws (including U.S. tax laws on our foreign operations).

     There has been a recent slowdown in advertising, which potentially could have an impact on the demand for the Company's products and services.

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

THE TRANSITION TO THE EURO WILL REQUIRE US TO MODIFY OUR EXISTING OPERATIONS AND SYSTEMS.

     In January 1999, eleven member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro). The Euro was established to replace the separate currencies of these eleven countries. The number of countries adopting the Euro has since increased to twelve. The Euro is scheduled to be phased in over a three-year period ending January 1, 2002. In order to effectively handle transactions in the new currency, we are modifying our systems and commercial arrangements. Modifications are necessary in areas such as tax, payroll, benefits and pension systems, contracts with suppliers and customers, internal financial reporting systems and information technology systems. Although transactions may also be made in the currencies of the member countries during the three-year transition period, we will use dual currency processes for our operations during the transition period. We may not be able to identify or successfully solve all problems associated with the transition and a material disruption of our business may occur.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL NEEDS.

     We currently anticipate that our available cash resources, cash flow from operations and our senior credit facility will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the following 12 months. After this time, if we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to, among other things, promote our products and services, develop new and enhanced services, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to promote our products and services successfully, develop or enhance services, respond to competitive pressures or take advantage of acquisition opportunities. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing new debt, the new debt could be senior indebtedness and we may be subject to limitations on our operations, including limitations on the payment of dividends. Changes in U.S. and global financial and equity markets, including significant fluctuations in interest rates and the price of our equity securities, may impede our access to, or increase the cost of, external financing for our operations and acquisitions.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     The market price of our common stock has been volatile. For example, for January 1, 2000 through March 1, 2001, the market price for our common stock has ranged from $21.250 to $64.375. Fluctuations in the trading price of our common stock may continue in response to a number of events and factors, including the following:

     - quarterly variations in operating results and announcements of innovations;

     - new products, services and strategic developments by us or our competitors;

     - business combinations and investments by us or our competitors;

     - variations in our revenues, expenses or profitability;

     - changes in financial estimates and recommendations by securities analysts;

     - failure to meet the expectations of securities analysts;

     - performance by other visual content companies;

     - news reports relating to trends in the visual content, Internet or other product or service industries;

     - changes in U.S. and global financial and equity markets; and

     - changes in U.S., global or regional economic and political conditions.

     Any of these events may cause the price of our shares to fall. In addition, the stock market in general and the market prices for e-commerce companies in particular have experienced significant volatility (including, recently steep declines) that in some cases has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the market price of our shares, regardless of our operating performance.

J. RELATIONSHIP WITH OUR EMPLOYEES

     At December 31, 2000, we had 2,489 employees. Of these, 1,442 were located in North America, 935 in Europe and 112 in the rest of the world. We believe that we have satisfactory relations with our employees.

K. GOVERNMENTAL REGULATION

     All of our facilities, including those in the United States, are subject to environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our business, financial condition or results of operations.

L. RECENT SIGNIFICANT EVENTS

     On October 9, 2000, Elizabeth J. Huebner joined the Company as Senior Vice President and Chief Financial Officer.

     Please see above at Item 1. Business -- B. "Background" for recent developments regarding Art.com.

ITEM 2. PROPERTIES

     Our principal executive offices and worldwide headquarters are in Seattle, Washington. We also have a significant presence in London, England.

     In Seattle, we rent approximately 121,400 square feet of office space pursuant to four leases. Leases covering approximately 79,600 square feet, 7,000 square feet, 26,200 square feet and 8,600 square feet expire in May 2004, September 2004, March 2003 and December 2002, respectively. We also have surplus office space of 63,000 square feet subleased until 2003. In November 1999, we signed a twelve-year lease for approximately 179,000 square feet of office space in Seattle. This lease is targeted to commence in September 2001 and will serve to consolidate our office space in Seattle.

     In London, we utilize approximately 81,200 square feet of office space pursuant to eight leases. The leases cover approximately 14,400 square feet, 23,200 square feet, 20,000 square feet, 9,700 square feet, 5,700 square feet, 3,200 square feet, 5,000 square feet and 13,000 square feet and will expire in 2015, 2010, 2008, 2014, 2002, 2002, 2002 and 2010, respectively. We also own one freehold property of approximately 8,000 square feet in London. We are continuing to consolidate our office space in London and to attempt to dispose of surplus office space.

     In addition, we lease office space for our wholly owned offices throughout the world in key business centers.

     Our existing facilities are adequate and appropriate for our operations.

ITEM 3. LEGAL PROCEEDINGS

     On September 14, 1999, Chanelle Desautels filed a lawsuit in the Supreme Court of the State of New York against EyeWire, Inc. and various other defendants alleging unauthorized use and publication of a photograph of Ms. Desautels. The plaintiff sought approximately $8.0 million in damages. In November 2000, the parties to the lawsuit agreed to a settlement of the matter and subsequently entered into a settlement agreement pursuant to which the plaintiff dismissed the lawsuit. Superstock, Inc., the original provider of the photograph, has agreed to indemnify us against all claims in this lawsuit pursuant to agreements dated June 10, 1997 and May 1, 2000.

     On June 4, 1999, Charles Mason filed a lawsuit in U.S. District Court for the Southern District of New York against TIB alleging breach of contract for failure to return a number of transparencies (original photographic images) after termination of an exclusive agency agreement with Mr. Mason, a photographer. The plaintiff sought approximately $2.8 million in damages. In April 2000, we entered into a settlement agreement with the plaintiff and as a result the lawsuit was dismissed. Under the terms of the purchase agreement we entered into to acquire TIB in November 1999, Eastman Kodak Company, the prior sole shareholder of TIB, agreed to indemnify us from and against all of the claims made by Mr. Mason.

     We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringement of the trademarks and other intellectual property rights of third parties, such as the failure to secure model and property releases. We have accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims prior to the balance sheet date. Presently, there are no pending legal proceedings to which we are a party or to which any of our property is subject which, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "GETY." The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices of our common stock as reported on the Nasdaq National Market.

                                                            HIGH        LOW
                                                           -------    -------
Year Ended December 31, 1999
First Quarter............................................  $25.125    $15.875
Second Quarter...........................................   30.500     17.000
Third Quarter............................................   26.625     16.250
Fourth Quarter...........................................   56.125     18.125
Year Ended December 31, 2000
First Quarter............................................   64.375     35.500
Second Quarter...........................................   45.375     25.000
Third Quarter............................................   44.000     27.750
Fourth Quarter...........................................   37.375     21.250

     On March 1, 2001, the closing market price of our common stock as reported on the NASDAQ National Market was $26.25 per share.

     There were approximately 180 holders of record of our common stock as of March 1, 2001.

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

                                                                                        GETTY
                                                                                 COMMUNICATIONS PLC
                                                    GETTY IMAGES, INC.          (PREDECESSOR COMPANY)
                                             --------------------------------   ---------------------
                                                             YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                                2000        1999     1998(1)      1997        1996
                                             ----------   --------   --------   ---------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales......................................  $  484,846   $247,840   $185,084   $100,797    $ 85,014
Income/(loss) before income taxes..........    (164,151)   (69,493)   (32,873)     7,895       5,710
Net income/(loss)..........................    (169,334)   (67,833)   (36,383)     4,022       2,728
                                             ==========   ========   ========   ========    ========
Income/(loss) per share before
extraordinary item
  Basic....................................  $    (3.41)  $  (1.94)  $  (1.22)  $   0.11    $   0.10
  Diluted..................................       (3.41)     (1.94)     (1.22)      0.10        0.10
Net income/(loss) per share
  Basic....................................       (3.40)     (1.94)     (1.25)      0.11        0.10
  Diluted..................................       (3.40)     (1.94)     (1.25)      0.10        0.10
Shares used in computing per share amounts
  Basic....................................      49,708     35,049     29,160     37,908      27,442
  Diluted..................................      49,708     35,049     29,160     38,765      27,832
                                             ==========   ========   ========   ========    ========
OTHER OPERATING DATA:
EBITDA(2)..................................  $   94,416   $ 34,998   $ 35,350   $ 19,347    $ 15,608
EBITDA per basic share.....................  $     1.90   $   1.00   $   1.21   $   0.51    $   0.57
Ratio of earnings to fixed charges(3)......         N/A        N/A        N/A       4.16        3.07
Deficiency of earnings to fixed
  charges(4)...............................  $  164,151   $ 69,493   $ 32,873   $     --    $     --
                                             ==========   ========   ========   ========    ========
CONSOLIDATED BALANCE SHEET DATA:
Total assets...............................  $1,100,636   $939,569   $462,863   $171,638    $163,504
Long-term debt, net of current
  maturities...............................     274,427    101,802     72,354     14,657      17,910
                                             ==========   ========   ========   ========    ========

---------------
(1) Reflects the combination of the consolidated statement of operations of Getty Communications plc, our predecessor company, for the period January 1, 1998 through February 9, 1998 and the Company's consolidated statement of operations for the period February 10, 1998 through December 31, 1998.

(2) "EBITDA" is defined as earnings before income taxes, depreciation, amortization, interest, exchange gains/(losses), and when applicable, loss on impairment, debt conversion expense, integration and restructuring costs, extraordinary items and other income and expenses. Thus, EBITDA with respect to us comprises sales less cost of sales and selling, general and administrative expenses. We believe that EBITDA provides investors and analysts with a measure of operating income unaffected by the financing and accounting effects of acquisitions and assists in explaining trends in our operating performance. EBITDA should not be considered as an alternative to operating income as an indicator of our operating performance or to cash flows as a measure of our liquidity. EBITDA may not be comparable to other similarly titled measures used by other companies.

(3) Ratio of earnings to fixed charges means the ratio of net income (before fixed charges and income taxes) to fixed charges, where fixed charges are the aggregate of interest, amortization of the costs related to debt and an allocation of rental charges to approximate equivalent interest.

(4) Due to the losses in 2000, 1999 and 1998, the ratio of earnings to fixed charges was less than 1:1. The Company must generate additional earnings in the amounts indicated in the table to achieve a ratio of 1:1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with our consolidated financial statements and the notes thereto, Item 6. "Selected Consolidated Financial Data," and the other financial information contained elsewhere and incorporated by reference in this Annual Report. In the following discussion, "we," "us" and "our" refer to Getty Communications plc for 1996 and 1997, Getty Communications plc combined with Getty Images, Inc. and subsidiaries (the Company) for 1998, and the Company for 1999 and 2000.

     In addition to historical information, the discussion in this section may contain certain forward-looking statements that involve risks and uncertainties. The forward-looking statements relate to, among other things, operating results, trends in sales, gross profit, operating expenses, effective tax rates, anticipated expenses and liquidity and capital resources. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those set forth under
Item 1. Business -- I. "Factors That May Affect The Business."

OVERVIEW

     The Company is a leading e-commerce provider of visual content and related products and services to businesses worldwide, distributing products digitally via the Internet and on CD-ROMs, as well as in film transparency form. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry's leading brands under one centralized corporate structure. We work with more than 4,500 active, contributing photographers and an estimated 850 cinematographers and film producers to obtain or create our content. We control an estimated 70 million still images and an estimated 30,000 hours of film footage.

     We provide our high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms, corporations and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and business users and small office/home office users. By aggregating the content of our various leading brands on the Internet and partnering with third-party providers, we offer a comprehensive and user-friendly solution for our customers' imagery and related product needs.

     Our revenue is derived from granting rights to use images and from providing related services. Revenue principally consists of a large number of relatively small transactions involving granting rights to use single images, video and film clips or CD-ROM products containing between 100 and 300 images. We also generate revenue from subscription or bulk purchase agreements where customers are provided access to imagery online. We use a variety of distribution platforms, including digital distribution via the Internet and CD-ROMs as well as analog distribution of 35mm film, video and analog transparencies. Price is generally determined by resolution size, and the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups.

     Our cost of sales primarily consists of commission payments to contributing photographers and cinematographers. These suppliers are under contract with subsidiaries of the Company and receive payments of up to 50% of the sales value, depending on the type of product and where and how the product is sold. We own a significant number of the images in our collections and these images do not require commission payments. Cost of sales also includes, to the extent applicable, shipping and handling costs for duplicate transparencies, the costs of CD-ROM production and costs associated with framing and shipping art products. As a result, our gross margin is impacted by the mix of sales conducted digitally on the Internet, sales of wholly-owned imagery, geographic distribution of sales and brand sales mix.

ACQUISITIONS

     During 2000, 1999 and 1998, the Company acquired all of the outstanding stock of various companies in the visual content market.

  VCG

     On March 22, 2000, the Company acquired Visual Communications Group Holdings, Ltd., VCG Holdings LLC, and Definitive Stock, Inc. from their parent, Visual Communications Group B.V. (a subsidiary of United News & Media plc). The Company also acquired Visual Communications Group Deutschland GmbH from its parent United News & Media plc. These acquired companies are collectively referred to as VCG, and provide stock photography, specialty image collections and news and feature photography internationally. The total purchase price was $226.9 million, including $204.7 million in cash, $18.7 million in debt assumed and paid and $3.5 million in related transaction costs. Net assets of $1.1 million were acquired, as well as $25.8 million in identifiable intangibles that are amortized over their useful lives ranging from five to 10 years. The remaining goodwill of $200.0 million is amortized over 10 years.

  Other 2000 Acquisitions

     During 2000, the Company also made the following acquisitions with cash, common stock, and/or exchangeable preferred stock exchangeable into common stock: i/us Corporation, an Ontario corporation and provider of specialty graphics and publishing tools to Website developers, designers and graphics users; Cass & Cass Ltd. (d/b/a TIB-UK), the agent of The Image Bank (TIB) in the United Kingdom; four additional TIB agents in the United States, Canada and Sweden; and a stock photo agency in Australia. The aggregate purchase price, net assets acquired and related goodwill, respectively, were $28.5 million, $0.6 million, and $27.9 million. The pro forma sales and net income or loss of these acquisitions are immaterial and therefore are not included below.

  Art.com

     On May 4, 1999, Getty Images acquired Art.com, a leading provider of framed and unframed art and art-related products on the Internet. The total purchase price was $135.0 million, including $10.0 million in cash, $115.7 million in common stock, $5.9 million related to stock options exchanged and $3.4 million in related transaction costs. Net assets of $13.1 million were acquired, leaving goodwill of $121.9 million to be amortized over three years. After a cash flow analysis was performed in the fourth quarter of 2000 for Art.com and a related business that operates as a division of Art.com, the Company determined that long-lived assets were impaired. As such, the Company wrote off $53.4 million of Art.com goodwill, reducing the carrying value of the remaining long-lived assets to their estimated fair value, as determined by a third-party estimate.

  The Image Bank

     On November 24, 1999, the Company acquired The Image Bank (TIB), a leading provider of visual content to the advertising design, publishing, corporate, broadcast and editorial markets. The total purchase price was $193.3 million, including $183.2 million in cash and $10.1 million in related transaction costs. Net assets of $1.9 million were acquired, as well as $20.1 million in identifiable intangibles that are amortized over their useful lives ranging from five to 10 years. The remaining goodwill of $171.3 million is amortized over 10 years.

  Other 1999 Acquisitions

     During 1999, the Company also made the following acquisitions with cash, common stock, and/or exchangeable preferred stock exchangeable into common stock: EyeWire, a provider of royalty-free photography, video, typefaces, software and other design resources; Online USA, an agency specializing in the sourcing and distribution of celebrity imagery over the Internet; American Royal Arts, a leading provider of animation art; and Newsmakers, a digital news agency covering events, news and celebrity photography. The aggregate purchase price, net liabilities acquired and related goodwill, respectively, were $45.1 million, $2.7 million, and

$47.8 million. The pro forma sales and net income or loss of these acquisitions are immaterial and therefore are not included below.

  Allsport

     On February 10, 1998, the Company acquired Allsport, a worldwide sports photography company, providing images to the sports journalism market and the broader market of advertisers and sports promoters. The total purchase price was $51.1 million, including $27.0 million in cash, $14.7 million in common stock, $8.5 million related to stock options exchanged and $0.9 million in related transaction costs. Net assets of $0.6 million were acquired, as well as $4.6 million in identifiable intangibles that are amortized over their useful lives ranging from two to three years. The remaining goodwill of $45.9 million is amortized over 20 years.

  PhotoDisc

     On February 9, 1998, the Company acquired PhotoDisc, a developer and marketer of digital stock photography, products and electronic delivery of images. The total purchase price was $245.7 million, including $34.1 million in cash, $171.8 million in common stock, $29.7 million related to stock options exchanged and $10.2 million in related transaction costs. Net assets of $3.3 million were acquired, as well as $46.4 million in identifiable intangibles that are amortized over their useful lives ranging from two to three years. The remaining goodwill of $196.0 million is amortized over 20 years.

  Other 1998 Acquisitions

     During 1998, the Company also made the following acquisitions with cash and common stock: Energy Film Library, a provider of contemporary stock footage; and Liaison, a provider of photographs to the photojournalism market. The aggregate purchase price, net liabilities acquired and related goodwill, respectively, were $26.9 million, $1.0 million, and $27.9 million. The pro forma sales and net income or loss of these acquisitions are immaterial and therefore are not included below.

     The following unaudited pro forma information shows the Company's results of operations for the years ended December 31, 2000, 1999 and 1998 as if the acquisition of VCG had occurred on January 1, 1999 and as if the acquisitions of TIB, Art.com, PhotoDisc and Allsport had occurred on January 1, 1998. The pro forma information includes adjustments related to the financing of the acquisitions, the effect of amortizing goodwill and other identifiable intangibles acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only, and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or those which may occur in the future (in thousands, except per share data).

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000         1999         1998
                                                   ---------    ---------    --------
                                                              (UNAUDITED)
Sales............................................  $ 504,190    $ 409,318    $263,003
Loss before extraordinary items..................   (180,504)    (143,855)    (93,322)
Net loss.........................................   (180,120)    (143,855)    (94,152)
Basic and diluted net loss per share.............  $   (3.62)   $   (3.94)   $  (2.82)

IMPAIRMENT OF LONG-LIVED ASSETS

     In the fourth quarter of 2000, Art.com, a subsidiary, did not meet its revenue targets and incurred a larger than expected loss, which led the Company to believe an impairment of long-lived assets may exist at December 31, 2000. After performing a cash flow analysis of Art.com and a related business that operates as a division of Art.com, the Company determined that the long-lived assets were impaired. As a result, the Company wrote off $53.4 million of Art.com goodwill, reducing the carrying value of the remaining long-lived assets to their estimated fair value, as determined by a third-party estimate. In the first quarter of 2001, the

Company took steps to significantly reduce costs at Art.com, including a workforce reduction of over 50 employees, and to evaluate strategic alternatives for the future of the businesses, including a potential sale.

RESTRUCTURING COSTS

     During 1999, the Company implemented a rationalization plan as a result of the acquisitions of TIB and Art.com. Under the approved plan, the Company consolidated facilities, terminated employees to eliminate duplicative functions, and canceled or modified certain contracts that would no longer benefit the Company as a result of the restructuring. The Company accrued $7.1 million in connection with this plan.

     Restructuring charges incurred under the 1999 plan consisted of $0.9 million in asset impairments, $1.8 million in facilities liabilities, $0.5 million in accrued liabilities, and $4.0 million in employee benefits. The $0.9 million in assets consisted mainly of leasehold improvements and equipment that were no longer of use and were disposed of or abandoned. The charge to facilities liabilities consisted of costs, mainly lease terminations, associated with the exit of 10 sales facilities worldwide. The charge to accrued liabilities consisted of re-negotiation or termination fees on contracts with product and service providers. Employee benefits were accrued for 53 terminated employees, consisting of 15 management and 38 operational staff performing duplicative functions worldwide.

     During 1998, the Company approved and implemented a plan to realign all of its businesses worldwide to better serve the Company's major customer groups. Major actions under the plan included exiting underutilized facilities and consolidation of facilities, employee terminations to eliminate duplicative functions, and the cancellation of certain contracts that would no longer benefit the Company as a result of the restructuring. The Company accrued $10.1 million in connection with this plan.

     Asset impairments of $3.2 million under the 1998 plan consisted mainly of system assets, primarily software. The $1.4 million charge to facilities liabilities consisted of costs, mainly lease terminations, associated with the exit of 10 sales and distribution facilities worldwide. The $1.5 million charge to accrued liabilities consisted of re-negotiation or termination fees on contracts with product and service providers. Approximately $4.0 million in employee benefits were accrued for approximately 50 terminated employees, consisting of 10 management and 40 operational staff performing duplicative functions worldwide.

     All actions in the 1998 and 1999 plans were completed within one year of commencement or the related accruals were reversed, with the exception of certain agreements, such as leases, that remained in place beyond this date while providing no economic benefit to the Company. The payments on such agreements were charged to the restructuring accruals as they were made.

     The restructuring charges and related accruals recognized under the 1998 and 1999 plans affected the Company's consolidated financial position in the following manner (in thousands):

                                           PROPERTY AND    FACILITIES       ACCRUED      ACCRUED
                                            EQUIPMENT      LIABILITIES    LIABILITIES    BENEFITS
                                           ------------    -----------    -----------    --------
Original 1998 plan charges...............    $ 3,182         $ 1,406        $1,461       $ 4,026
Fiscal year 1998 activity:
  Cash paid..............................         --            (191)          (94)       (3,598)
  Non-cash write-downs/disposals.........     (2,732)             --            --            --
                                             -------         -------        ------       -------
Balance December 31, 1998................    $   450         $ 1,215        $1,367       $   428
Fiscal year 1999 activity:
  New charges (the 1999 plan)............    $   877         $ 1,760        $  466       $ 3,991
  Cash paid..............................         --            (768)         (901)       (2,974)
  Non-cash write-downs/disposals.........     (1,327)             --            --            --
  Adjustments to 1998 plan...............         --          (1,052)         (466)         (134)
                                             -------         -------        ------       -------
Balance December 31, 1999................    $    --         $ 1,155        $  466       $ 1,311
Fiscal year 2000 activity:
  Cash paid..............................         --            (471)          (38)       (1,083)
  Adjustments to 1999 plan...............         --            (684)         (428)         (228)
                                             -------         -------        ------       -------
Balance December 31, 2000................    $    --         $    --        $   --       $    --
                                             =======         =======        ======       =======

INTEGRATION COSTS

     Integration costs were incurred in addition to costs accrued for the 1999 and 1998 restructuring plans discussed above in the amount of $4.9 million and $3.7 million, respectively. Major integration actions included: consulting and other professional assistance in determining what functions and facilities should be combined; the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; contract re-negotiations and terminations; and the assessment of the compatibility of the Company's images across its brands after multiple acquisitions. These actions and related costs were determined not to be within the scope of Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as they were not incurred as a direct result of the formal restructuring plans identified above. As such, these costs were expensed as incurred and were included on the integration costs line of the Consolidated Statements of Operations.

     Subsequent to the VCG acquisition in 2000, management determined that further integration of the Company's operations and facilities was necessary to eliminate duplicate facilities and combined functions and to take advantage of opportunities for further leveraging cost and technology platforms. Actions included: the termination of approximately 210 employees; the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; abandonment of 23 sales facilities; consulting and other professional assistance in determining what functions and facilities were needed; and contract re-negotiations and terminations. These actions and related $18.6 million in costs were also determined not to be within the scope of EITF 94-3, as they were not incurred as a direct result of a formal restructuring plan. As such, these costs were expensed as incurred and were included on the integration costs line of the Consolidated Statements of Operations. Additional employee terminations are expected to take place through the end of the second quarter of 2001 in connection with this integration.

A summary of integration costs and how they impacted the Company's Consolidated Results of Operations is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
Employee termination costs..............................  $ 6,622    $   --    $   --
Facilities exit costs...................................    3,621        --        --
Process integration costs...............................    3,593     1,436     1,891
Consulting and professional fees........................    2,899       630     1,167
Contract re-negotiation/termination costs...............    1,662     2,494       622
Other...................................................      240       323        --
                                                          -------    ------    ------
                                                          $18,637    $4,883    $3,680
                                                          =======    ======    ======

DEBT CONVERSION EXPENSE

     In 2000, we incurred debt conversion expense of $6.7 million related to premiums paid when we induced the early retirement of approximately $62.3 million of our then outstanding $75.0 million of 4.75% convertible subordinated notes due 2003.

EXTRAORDINARY ITEMS

     In January 2000, a subsidiary of the Company retired $3.3 million of debt at a discount prior to maturity. This resulted in an extraordinary gain of $0.4 million, net of income taxes of $0.3 million, or $0.01 per share.

     In May 1998, the Company completed the issuance of $75.0 million, 4.75% convertible subordinated notes due 2003. A portion of the proceeds was used to repay $49.0 million of term debt, due to HSBC Bank plc (formerly Midland Bank plc), prior to maturity. This early repayment resulted in an extraordinary charge of $0.8 million, net of an income tax benefit of $0.4 million, or $0.03 per share, resulting principally from the write-off of unamortized loan costs.

RESULTS OF OPERATIONS

     The Company recognized a net loss of $169.3 million or $3.40 per share for the year ended December 31, 2000, as compared to net losses of $67.8 million or $1.94 per share in 1999 and $36.4 million or $1.25 per share in 1998. Excluding the effects of extraordinary items discussed above, the Company recognized net losses of $169.7 million or $3.41 per share for 2000 and $35.6 million or $1.22 per share for 1998. There were no extraordinary items recorded in 1999.

     Below are selected financial highlights of the Company's results of operations for the years shown:

                                                     YEARS ENDED DECEMBER 31,
                              -----------------------------------------------------------------------
                                2000      % OF SALES     1999      % OF SALES     1998     % OF SALES
                              ---------   ----------   ---------   ----------   --------   ----------
                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
STATEMENT OF OPERATIONS
  DATA:
Sales.......................  $ 484,846     100.0%     $ 247,840     100.0%     $185,084     100.0%
Gross profit................    344,181      71.0        180,576      72.9       132,254      71.5
Selling, general and
  administrative expense....   (249,765)    (51.5)      (145,578)    (58.7)      (96,904)    (52.4)
Amortization of intangibles
  and depreciation..........   (168,139)    (34.7)       (90,000)    (36.3)      (51,358)    (27.7)
Interest expense, net.......    (11,665)     (2.4)        (4,585)     (1.8)       (2,986)     (1.6)
Income tax
  (expense)/benefit.........     (5,567)     (1.1)         1,660       0.7        (2,680)     (1.4)
Net loss....................   (169,334)    (34.9)       (67,833)    (27.4)      (36,383)    (19.7)
                              =========     =====      =========     =====      ========     =====
OTHER OPERATING DATA:
EBITDA......................  $  94,416      19.5%     $  34,998      14.1%     $ 35,350      19.1%

2000 RESULTS OF OPERATIONS COMPARED TO 1999 RESULTS OF OPERATIONS

  Sales

     Consolidated sales of $484.8 million for 2000 grew $237.0 million or 96% over sales of $247.8 million in 1999. This growth was experienced mainly in sales to customers in North America and Europe, which increased $149.7 million or 108% and $79.0 million or 84%, respectively.

     Sales growth in 2000 was realized across all brands, particularly VCG, Stone, TIB Stills and Film, which grew $57.8 million, $42.8 million, $34.8 million and $26.9 million, respectively. Sales in VCG, TIB Stills and Film increased mainly due to significantly lower or no sales in the prior year due to acquisition of these companies late in 1999 or in 2000. Stone, a worldwide provider of contemporary stock photography, experienced organic growth due mainly to increased customer usage of e-commerce as a means of selecting and taking delivery of images. The increase in Stone revenues was primarily volume based but does reflect the effects of price increases.

  Gross Profit and Gross Margin

     The Company's gross profit and gross margin were $344.2 million and 71.0%, respectively, for the year ended December 31, 2000, as compared to gross profit and gross margin of $180.6 million and 72.9%, respectively, for the same period in 1999. The decrease in gross margin in the current year was due to lower gross margins at VCG, acquired in March, 2000, and at Art.com. The decrease was partially offset by increases resulting from a continuing sales mix shift to web-based sales and a higher sales mix of wholly-owned imagery. As stated above, management is taking action to improve the cost structure of Art.com and evaluating strategic alternatives for its future, including a potential sale. As such, management does not expect gross margins going forward to decline further as a result of these negative factors.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $249.8 million or 51.5% of sales in 2000, as compared to $145.6 million or 58.7% of sales in 1999. The majority of the dollar increase was due to the inclusion of TIB-UK, VCG and TIB in the consolidated results of operations from the dates of acquisition. Additional contributing factors included advertising and marketing expenses associated with new Websites, increased investment in management and new sales offices, and costs associated with the development of new technology products and new business systems, particularly those related to e-commerce, that were not capitalized. Selling, general and administrative expenses declined as a percentage of sales over the same period due to operational efficiencies gained through our restructuring and integration efforts. During 2000, we closed 15 offices and eliminated over 400 positions.

     The Company is committed to managing its selling, general and administrative expenses as it continues to integrate and consolidate its businesses and implement new and standardized business systems. As customers increasingly move towards digital image search, retrieval and payment, we plan to streamline our support operations. We are also consolidating our offices and other premises throughout the world as part of the integration of our existing and acquired businesses. As such, management does not expect organic selling, general and administrative expenses to grow substantially over the next year.

  Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

     For the Company, EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, as well as exchange gains/(losses), loss on impairment of long-lived assets, debt conversion expenses, integration and restructuring costs, extraordinary items and other income and expenses, when applicable. This figure can more easily be calculated as gross profit less selling, general and administrative expenses in the years presented. The Company believes that EBITDA provides investors and analysts with a measure of operating income unaffected by the financing and accounting effects of acquisitions and assists in explaining trends in its operating performance. EBITDA should not, however, be considered as an alternative to operating income as an indicator of our operating performance or to cash flows as a measure of our liquidity.

     EBITDA for 2000 was $94.4 million or 19.5% of sales, an increase of 170% over EBITDA of $35.0 million or 14.1% of sales for 1999. Our continued drive to integrate our businesses resulted in a significant increase in the EBITDA margin in 2000, as selling, general and administrative expenses declined as a percentage of sales.

  Amortization of Intangibles and Depreciation

     Amortization of intangibles increased to $118.7 million in 2000 from $64.3 million in 1999 due to the inclusion of intangible assets arising from additional acquisitions. The amortization of intangibles will result in substantial charges against our earnings in future periods, including approximately $72.0 million and $71.0 million in 2001 and 2002, respectively, based on unamortized balances at December 31, 2000. Any additional acquisitions involving intangibles could materially increase these amounts.

     Depreciation expense increased to $49.5 million in 2000 from $25.7 million in 1999. The increase was primarily related to business acquisitions in 2000 and 1999, together with increased capital expenditures related to the continued development of technology assets related to our web-based sales strategy and an increase in our capitalized costs of image digitization. We expect depreciation expense in 2001 and beyond to continue to increase as a result of these increased investments.

  Net Interest Expense

     Net interest expense totaled $11.7 million in 2000 and $4.6 million in 1999. We incurred interest expense of $15.8 million and $5.5 million in 2000 and 1999, respectively, on increased long-term borrowings. This interest expense was offset in part by interest income of $4.1 million and $0.9 million earned on our invested cash and cash equivalents in 2000 and 1999, respectively.

  Income Taxes

     The Company recorded income tax expense of $5.6 million in 2000 as compared to a benefit of $1.7 million in 1999. Excluding the effect of the amortization of intangibles, debt conversion expense and the loss on impairment of long-lived assets, which are largely non-tax deductible, the Company's effective tax rates were 39.2% and 39.4% in 2000 and 1999, respectively. Fluctuations in the effective tax rate were due to variations in the profit mix and tax rates in the countries in which we operated, as well as the effect of debt conversion costs and loss on impairment of long-lived assets that were not fully tax deductible.

     As of December 31, 2000, the Company had net deferred tax assets of $49.7 million. Although realization is not assured, management believes, based on its current expectations and tax planning strategies, that it is more likely than not that the net deferred tax assets will be realized.

1999 RESULTS OF OPERATIONS COMPARED TO 1998 RESULTS OF OPERATIONS

  Sales

     Our total sales for 1998 and 1999 were $185.1 million and $247.8 million, respectively, representing an increase of 33.9% in 1999 over the prior year. The increase was largely attributable to the continued growth of our base businesses, acquisitions (we acquired PhotoDisc and Allsport in February 1998, Art.com in May 1999, EyeWire in August 1999 and TIB in November 1999) and growth in e-commerce sales. We experienced an increase in the rate of demand for both analog and digital, search, selection and fulfillment of imagery during 1999, particularly in North America.

  Gross Profit and Gross Margin

     Gross profit as a percentage of sales, or gross margin, increased sequentially from 71.5% in 1998 to 72.9% in 1999. This result reflects the increasing shift in sales mix to e-commerce with its lower cost of sales, as well as continuing changes in our sales mix at the brand level.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $96.9 million and $145.6 million in 1998 and 1999, respectively, representing 52.4% and 58.7% of sales in each respective year. The principal factors contributing to increases in the dollar amounts of selling, general and administrative expenses during 1999 were the inclusion of acquisitions in our consolidated financial results (Allsport and PhotoDisc from February 1998, Art.com from May 1999, EyeWire from August 1999 and TIB from November 1999), accelerated investment in advertising and marketing costs associated with the new Websites, increased investment in management and new sales offices, and the development of new technology products and new business systems, particularly those related to e-commerce, that were not capitalized.

  Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

     EBITDA for 1998 and 1999 was $35.4 million and $35.0 million, respectively, representing a decrease of 1.0% in 1999 from the prior year. The slight decline in EBITDA in 1999 was primarily attributable to our investment in Art.com and American Royal Arts. Our EBITDA in 1999, excluding Art.com and American Royal Arts, was positively impacted by our overall growth, including growth through acquisitions, the growth in e-commerce sales, the increasing sales mix of wholly-owned imagery, as well as operating efficiencies. EBITDA as a percentage of sales decreased from 19.1% in 1998 to 14.1% in 1999.

  Amortization of Intangibles and Depreciation

     Amortization of intangibles was $37.0 million in 1998 and $64.3 million in 1999. The increase in amortization arose from the inclusion of amortization of goodwill relating to the acquisitions of PhotoDisc and Allsport in February 1998, Art.com in May 1999, EyeWire in August 1999 and TIB in November 1999.

     Depreciation increased from $14.4 million in 1998 to $25.7 million in 1999. The increase primarily arose from acquisitions together with increased investment in capital expenditures related to the continued development of our e-commerce strategy.

  Income Taxes

     Our 1998 income tax expense was $2.7 million as compared to a tax benefit of $1.7 million in 1999. Excluding the effect of the amortization of intangibles, which is largely non-tax deductible, we had an effective tax rate of 38.0% in 1998 and 39.4% in 1999. The changes in the effective rate of tax, excluding the impact of the amortization of intangibles, were due to variations in the profit mix and tax rates in the countries in which we operated and integration and restructuring costs, which were not all fully tax deductible.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company held $65.9 million in cash and cash equivalents, as well as bank credit facilities totaling $100.0 million, of which $80.0 million was unused.

     At December 31, 2000, the Company's working capital was $61.4 million, a decrease of $55.6 million from working capital of $117.0 million at the end of 1999. Current assets decreased $5.0 million during 2000, with decreases in cash and cash equivalents, offset in part by increases in other current assets. Current liabilities increased $50.6 million during 2000, with the current portion of long-term debt decreasing and other current liabilities increasing.

     Cash and cash equivalents decreased $39.5 million during 2000. Significant uses of cash included $232.9 million for business acquisitions, $78.6 million in capital expenditures, $12.7 million in the repayment of long-term debt, and approximately $10.8 million in interest payments. Significant cash inflows included $250.0 million in proceeds from the issuance of long-term debt, $20.0 million in proceeds from the issuance of common stock and $37.7 million in cash provided by operating activities.

     Management expects capital expenditures to approximate $75.0 million in 2001 and $60.0 million in 2002. Debt repayments on currently outstanding debt will be insignificant until the Company's bank loans become due in 2002, contributing to total long-term debt repayment in that year of approximately $20.0 million. Interest payments, based on the borrowings outstanding as of December 31, 2000, are expected to approximate $15.0 million in 2001. Existing cash balances and cash flows provided by operating activities and borrowing capacity are expected to be sufficient to fund operations, capital expenditures and long-term debt requirements for at least the following 12 months. However, we continue to seek opportunities to grow both organically and by acquisition. Accordingly, we may be required, or we may elect, to raise additional funds through debt or equity offerings in addition to the sources mentioned above to finance acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 137 and No. 138, and required to be adopted for years beginning after June 15, 2000. This statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company will adopt the statement effective January 1, 2001 and does not anticipate that the adoption will have a significant effect on the results of operations or financial position of the Company.

     The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," was adopted in the fourth quarter of 2000. Implementation of this SAB had no effect on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of market risks, primarily related to changes in interest rates and foreign currency rates.

INTEREST RATE RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to our debt instruments, the majority of which are fixed rate borrowings. The book value and respective fair values are shown in the table below:

                                                 MATURITIES                   FAIR VALUE     FAIR VALUE
                                   ---------------------------------------   DECEMBER 31,   DECEMBER 31,
              DEBT                  2002      2003       2007      TOTAL         2000           1999
              ----                 -------   -------   --------   --------   ------------   ------------
                                                     (IN THOUSANDS EXCEPT PERCENTAGES)
Fixed rate (USD).................  $    --   $12,653   $250,000   $262,653     $208,104       $135,469
Average interest rate............       --      4.75%       5.0%      4.99%        4.99%          4.75%
Variable rate (USD)..............  $20,000        --         --   $ 20,000     $ 19,003       $ 29,118
Average interest rate............     7.40%       --         --       7.40%        7.40%          8.58%
Other borrowings.................  $   471        --         --   $    471     $    471       $  3,485
Average interest rate............     5.50%       --         --       5.50%        5.50%           0.5%

FOREIGN CURRENCY RISK

     We conduct our business primarily in the United States and Europe, with cash flows primarily denominated in U.S. dollars, Euros and pounds sterling. For non-U.S. subsidiaries, the local currency is considered the functional currency. For reporting purposes, assets and liabilities are translated upon consolidation into U.S. dollars at the rate of exchange in effect at the balance sheet date, while revenues and expenses are translated into U.S. dollars at average monthly exchange rates. The effect of the translation of net assets are included in accumulated other comprehensive loss on the Consolidated Balance Sheets.

     We are exposed to foreign exchange risk related to foreign currency denominated transactions and the related assets and liabilities. Foreign exchange transaction gains and losses, including those that arise from the revaluation of foreign-currency denominated balances, are included in the results of operations for the period in which the exchange rate changes. The Company utilizes derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. The Company's forward exchange contracts have generally ranged from one to six months in original maturity.

     The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company's hedging activities is to reduce the risk that the eventual cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In general, the Company's derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance. However, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote.

     Gains and losses on foreign exchange contracts that are identified as and are effective as hedges of existing assets and liabilities are recognized in Exchange gains/(losses), net on the Consolidated Statements of Operations for the period in which the exchange rate changes. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in operations in the same period. The Company had no outstanding foreign exchange contracts or deferred gains or losses as of December 31, 2000.

     The introduction of the Euro does not significantly affect our foreign exchange exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents Filed as Part of This Report

     Financial Statements (See Index to Consolidated Financial Statements on page F-1 of this Report)

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(B) Reports on Form 8-K

     None.

(C) Exhibits

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 2.1      Merger Agreement, dated as of September 15, 1997, among
          Getty Communications (USA), Inc., Getty Communications plc,
          PhotoDisc, Inc. and Print Merger, Inc.(1)
 2.2      Agreement and Plan of Merger, dated as of May 4, 1999, among
          Getty Images, Inc., Merger Sub and Art.com(2)
 2.3      Combination Agreement, dated as of August 5, 1999 among
          Getty Images, Inc., 3032097 Nova Scotia Limited, EyeWire
          Partners, Inc. and each of the stockholders of EyeWire
          Partners, Inc.(3)
 2.4      Stock Purchase Agreement, dated September 20, 1999, among
          Eastman Kodak Company and Kodak S.A. and Getty Images,
          Inc.(4)
 2.5      Amendment No. 1 to the Stock Purchase Agreement among
          Eastman Kodak Company and Kodak S.A. and Getty Images,
          Inc.(5)
 2.6      Stock Purchase Agreement, dated as of March 21, 2000, among
          Getty Images, Inc. Getty Communications Limited, Visual
          Communications Group B.V., United Business Information B.V.,
          and United News & Media plc(14)
 2.7      Stock Purchase Agreement, dated as of March 21, 2000, among
          Getty Images, Inc. Tony Stone Associates GmbH, United
          Business Information B.V., Ludgate Holdings GmbH, and United
          News & Media plc(18)
 2.8      Agreement for the Sale and Purchase of the entire issued
          Share Capital of Cass & Cass Limited, dated September 20,
          2000(16)
 3.1      Amended and Restated Certificate of Incorporation of Getty
          Images, Inc.(1)
 3.2      Certificate of Amendment to the Certificate of Incorporation
          of Getty Images, Inc.(6)
 3.3      Bylaws of Getty Images, Inc.(1)
 4.1      Indenture relating to the 4.75% Convertible Subordinated
          Notes due 2003, dated as of May 27, 1998, between Getty
          Images, Inc. and The Bank of New York, as Trustee(7)
 4.2      Indenture relating to Getty Images, Inc.'s 5.00%
          Subordinated Convertible Notes due 2007, dated March 13,
          2000, between Getty Images, Inc. and The Bank of New
          York(14)
 4.3      Certificate of Designations of Series A Special Voting
          Preferred Stock(17)
 4.4      Certificate of Designations of Series B Special Voting
          Preferred Stock(17)
10.1      Employment Agreement between Getty Communications plc and
          Mark Getty dated February 9, 1998(8)
10.2      Employment Agreement between Getty Images, Inc. and Jonathan
          Klein, dated June 1, 1999(10)
10.3      Amendment to Employment Agreement between Getty Images, Inc.
          and Jonathan Klein, dated April 1, 2000(14)
10.4      Employment Agreement between Getty Images, Inc. and Sally
          von Bargen, dated March 1, 2000(15)
10.5      Employment Agreement between Getty Images, Inc. and John
          Hallberg, dated April 10, 2000(15)
10.6      Employment Agreement between Getty Images, Inc. and A.D.
          "Bud" Albers, dated October 11, 1999(13)
10.7*     Amendment to Employment Agreement between Getty Images, Inc.
          and A.D. "Bud" Albers, dated May 25, 2000
10.8      Employment Agreement between Getty Images, Inc. and William
          O'Neill, dated April 3, 2000(14)
10.9      Employment Agreement between Getty Images, Inc. and
          Elizabeth J. Huebner, dated September 18, 2000(16)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.10*    Employment Agreement between Getty Images, Inc. and Nick
          Evans-Lombe, dated February 5, 1996
10.11     Employment Agreement between Getty Images, Inc. and Brock
          Bohonos, dated March 16, 2000(13)
10.12     Amendment to Employment Agreement between Getty Images, Inc.
          and Christopher Roling, dated February 1, 2000(13)
10.13     Separation Agreement between Getty Images, Inc. and
          Christopher Roling, dated May 3, 2000(14)
10.14*    Separation and Consultancy Agreement between Getty Images,
          Inc. and Suzanne Page, dated August 31, 2000
10.15     Separation Agreement between Getty Images, Inc. and Bradley
          Zumwalt, dated March 30, 2000(14)
10.16     Credit Agreement, dated October 25, 1999, among Getty
          Images, Inc. and HSBC Investment Bank plc(13)
10.17     Amendment, dated December 3, 1999, to the Credit Agreement among Getty Images, Inc. and HSBC Investment Bank plc, dated
          October 25, 1999(13)
10.18     Debenture, dated October 25, 1999, among the Chargors named therein and HSBC Investment Bank plc(13)
10.19     Pledge Agreement, dated October 29, 1999 among Getty Images,
          Inc., Getty Communications Limited, Getty Images Limited,
          Tony Stone Images/America, Inc., EyeWire Partners Company
          and HSBC Investment Bank plc(13)
10.20     Supplement to Pledge Agreement, dated December 17, 1999, by
          Getty Images, Inc. in favor of HSBC Investment Bank plc(13)
10.21     Stockholders' Transaction Agreement, dated as of September
          15, 1997, among Getty Images, Inc., certain shareholders of
          PhotoDisc, Inc. and Mark Torrance, as representative of the shareholders(1)
10.22     Restated Option Agreement among Getty Images, Inc., Getty
          Communications plc and Getty Investments L.L.C.(1)
10.23     Stockholders' Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc.(1)
10.24     Registration Rights Agreement among Getty Images, Inc., PDI,
          L.L.C. and Mark Torrance(1)
10.25     Registration Rights Agreement among Getty Images, Inc. and
          Getty Investments L.L.C.(1)
10.26     Restated Shareholders' Agreement among Getty Images, Inc.,
          Getty Investments L.L.C. and the Investors named therein(1)
10.27     Registration Rights Agreement dated July 3, 1996 among Getty
          Communications plc, Simon Thornley, Brian Wolske, Lawrence
          Gould, Jonathan Klein and Mark Getty and Form of Amendment
          among Getty Images, Inc., Getty Communications plc, Lawrence
          Gould, Jonathan Klein and Mark Getty(1)
10.28     Registration Rights Agreement dated July 3, 1996 among Getty
          Communications plc, Crediton Limited and October 1993 Trust
          and Form of Amendment among Getty Images, Inc., Getty
          Communications plc, Crediton Limited and October 1993
          Trust(1)
10.29     Registration Rights Agreement dated July 3, 1996 among Getty
          Communications plc, Hambro European Ventures Limited, Hambro
          Group Investments Limited, RIT Capital Partners plc and Tony
          Stone and Form of Amendment among Getty Images, Inc., Getty
          Communications plc and The Schwartzberg Family L.P.(1)
10.30     Registration Rights Agreement dated July 25, 1997 between
          Getty Communications plc and the Schwartzberg Family L.P.
          and Form of Amendment among Getty Images, Inc., Getty
          Communications plc and the Schwartzberg Family L.P.(1)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.31     Form of Registration Rights Agreement between Getty Images,
          Inc. and each of the individual stockholders of Art.com(2)
10.32     Registration Rights Agreement, dated as of August 5, 1999, by and among Getty Images, Inc. and each of the former
          stockholders of EyeWire Partners, Inc.(3)
10.33     Registration Rights Agreement, dated as of March 13, 2000, among Getty Images, Inc., Morgan Stanley & Co., Inc.,
          Deutsche Bank Securities, Inc., SG Cowen Securities Corp.
          and Hambrecht & Quist, LLC(14)
10.34     Registration Rights Agreement, dated as of May 27, 1998,
          among Getty Images, Inc. and BT Alex Brown Incorporated,
          BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette
          Securities Corporation and Hambrecht & Quist LLC(7)
10.35     Indemnity between Getty Images, Inc. and Getty Investments
          L.L.C., dated January 1998(1)
10.36     Indemnity between Getty Images, Inc. and Getty Investments
          L.L.C., dated November 22, 1999(13)
10.37     Form of Indemnity among Getty Images, Inc., Getty
          Communications plc and each of Mark Getty, Mark Torrance,
          Jonathan Klein, Lawrence Gould, Andrew Garb, Manny
          Fernandez, Christopher Sporborg, Anthony Stone and James
          Bailey(1)
10.38     Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited(11)
10.39     Lease dated March 11, 1993 between Bantry Investments
          Limited and Tony Stone Associates Limited(11)
10.40     Counterpart Lease dated March 11, 1993 between Bantry
          Investments Limited and Tony Stone Associates Limited(11)
10.41     Lease dated October 23, 1990 between Bantry Investments
          Limited and Tony Stone Associates Limited(11)
10.42     Lease dated February 14, 1997 between Martin Selig and
          PhotoDisc, Inc.(11)
10.43     Consent to Sublease dated April 11, 1999 among Bedford
          Property Investors Inc., Adobe Systems Inc. and Getty
          Images, Inc.(12)
10.44*    Sublease Agreement dated March 15, 1999 between Adobe
          Systems, Inc. and Getty Images, Inc.
10.45     Lease dated July 27, 1999 between Bedford Property
          Investors, Inc. and Getty Images, Inc.(13)
10.46     Lease dated November 30, 1999 between the Quadrant
          Corporation and Getty Images, Inc.(13)
10.47*    Sublease Agreement dated August 1998 between SVG
          Distribution, Inc. and PhotoDisc, Inc.
10.48     Lease dated March 31, 2000 between Tri-Energy Productions,
          Inc. and CST Water Garden II, LLC(14)
10.49     Lease dated April 1, 2000 between PhotoDisc, Inc. and The
          Rector, Church-Wardens and Vestrymen of Trinity Church in
          the City of New York(14)
10.50     Lease dated August 9, 1990 between F.P.G. International,
          Inc. and 24-32 Union Square East Associates Limited
          Partnership(14)
10.51     Amendment of Lease dated October 17, 1994 between F.P.G.
          International, Inc. and Estate of S. Klein(14)
10.52     Second Amendment of Lease dated June 1, 1995 between F.P.G.
          International, Inc. and Estate of S. Klein(14)
10.53     Lease dated December 13, 1993 between Visual Communications
          Limited and Carroll Development Corporation Limited(14)
10.54     Lease between Visual Communications Limited and Innovation
          Land & Estates Limited(14)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
21.1*     Subsidiaries of the Registrant
23.1*     Consent of PricewaterhouseCoopers LLP, Seattle, Washington
          and Consent of PricewaterhouseCoopers, London, England

---------------
  *  Filed herewith.

 (1) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant.

 (2) Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

 (3) Incorporated by reference from the Exhibits to the Form S-3 Registration Statement of the Registrant, filed September 3, 1999.

 (4) Incorporated by reference from the Exhibits to the Registrant's Form 8-K, dated September 27, 1999.

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

(13) Incorporated by reference from the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(14) Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q, for the period ended March 31, 2000.

(15) Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000.

(16) Incorporated by reference from the Exhibits to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2000.

(17) Incorporated by reference from the Exhibits to the Registrant's Form 8-K, dated February 27, 2000.

(18) Incorporated by reference from the Exhibits to the Registrant's Form 8-K/A, dated March 21, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GETTY IMAGES, INC.

                                          By    /s/ ELIZABETH J. HUEBNER
                                            ------------------------------------
                                                    Elizabeth J. Huebner
                                              Senior Vice President and Chief
                                                      Financial Officer

March 30, 2001

     We, the undersigned directors and executive officers of the Registrant, hereby severally constitute Jonathan D. Klein and Elizabeth J. Huebner, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2001, by the following persons on behalf of the Registrant and in the capacities indicated below:

                      SIGNATURE                                          TITLE (CAPACITY)
                      ---------                                          ----------------

                  /s/ MARK H. GETTY                               Executive Chairman and Director
-----------------------------------------------------
                    Mark H. Getty

                /s/ JONATHAN D. KLEIN                          Chief Executive Officer and Director
-----------------------------------------------------              (Principal Executive Officer)
                  Jonathan D. Klein

                  /s/ MARK TORRANCE                          Non-Executive Vice Chairman and Director
-----------------------------------------------------
                    Mark Torrance

              /s/ ELIZABETH J. HUEBNER                   Senior Vice President and Chief Financial Officer
-----------------------------------------------------  (Principal Financial Officer and Principal Accounting
                Elizabeth J. Huebner                                         Officer)

                 /s/ ANDREW S. GARB                                          Director
-----------------------------------------------------
                   Andrew S. Garb

                 /s/ JAMES N. BAILEY                                         Director
-----------------------------------------------------
                   James N. Bailey

             /s/ CHRISTOPHER H. SPORBORG                                     Director
-----------------------------------------------------
               Christopher H. Sporborg

                               GETTY IMAGES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Reports of Independent Accountants..........................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Getty Images, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Getty Images, Inc. and subsidiaries (the "Company") at December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
March 29, 2001

To the Board of Directors and Shareholders of Getty Images, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Getty Images, Inc. and subsidiaries (the "Company") at December 31, 1999 and the results of operations and cash flows of the Company for the year ended December 31, 1999, and of the Company and its predecessor, Getty Communications plc and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS
Chartered Accountants

London, England
March 30, 2000

                               GETTY IMAGES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               2000         1999         1998
                                                            ----------    ---------    ---------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales.....................................................  $ 484,846     $247,840     $185,084
Cost of sales.............................................    140,665       67,264       52,830
                                                            ---------     --------     --------
Gross profit..............................................    344,181      180,576      132,254
                                                            ---------     --------     --------
Selling, general and administrative expenses..............    249,765      145,578       96,904
Amortization of intangibles...............................    118,663       64,330       36,961
Depreciation..............................................     49,476       25,670       14,397
Impairment of long-lived assets...........................     53,406           --           --
Integration costs.........................................     18,637        4,883        3,680
Restructuring costs.......................................     (1,090)       5,442       10,075
                                                            ---------     --------     --------
                                                              488,857      245,903      162,017
                                                            ---------     --------     --------
Loss from operations......................................   (144,676)     (65,327)     (29,763)
Interest expense, net.....................................    (11,665)      (4,585)      (2,986)
Debt conversion expense...................................     (6,689)          --           --
Exchange gains/(losses), net..............................     (1,083)         135         (124)
Other(expense)/income, net................................        (38)         284           --
                                                            ---------     --------     --------
Loss before income taxes and extraordinary item...........   (164,151)     (69,493)     (32,873)
Income tax (expense)/benefit..............................     (5,567)       1,660       (2,680)
                                                            ---------     --------     --------
Loss before extraordinary item............................   (169,718)     (67,833)     (35,553)
Extraordinary item, net of tax............................        384           --         (830)
                                                            ---------     --------     --------
Net loss..................................................  $(169,334)    $(67,833)    $(36,383)
                                                            =========     ========     ========
Basic and diluted loss per share before extraordinary
  item....................................................  $   (3.41)    $  (1.94)    $  (1.22)
Extraordinary item........................................       0.01           --        (0.03)
                                                            ---------     --------     --------
Basic and diluted net loss per share......................  $   (3.40)    $  (1.94)    $  (1.25)
                                                            =========     ========     ========
Shares used in computing basic and diluted loss per
  share...................................................     49,708       35,049       29,160
                                                            =========     ========     ========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000         1999
                                                              ----------    --------
                                                                  (IN THOUSANDS,
                                                                EXCEPT PAR VALUE)
                                       ASSETS
Current assets
  Cash and cash equivalents.................................  $   65,894    $105,356
  Accounts receivable, net..................................      84,771      64,742
  Inventories, net..........................................       9,844       4,970
  Deferred catalog costs....................................      15,770      13,674
  Prepaid expenses and other assets.........................      21,664      15,380
  Deferred income taxes.....................................       6,082       4,953
                                                              ----------    --------
          Total current assets..............................     204,025     209,075
Property and equipment, net.................................     140,793     104,193
Intangible assets, net......................................     707,408     608,016
Investments.................................................       4,751       2,338
Deferred income taxes.......................................      43,659      15,947
                                                              ----------    --------
          Total assets......................................  $1,100,636    $939,569
                                                              ==========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $   74,216    $ 42,915
  Accrued expenses..........................................      51,424      42,329
  Income taxes payable......................................      16,283       2,953
  Current portion of long-term debt.........................         739       3,879
                                                              ----------    --------
          Total current liabilities.........................     142,662      92,076
Long-term debt..............................................     274,427     101,802
                                                              ----------    --------
          Total liabilities.................................     417,089     193,878
                                                              ----------    --------
Commitments and contingencies (Note 10).....................          --          --
Stockholders' equity
  Preferred stock, no par value, 5,000 shares authorized; no
     shares issued..........................................          --          --
  Common stock, $0.01 per share par value, 75,000 shares
     authorized: 50,806 issued at December 31, 2000 and
     45,266 issued at December 31, 1999.....................         508         452
  Exchangeable preferred stock, no par value, 5,000 shares
     authorized: 534 issued at December 31, 2000 and 1,453
     issued at December 31, 1999............................           5          15
  Additional paid-in capital................................     957,108     841,320
  Accumulated deficit.......................................    (265,426)    (96,092)
  Accumulated other comprehensive loss......................      (8,648)         (4)
                                                              ----------    --------
          Total stockholders' equity........................     683,547     745,691
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $1,100,636    $939,569
                                                              ==========    ========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        GETTY IMAGES, INC.
                                                                     ------------------------
                                                 GETTY                              NO. OF
                                          COMMUNICATIONS PLC          NO. OF      SHARES OF
                                     -----------------------------   SHARES OF   EXCHANGEABLE
                                        NO. OF          NO. OF        COMMON      PREFERRED
                                     A ORD. SHARES   B ORD. SHARES     STOCK        STOCK                EXCHANGEABLE   ADDITIONAL
                                         L0.01           L0.01         $0.01       WITHOUT      COMMON    PREFERRED      PAID-IN
                                       PAR VALUE       PAR VALUE     PAR VALUE    PAR VALUE     STOCK       STOCK        CAPITAL
                                     -------------   -------------   ---------   ------------   ------   ------------   ----------
                                                                            (IN THOUSANDS)
Balance at December 31, 1997.......      24,873          13,445           --            --       $608        $ --        $108,049
Capital restructuring..............     (24,873)        (13,445)      19,159            --       (416)         --             416
Components of comprehensive income:
  Net loss.........................          --              --           --            --         --          --              --
  Translation adjustments..........          --              --           --            --         --          --              --
        Total comprehensive
          income...................
  Getty Investments subscription...          --              --        1,519            --         15          --          27,985
  Issue of shares to sellers of
    PhotoDisc......................          --              --        8,084            --         81          --         201,401
  Issue of shares to sellers of
    Allsport.......................          --              --        1,138            --         11          --          23,203
  Issue of shares for other
    acquisitions...................          --              --           52            --          1          --             983
  Options exercised................          --              --          623            --          6          --           6,230
                                        -------         -------       ------        ------       ----        ----        --------
Balance at December 31, 1998.......          --              --       30,575            --       $306        $ --        $368,267
Components of comprehensive income:
  Net loss.........................          --              --           --            --         --          --              --
  Translation adjustments..........          --              --           --            --         --          --              --
        Total comprehensive
          income...................
  Issue of shares to sellers of
    Art.com........................          --              --        4,252            --         42          --         121,572
  Issue of shares of exchangeable
    preferred stock................          --              --           --         1,561         --          16          32,418
  Exchange of shares...............          --              --          108          (108)         1          (1)             --
  Issue of shares for other
    acquisitions...................          --              --          576            --          6          --          11,594
  Getty Investments subscription...          --              --        1,579            --         16          --          31,984
  Secondary offering...............          --              --        6,900            --         69          --         259,673
  Options exercised................          --              --        1,276            --         12          --           9,997
  Tax benefit from employee stock
    options........................          --              --           --            --         --          --           4,475
  Accelerated options..............          --              --           --            --         --          --           1,340
                                        -------         -------       ------        ------       ----        ----        --------
Balance at December 31, 1999.......          --              --       45,266         1,453       $452        $ 15        $841,320
Components of comprehensive income:
  Net loss.........................          --              --           --            --         --          --              --
  Translation adjustments..........          --              --           --            --         --          --              --
        Total comprehensive
          income...................
  Exchange of shares...............          --              --        1,068        (1,068)        11         (11)
  Issue of shares for other
    acquisitions...................          --              --          455           149          5           1          22,096
  Issue of shares on conversion of
    debt...........................          --              --        2,188            --         22          --          60,400
  Options exercised................          --              --        1,829            --         18          --          19,790
  Tax benefit from employee stock
    options........................          --              --           --            --         --          --          13,502
                                        -------         -------       ------        ------       ----        ----        --------
Balance at December 31, 2000.......          --              --       50,806           534       $508        $  5        $957,108
                                        =======         =======       ======        ======       ====        ====        ========


                                                  ACCUMULATED
                                     RETAINED        OTHER
                                     EARNINGS/   COMPREHENSIVE
                                     (DEFICIT)       LOSS          TOTAL
                                     ---------   -------------   ---------
                                                (IN THOUSANDS)
Balance at December 31, 1997.......  $   8,124      $ 2,758      $ 119,539
Capital restructuring..............         --           --             --
Components of comprehensive income:
  Net loss.........................    (36,383)          --        (36,383)
  Translation adjustments..........         --          855            855
                                                                 ---------
        Total comprehensive
          income...................                                (35,528)
                                                                 ---------
  Getty Investments subscription...         --           --         28,000
  Issue of shares to sellers of
    PhotoDisc......................         --           --        201,482
  Issue of shares to sellers of
    Allsport.......................         --           --         23,214
  Issue of shares for other
    acquisitions...................         --           --            984
  Options exercised................         --           --          6,236
                                     ---------      -------      ---------
Balance at December 31, 1998.......  $ (28,259)     $ 3,613      $ 343,927
Components of comprehensive income:
  Net loss.........................    (67,833)          --        (67,833)
  Translation adjustments..........         --       (3,617)        (3,617)
                                                                 ---------
        Total comprehensive
          income...................                                (71,450)
                                                                 ---------
  Issue of shares to sellers of
    Art.com........................         --           --        121,614
  Issue of shares of exchangeable
    preferred stock................         --           --         32,434
  Exchange of shares...............         --           --             --
  Issue of shares for other
    acquisitions...................         --           --         11,600
  Getty Investments subscription...         --           --         32,000
  Secondary offering...............         --           --        259,742
  Options exercised................         --           --         10,009
  Tax benefit from employee stock
    options........................         --           --          4,475
  Accelerated options..............         --           --          1,340
                                     ---------      -------      ---------
Balance at December 31, 1999.......  $ (96,092)     $    (4)     $ 745,691
Components of comprehensive income:
  Net loss.........................   (169,334)          --       (169,334)
  Translation adjustments..........         --      $(8,644)        (8,644)
                                                                 ---------
        Total comprehensive
          income...................                               (177,978)
                                                                 ---------
  Exchange of shares...............                      --             --
  Issue of shares for other
    acquisitions...................         --           --         22,102
  Issue of shares on conversion of
    debt...........................         --           --         60,422
  Options exercised................         --           --         19,808
  Tax benefit from employee stock
    options........................         --           --         13,502
                                     ---------      -------      ---------
Balance at December 31, 2000.......  $(265,426)     $(8,648)     $ 683,547
                                     =========      =======      =========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(169,334)   $ (67,833)   $ (36,383)
  Adjustments to reconcile net loss to net cash flow from
    operating activities:
    Depreciation and amortization...........................    168,139       90,000       51,358
    Impairment of long-lived assets.........................     53,406           --           --
    Amortization of debt issuance costs.....................      1,609           --           --
    Gain on early extinguishment of debt....................       (635)          --           --
    Loss on debt conversion.................................      6,689           --           --
    Deferred income taxes...................................    (27,734)     (15,865)         462
    Bad debt expense........................................      5,992          729          412
    Other items.............................................         52        1,056        4,291
    Tax benefit from employee stock option plan.............     13,502        4,475           --
    Change in assets and liabilities, net of effects of
      business acquisitions:
      Accounts receivable...................................     (7,274)     (13,895)      (2,359)
      Inventories...........................................     (4,775)        (459)      (1,758)
      Accounts payable and accrued expenses.................    (15,507)      12,300         (596)
      Income taxes..........................................     12,584        2,305       (3,340)
      Other.................................................        968       (7,442)      (4,865)
                                                              ---------    ---------    ---------
Net cash provided by operating activities...................     37,682        5,371        7,222
                                                              ---------    ---------    ---------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired...............   (232,897)    (193,956)     (80,564)
  Purchase of investments and intangible assets.............     (2,681)      (1,688)          --
  Purchase of property and equipment........................    (78,634)     (51,580)     (27,305)
  Proceeds from sale of property and equipment..............        523           12           --
  Security deposits.........................................     (2,138)          --           --
                                                              ---------    ---------    ---------
Net cash used in investing activities.......................   (315,827)    (247,212)    (107,869)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................    250,000       30,000      123,168
  Debt issue costs..........................................     (9,066)      (1,061)          --
  Payments on debt conversion...............................     (6,689)          --           --
  Payments on principal balance of debt.....................    (12,757)        (452)     (67,153)
  Proceeds from issuance of common stock....................     19,961      309,790       33,306
  Share issue costs.........................................       (797)      (8,210)      (4,318)
                                                              ---------    ---------    ---------
Net cash provided by financing activities...................    240,652      330,067       85,003
                                                              ---------    ---------    ---------
Exchange rate differences arising from translation of
  foreign currency balances.................................     (1,969)         980        2,560
                                                              ---------    ---------    ---------
Net (decrease)/increase in cash and cash equivalents........    (39,462)      89,206      (13,084)
Cash and cash equivalents:
  beginning of year.........................................    105,356       16,150       29,234
                                                              ---------    ---------    ---------
  end of year...............................................  $  65,894    $ 105,356    $  16,150
                                                              =========    =========    =========
Supplemental disclosures
  Interest paid.............................................  $  10,808    $   5,167    $   2,314
  Income taxes paid.........................................      5,407        7,780        6,387
Non-cash investing and financing activities
  Businesses acquired with the issuance of stock............  $  16,946    $ 165,648    $ 225,680
  Subordinated notes converted to common stock..............     62,347           --           --
  Property acquired with the issuance of stock..............      5,155           --           --

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               GETTY IMAGES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF THE BUSINESS

     Getty Images, Inc. and subsidiaries (the Company), headquartered in Seattle, Washington, is a leading e-commerce provider of visual content and related products and services to businesses worldwide, distributing products digitally via the Internet and on CD-ROMs, as well as in film transparency form. The Company pioneered the solution to aggregate and distribute visual content and, since 1995, has brought many of the visual content industry's leading brands under one centralized corporate structure. The Company works with contributing photographers, cinematographers and film producers to obtain or create content.

     The Company provides high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms, corporations and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and business users and small office/home office users. The Company offers its products through Websites, CD-ROMs, catalogs and an international distribution network of Company-operated offices in 30 cities and agents and distributors in approximately 50 countries.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation with no effect on previously reported losses.

     On February 9, 1998, Getty Images, Inc. acquired Getty Communications plc (Getty Communications) through an arrangement whereby each Getty Communications Class B Ordinary Share issued was converted into one Getty Communications Class A Ordinary Share, and each holder of Getty Communications Class A Ordinary Shares was issued one share of Getty Images, Inc. Common Stock, par value $0.01, for every two Getty Communications Class A Ordinary Shares held. As a result of this transaction, Getty Images, Inc. became the successor to Getty Communications.

     The 1998 consolidated statements of operations and cash flows reflect the combination of the consolidated statements of operations and cash flows of Getty Communications plc (the predecessor company) for the period January 1, 1998 through February 9, 1998 and the consolidated statement of operations and cash flows of the Company for the period February 10, 1998 through December 31, 1998.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Actual results may vary from those estimates.

FOREIGN CURRENCY TRANSLATION

     For non-U.S. subsidiaries, the local currency is considered the functional currency. For reporting purposes, assets and liabilities are translated upon consolidation into U.S. dollars at the rate of exchange in effect at the balance sheet date, while revenues and expenses are translated into U.S. dollars at weighted average monthly exchange rates. Gains and losses resulting from the translation of net assets are included as translation adjustments in accumulated other comprehensive loss on the Consolidated Balance Sheets.

                               GETTY IMAGES, INC.

     Unrealized net foreign exchange losses of $14.4 million for the year ended December 31, 2000, and gains of $2.7 million for the year ended December 31, 1999 arose from the revaluation of certain intercompany balances deemed to be long-term in nature. The Company has no plans to settle these balances in the foreseeable future, and as such, has accounted for them in the same manner as translation adjustments.

FOREIGN EXCHANGE GAINS AND LOSSES AND DERIVATIVES

     Foreign exchange transaction gains and losses, including those that arise from the revaluation of foreign-currency denominated balances, are included in the results of operations for the period in which the exchange rate changes. The Company utilizes derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. The Company's forward exchange contracts have generally ranged from one to six months in original maturity.

     The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company's hedging activities is to reduce the risk that the eventual cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In general, the Company's derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance. However, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote.

     Gains and losses on foreign exchange contracts that are identified as, and are effective as, hedges of existing assets and liabilities are recognized in exchange gains/(losses), net on the Consolidated Statements of Operations for the period in which the exchange rate changes. The Company had no outstanding foreign exchange contracts or deferred gains or losses as of December 31, 2000.

EARNINGS PER SHARE

     Basic earnings per share is calculated based upon the weighted-average number of common shares outstanding during each period, in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." For the periods in which the Company incurred a net loss, diluted earnings per share were calculated based on the same number of shares as basic earnings per share. All stock options and convertible securities are excluded from the computation because of their antidilutive effect.

CASH AND CASH EQUIVALENTS

     Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have maturities at the date of acquisition of three months or less.

ACCOUNTS RECEIVABLE

     Accounts receivable represent trade receivables, net of provisions for doubtful accounts of $19.5 million and $16.5 million at December 31, 2000 and 1999, respectively. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are marketed, as well as their dispersion across many geographic areas.

INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consist mainly of framing and packaging materials and CD-ROMs. Inventories are stated net of

                               GETTY IMAGES, INC.

provisions for obsolescence of $0.8 million and $0.7 million at December 31, 2000 and 1999, respectively. Inventories are reviewed periodically for obsolescence.

DEFERRED CATALOG COSTS

     The Company produces and distributes, over an extended period of time, catalogs to market the contemporary photography of its creative professional and press and editorial brands. Costs relating to the production of these catalogs are deferred and amortized over the estimated useful life of the catalogs, generally three years. Deferred catalog costs were $15.8 million and $13.7 million at December 31, 2000 and 1999, respectively. Catalog costs expensed during the years ended December 31, 2000, 1999, and 1998 were $10.5 million, $6.7 million and $2.7 million, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. The cost of internally developed software is capitalized in property and equipment in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force
(EITF) Issue No. 00-02 "Accounting for Web Site Development Costs," and is amortized over the estimated useful economic life of the software. Costs associated with the production of image duplication and digitization are capitalized. Expenditures for major renewals and improvements that extend the life of property and equipment are capitalized, while expenditures for repairs and maintenance are charged to expense as incurred.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from two to four years for image duplicates and digitization, two to four years for computer software and hardware, five to 10 years for furniture, fixtures and studio equipment and 40 years for the archival picture collection. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated life of the related asset.

     Property and equipment as of the reported balance sheet dates consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Image duplicates and digitization...........................  $114,587    $ 55,497
Computer hardware and software purchased....................    67,188      46,768
Computer software developed for internal use................    42,301      18,809
Furniture, fixtures and studio equipment....................    24,671      17,622
Leasehold improvements......................................    19,045       8,051
Archival picture collection.................................    17,415      17,415
Other property and equipment................................     3,174       5,676
                                                              --------    --------
                                                               288,381     169,838
Less accumulated depreciation...............................   147,588      65,645
                                                              --------    --------
Property and equipment, net.................................  $140,793    $104,193
                                                              ========    ========

                               GETTY IMAGES, INC.

INTANGIBLE ASSETS

     Intangible assets consist principally of goodwill, which represents the excess of the purchase price and related costs over the fair value of net assets acquired in a business combination. Intangible assets are amortized on a straight-line basis over their estimated lives, ranging from two to 30 years.

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Goodwill...............................................  $769,475    $645,777
Identifiable intangibles...............................    98,255      73,262
                                                         --------    --------
                                                          867,730     719,039
Less accumulated amortization..........................   160,322     111,023
                                                         --------    --------
Intangible assets, net.................................  $707,408    $608,016
                                                         ========    ========

INVESTMENTS

     The Company's investments are accounted for under the cost method as they consist primarily of companies in which the Company holds less than 20 percent of the outstanding stock and has no significant influence. Although these stocks are not publicly traded and the related market values are not readily determinable, management believes the fair value of the investments exceed the carrying value.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable in accordance with SFAS 121. Impairment exists when the carrying value of the asset is greater than the pre-tax undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its estimated fair value.

LEASES

     The Company leases property and equipment through both operating and capital lease agreements. Under capital leasing arrangements, the present value of the future minimum lease payments is recorded as property and equipment, while the corresponding lease commitments are recorded as debt. Depreciation of leased assets is charged to the Consolidated Statement of Operations over the shorter of the lease term or the estimated useful lives of equivalent owned assets. Under operating lease arrangements, rentals are charged to the Consolidated Statement of Operations on a straight-line basis over the term of the lease.

DEFERRED INCOME TAXES

     Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on current tax laws enacted. Deferred tax assets are reduced by a valuation allowance if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified into net current and net non-current amounts, based on the balance sheet classification of the related asset or liability.

REVENUE RECOGNITION

     The Company derives revenue principally from granting rights to use images that are delivered digitally, in traditional analog form or on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable

                               GETTY IMAGES, INC.

and collectibility is reasonably assured. Delivery occurs upon shipment (CD-ROMs, transparencies) or the availability of the image for downloading by the customer.

     Revenue is recorded at invoiced amounts, including shipping and handling costs, less any applicable sales taxes and an allowance for returns.

ADVERTISING

     Advertising costs are charged to operations when the advertising first takes place. In the case of advertising and marketing brochures, costs are expensed upon initial mailing of the brochure. Advertising placement costs are expensed when the advertisement is run. Advertising and marketing costs, including amortization of catalogs, charged to operations in the years ended December 31, 2000, 1999, and 1998 were $28.1 million, $22.9 million and $12.8 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 137 and No. 138, which is required to be adopted for years beginning after June 15, 2000. This statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company will adopt the statement effective January 1, 2001 and does not anticipate that the adoption will have a significant effect on the results of operations or financial position of the Company.

     The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," was adopted in the fourth quarter of 2000. Implementation of this SAB had no effect on our results of operations or financial position.

 3. IMPAIRMENT OF LONG-LIVED ASSETS

     In the fourth quarter of 2000, Art.com, a subsidiary, did not meet its revenue targets and incurred a larger than expected loss, which led the Company to believe an impairment of long-lived assets may exist at December 31, 2000. After performing a cash flow analysis of Art.com and a related business that operates as a division of Art.com, the Company determined that the long-lived assets were impaired. As a result, the Company wrote off $53.4 million of Art.com goodwill, reducing the carrying value of the remaining long-lived assets to their estimated fair value, as determined by a third-party estimate. In the first quarter of 2001, the Company took steps to significantly reduce costs at Art.com, including a workforce reduction of over 50 employees, and to evaluate strategic alternatives for the future of the businesses, including a potential sale.

 4. ACQUISITIONS

     During 2000, 1999 and 1998, the Company acquired all of the outstanding stock of various companies in the visual content market. Significant acquisitions included: March 22, 2000, Visual Communications Group Holdings, Ltd., VCG Holdings LLC, Definitive Stock, Inc. and Visual Communications Group Deutschland GmbH (collectively VCG); November 24, 1999, The Image Bank (TIB), a leading provider of visual content to the advertising design, publishing, corporate, broadcast and editorial markets; May 4, 1999, Art.com, a leading provider of framed and unframed art and art-related products on the Internet; February 10, 1998, Allsport, a world-wide sports photography company, providing images to the sports journalism market and the broader market of advertisers and sports promoters; February 9, 1998, PhotoDisc, a developer and marketer of digital stock photography, products and electronic delivery of images.

                               GETTY IMAGES, INC.

     A summary of these significant acquisitions is as follows (in thousands, except useful lives):

                                         VCG        TIB      ART.COM    ALLSPORT   PHOTODISC
                                       --------   --------   --------   --------   ---------
Cash.................................  $204,700   $183,167   $ 10,000   $26,998    $ 34,076
Common stock of the Company..........        --         --    115,704    14,703     171,781
Fair value adjustment of vested stock
  options exchanged..................        --         --      5,910     8,511      29,701
Debt assumed and paid................    18,700         --         --        --          --
Related transaction costs............     3,500     10,094      3,412       900      10,155
                                       --------   --------   --------   -------    --------
          Total purchase price.......   226,900    193,261    135,026    51,112     245,713
Net assets acquired..................     1,131      1,885     13,104       631       3,366
Identifiable intangibles.............    25,797     20,074         --     4,571      46,387
                                       --------   --------   --------   -------    --------
Goodwill.............................  $199,972   $171,302   $121,922   $45,910    $195,960
                                       ========   ========   ========   =======    ========
Shares of common stock issued........        --         --      4,252     1,138       8,084
Identifiable intangibles -- useful
  life...............................    5 - 10     5 - 10         --     2 - 3       2 - 3
Goodwill -- useful life..............        10         10          3        20          20

     Initial estimates of purchase price allocations, including accrued liabilities and asset valuations, were based on preliminary information and were subsequently adjusted to the balances reflected above when the required information necessary to finalize the estimates was obtained. The Company obtained third-party valuations of identifiable intangibles in 2000 and reclassified identifiable intangibles of TIB and VCG from goodwill with no impact on previously reported losses.

     Included in the net assets acquired above of VCG and TIB were accrued costs of $5.8 million and $3.2 million, respectively, related to plans to exit activities and to terminate or relocate employees of these acquired companies. These costs were recognized as liabilities as of the consummation date of the purchase combination and included in the allocation of the acquisition cost, in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The exit costs had no future economic benefit to the combined company, were incremental to other costs incurred by either company prior to the acquisition, and were incurred as a direct result of the plan to exit certain activities of the acquired companies.

     These accrued liabilities and subsequent activity and adjustments were as follows:

                                                             VCG        TIB
                                                           -------    -------
Original accrual and balance at December 31, 1999........  $    --    $ 3,202
Fiscal year 2000 activity:
  Accruals...............................................    5,775         --
  Cash paid..............................................   (3,142)    (3,545)
  Adjustments to accruals................................       --      1,530
                                                           -------    -------
Balance December 31, 2000, principally leases............  $ 2,633    $ 1,187
                                                           =======    =======

     During 2000, the Company also made the following acquisitions with cash, common stock, and/or exchangeable preferred stock exchangeable into common stock: i/us Corporation, an Ontario corporation and provider of specialty graphics and publishing tools to Website developers, designers and graphics users; Cass & Cass Ltd. (d/b/a TIB-UK), the agent of The Image Bank (TIB) in the United Kingdom; four additional TIB agents in the United States, Canada and Sweden; and a stock photo agency in Australia. The aggregate purchase price, net assets acquired and related goodwill, respectively, were $28.5 million, $0.6 million, and $27.9 million. The pro forma sales and net income or loss of these acquisitions are immaterial and therefore are not included below.

                               GETTY IMAGES, INC.

     During 1999, the Company also made the following acquisitions with cash, common stock, and/or exchangeable preferred stock exchangeable into common stock: EyeWire, a provider of royalty-free photography, video, typefaces, software and other design resources; Online USA, an agency specializing in the sourcing and distribution of celebrity imagery over the Internet; American Royal Arts, a leading provider of animation art; and Newsmakers, a digital news agency covering events, news and celebrity photography. The aggregate purchase price, net liabilities acquired and related goodwill, respectively, were $45.1 million, $2.7 million, and $47.8 million. The pro forma sales and net income or loss of these acquisitions are immaterial and therefore are not included below.

     During 1998, the Company also made the following acquisitions with cash and common stock: Energy Film Library, a provider of contemporary stock footage; and Liaison, a provider of photographs to the photojournalism market. The aggregate purchase price, net liabilities acquired and related goodwill, respectively, were $26.9 million, $1.0 million, and $27.9 million. The pro forma sales and net income or loss of these acquisitions are immaterial and therefore are not included below.

     All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations since the respective dates of acquisition are included with those of the Company.

     The following unaudited pro forma information shows the Company's results of operations for the years ended December 31, 2000, 1999 and 1998 as if the acquisition of VCG had occurred on January 1, 1999 and as if the acquisitions of TIB, Art.com, PhotoDisc and Allsport had occurred on January 1, 1998. The pro forma information includes adjustments related to the financing of the acquisitions, the effect of amortizing goodwill and other identifiable intangibles acquired, as well as the related tax effects. The pro forma results of operations are unaudited, have been prepared for comparative purposes only, and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or those which may occur in the future (in thousands, except per share data).

                                                               (UNAUDITED)
                                                   ------------------------------------
                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                     2000          1999          1998
                                                   ---------    -----------    --------
Sales............................................  $ 504,190     $ 409,318     $263,003
Loss before extraordinary items..................   (180,504)     (143,855)     (93,322)
Net loss.........................................   (180,120)     (143,855)     (94,152)
Basic and diluted net loss per share.............  $   (3.62)    $   (3.94)    $  (2.82)

 5. RESTRUCTURING COSTS

     During 1999, the Company implemented a rationalization plan as a result of the acquisitions of TIB and Art.com. Under the approved plan, the Company consolidated facilities, terminated employees to eliminate duplicative functions, and canceled or modified certain contracts that would no longer benefit the Company as a result of the restructuring. The Company accrued $7.1 million in connection with this plan.

     During 1998, the Company approved and implemented a plan to realign all of its businesses worldwide to better serve the Company's major customer groups. Major actions under the plan included exiting underutilized facilities and consolidation of facilities, employee terminations to eliminate duplicative functions, and the cancellation of certain contracts that would no longer benefit the Company as a result of the restructuring. The Company accrued $10.1 million in connection with this plan.

     In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," the restructuring costs, excluding asset impairments, were recognized as liabilities at the time management committed the Company to each exit plan. Management determined that these costs provided no future economic benefit; they were incremental to other costs incurred by the

                               GETTY IMAGES, INC.

Company prior to the restructuring, or were contractual obligations that existed prior to the date the plan was approved, and were either continued after the exit plan was completed with no economic benefit to the Company or were non-cancelable without penalty; and they were incurred as a direct result of the plan to exit the identified activities. The asset impairments were accounted for in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and are included in restructuring charges in the Consolidated Statements of Operations.

     Restructuring charges impacted the Company's consolidated results of operations as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Facilities exit costs.................................  $    --    $ 1,760    $ 1,406
Asset impairments.....................................       --        877      3,182
Employee termination costs............................       --      3,991      4,026
Contract termination costs............................       --        466      1,461
                                                        -------    -------    -------
  Gross restructuring costs...........................       --      7,094     10,075
Less adjustments to plans.............................   (1,090)    (1,652)        --
                                                        -------    -------    -------
  Net restructuring costs.............................  $(1,090)   $ 5,442    $10,075
                                                        =======    =======    =======

     The restructuring charges and related accruals recognized under the 1998 and 1999 plans affected the Company's consolidated financial position in the following manner (in thousands):

                                           PROPERTY AND    FACILITIES       ACCRUED      ACCRUED
                                            EQUIPMENT      LIABILITIES    LIABILITIES    BENEFITS
                                           ------------    -----------    -----------    --------
Original 1998 plan charges...............    $ 3,182         $ 1,406        $1,461       $ 4,026
Fiscal year 1998 activity:
  Cash paid..............................         --            (191)          (94)       (3,598)
  Non-cash write-downs/disposals.........     (2,732)             --            --            --
                                             -------         -------        ------       -------
Balance December 31, 1998................        450           1,215         1,367           428
Fiscal year 1999 activity:
  New charges (the 1999 plan)............        877           1,760           466         3,991
  Cash paid..............................         --            (768)         (901)       (2,974)
  Non-cash write-downs/disposals.........     (1,327)             --            --            --
  Adjustments to 1998 plan...............         --          (1,052)         (466)         (134)
                                             -------         -------        ------       -------
Balance December 31, 1999................         --           1,155           466         1,311
Fiscal year 2000 activity:
  Cash paid..............................         --            (471)          (38)       (1,083)
  Adjustments to 1999 plan...............         --            (684)         (428)         (228)
                                             -------         -------        ------       -------
Balance December 31, 2000................    $    --         $    --        $   --       $    --
                                             =======         =======        ======       =======

     Assets impairments of $3.2 million under the 1998 plan consisted mainly of system assets, primarily software. The $1.4 million charge to facilities liabilities consisted of costs, mainly lease terminations, associated with the exit of 10 sales and distribution facilities worldwide. The $1.5 million charge to accrued liabilities consisted of re-negotiation or termination fees on contracts with product and service providers. Approximately $4.0 million in employee benefits were accrued for 50 terminated employees, consisting of 10 management and 40 operational staff performing duplicative functions worldwide.

     All assets impaired as part of the 1998 restructuring were written down or disposed of within one year of the commencement of the plan. Many of the facilities exit costs and contract re-negotiation or termination

                               GETTY IMAGES, INC.

fees were paid within one year, however some of the agreements remained in place while providing no economic benefit to the Company. The payments on such agreements were charged to the restructuring accruals as they were made. Approximately $1.5 million of the original charges to facilities and accrued liabilities were reversed during 1999 when a determination was made that they would not be required. Employees included within the 1998 plan were terminated and paid employee benefits within one year of the commencement of the plan, with a residual $0.1 million reversed in 1999.

     Restructuring charges incurred under the 1999 plan consisted of $0.9 million in asset impairments, $1.8 million in facilities liabilities, $0.5 million in accrued liabilities, and $4.0 million in employee benefits. The $0.9 million in assets consisted mainly of leasehold improvements and equipment that were no longer of use and were disposed of or abandoned. The charge to facilities liabilities consisted of costs, mainly lease terminations, associated with the exit of 10 sales facilities worldwide. The charge to accrued liabilities consisted of re-negotiation or termination fees on contracts with product and service providers. Employee benefits were accrued for 53 terminated employees, consisting of 15 management and 38 operational staff performing duplicative functions worldwide.

     All assets impaired as part of the 1999 restructuring were written down or disposed of within one year of the commencement of the plan. Many of the facilities exit costs and accrued liabilities were paid within one year, however some of the agreements remained in place while providing no economic benefit to the Company, and were accounted for as described above. Approximately $1.1 million of the original facilities and accrued liabilities were reversed during 2000 as a determination was made that they would not be required. All employees under the plan were terminated and paid benefits by the end of 2000, with a residual $0.2 million reversed during 2000.

 6. INTEGRATION COSTS

     Integration costs were incurred in addition to costs accrued for the 1999 and 1998 restructuring plans discussed above in the amount of $4.9 million and $3.7 million, respectively. Major integration actions included: consulting and other professional assistance in determining what functions and facilities should be combined; the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; contract renegotiations and terminations; and assessment of the compatibility of the Company's images across its brands after multiple acquisitions. These actions and related costs were determined not to be within the scope of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," as they were not incurred as a direct result of the formal restructuring plans identified above. As such, these costs were expensed as incurred and were included on the integration costs line of the Consolidated Statements of Operations.

     Subsequent to the VCG acquisition in 2000, management determined that further integration of the Company's operations and facilities was necessary to eliminate duplicate facilities and combined functions and to take advantage of opportunities for further leveraging cost and technology platforms. Actions included: the termination of approximately 210 employees; the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; abandonment of 23 sales facilities; consulting and other professional assistance in determining what functions and facilities were needed; and contract re-negotiations and terminations. These actions and related $18.6 million in costs were also determined not to be within the scope of EITF 94-3, as they were not incurred as a direct result of a formal restructuring plan. As such, these costs were expensed as incurred and were included on the integration costs line of the Consolidated Statements of Operations. Additional terminations are expected to take place through the end of the second quarter of 2001 in connection with this integration.

                               GETTY IMAGES, INC.

     A summary of integration costs and how they impacted the Company's Consolidated Results of Operations are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
Employee termination costs..............................  $ 6,622    $   --    $   --
Facilities exit costs...................................    3,621        --        --
Process integration costs...............................    3,593     1,436     1,891
Consulting and professional fees........................    2,899       630     1,167
Contract renegotiation/termination costs................    1,662     2,494       622
Other...................................................      240       323        --
                                                          -------    ------    ------
                                                          $18,637    $4,883    $3,680
                                                          =======    ======    ======

 7. EXTRAORDINARY ITEMS

     In January 2000, a subsidiary of the Company retired $3.3 million of debt at a discount prior to maturity. This resulted in an extraordinary gain of $0.4 million, net of income taxes of $0.3 million, or $0.01 per share.

     In May 1998, the Company completed the issuance of $75.0 million, 4.75% convertible subordinated notes due 2003. A portion of the proceeds was used to repay $49.0 million of term debt, due to HSBC Bank plc (formerly Midland Bank plc), prior to maturity. This early repayment resulted in an extraordinary charge of $0.8 million, net of an income tax benefit of $0.4 million, or $0.03 per share, resulting principally from the write-off of unamortized loan costs.

 8. BUSINESS SEGMENTS

     As a provider of visual content, the Company operates one business segment. Due to the nature of the operations of the Company, sales are made to a diverse client base and there is no reliance on a single customer or group of customers. Sales are reported in the geographic area where they originate. Sales to customers by geographic area, which is subject to the impact of translation differences and is therefore not a reflection of the relative performance of individual areas, is summarized below.

                                            EUROPE    NORTH AMERICA   REST OF WORLD    TOTAL
                                           --------   -------------   -------------   --------
                                                             (IN THOUSANDS)
Years ended December 31,
  2000...................................  $172,900     $288,000         $23,946      $484,846
  1999...................................  $ 93,886     $138,315         $15,639      $247,840
  1998...................................  $ 83,375     $ 91,610         $10,099      $185,084

     Long-lived assets by geography were as follows:

                                              US      INTERNATIONAL   DEFERRED TAXES    TOTAL
                                           --------   -------------   --------------   --------
                                                              (IN THOUSANDS)
Years ended December 31,
  2000...................................  $785,433      $67,519         $43,659       $896,611
  1999...................................  $652,680      $61,867         $15,947       $730,494

                               GETTY IMAGES, INC.

 9. LONG-TERM DEBT

     Long-term debt, net of unamortized issuance costs, consisted of the following at December 31, 2000 and 1999:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
5.00% Convertible subordinated notes due 2007...............  $242,233    $     --
Bank loans..................................................    19,003      28,633
4.75% Convertible subordinated notes due 2003...............    12,342      72,552
Capital leases (imputed interest at 6.75%)..................     1,117       1,011
Other.......................................................       471       3,485
                                                              --------    --------
                                                               275,166     105,681
Less current portion........................................       739       3,879
                                                              --------    --------
Long-term portion...........................................  $274,427    $101,802
                                                              ========    ========

     The amounts outstanding at December 31, 2000 are payable as follows:

                                   CONVERTIBLE
                                   SUBORDINATED     BANK      OTHER    CAPITAL
                                      NOTES         LOANS     LOANS    LEASES      TOTAL
                                   ------------    -------    -----    -------    --------
                                                       (IN THOUSANDS)
2001.............................    $     --      $    --    $ --     $  739     $    739
2002.............................          --       19,003     471        369       19,843
2003.............................      12,342           --      --          9       12,351
2004.............................          --           --      --         --           --
2005 and thereafter..............     242,233           --      --         --      242,233
                                     --------      -------    ----     ------     --------
Total............................    $254,575      $19,003    $471     $1,117     $275,166
                                     ========      =======    ====     ======     ========

     In March 2000, the Company induced the voluntary redemption of $62.3 million of the then outstanding $75.0 million in 4.75% convertible subordinated notes, resulting in the issuance of 2,187,034 shares of the Company's common stock. In connection with the redemption, the Company paid the note holders a cash premium of approximately $6.7 million. This premium is included in the Consolidated Statement of Operations as debt conversion expense. The carrying value of the converted debt, net of issuance costs of $1.9 million, was credited to common stock and additional paid-in capital.

     On March 13, 2000, the Company issued $250.0 million of 5% convertible subordinated notes due March 15, 2007. These notes are convertible into common stock at $61.08 per share and are subordinated to senior indebtedness of the Company and to all debt and liabilities, including trade payables and lease obligations, if any, of the Company's subsidiaries. The 5% notes rank equal in right of payment to the remaining 4.75% notes that were not converted into common stock. The Company may redeem the notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006. Interest on the notes is payable on March 15 and September 15 of each year.

     During the year ended December 31, 1999, the Company entered into a $100.0 million senior credit facility with HSBC Investment Bank plc under an agreement that expires in October 2002. At December 31, 2000 and 1999, $20.0 million and $30.0 million, respectively, were outstanding under the facility. Issue costs of $1.4 million incurred in obtaining the facility have been offset against the balance due and are being amortized over the term of the facility. Interest is charged at a variable rate equal to LIBOR, plus associated costs and a margin ranging from 1.00% to 1.75% per year. The proceeds of the senior credit facility are available for

                               GETTY IMAGES, INC.

general corporate purposes including, but without limitation, acquisitions and working capital requirements. A commitment fee of .675% is charged on the unused portion of the facility.

     Getty Images, Inc. unconditionally guarantees all of the obligations under the senior credit facility, and the obligations of its subsidiaries that are parties to the credit agreement. These obligations are collateralized by pledges of shares of some of its subsidiaries, a lien on all of the Company's assets and the assets of the Company's subsidiaries that are parties to the credit agreement, and a pledge of trademarks from two of the Company's subsidiaries. In addition, the credit agreement requires compliance with debt covenants and restricts the Company's ability to pay dividends. Management believes that the Company is in compliance with such covenants for the years ended December 31, 2000 and 1999.

     Interest expense relating to long-term borrowings amounted to $15.8 million in 2000, $5.5 million in 1999 and $2.6 million in 1998.

10. COMMITMENTS AND CONTINGENCIES

     Following are the future minimum lease payments associated with operating leases in effect as of December 31, 2000 (in thousands):

Year:
2001........................................................  $ 25,982
2002........................................................    22,038
2003........................................................    20,639
2004........................................................    19,259
2005........................................................    18,629
Thereafter..................................................   169,856
                                                              --------
Total minimum lease payments................................  $276,403
                                                              ========

     The Company subleases unused leased property and equipment. Total future minimum rentals under non-cancelable subleases as of December 31, 2000 are $2.5 million. Rent expense was $14.8 million, $10.0 million and $4.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

     From time to time the Company is subject to various legal actions arising out of the normal course of business, including claims relating to trademark, patent or copyright infringements or other items. We have accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims prior to the balance sheet date. Management believes the outcome of any such actions and claims will not materially affect the consolidated financial statements.

11. STOCKHOLDERS' EQUITY

  Preferred stock:

     The Board of Directors is authorized to issue up to 5 million shares of no par value preferred stock. Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company's authorized but unissued shares of preferred stock.

  Exchangeable preferred stock:

     In 1999, the Company formed a wholly-owned Nova Scotia subsidiary. The subsidiary is authorized to issue 5 million shares of no par value exchangeable preferred stock. At December 31, 2000 and 1999, 533,680 and 1,453,394 shares were outstanding, respectively. Each share votes as common stock, shares in any dividends and is exchangeable for one share of Getty Images, Inc. common stock at the discretion of the holder and must be exchanged at the mandatory exchange date.

                               GETTY IMAGES, INC.

12. STOCK OPTION PLAN

     Under the Getty Images, Inc. 1998 Stock Incentive Plan (the Plan), the Board of Directors has the discretion to grant stock options underlying shares of common stock at fair market prices, based on the average of the high and low prices of the Company's common stock on the date of grant. The options vest 25% on the first anniversary of the date of grant and on a monthly pro rata basis over three years thereafter and have a term of ten years.

     A total of 13 million shares are reserved for issuance under this plan, with shares under options that lapse available for re-issuance. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the options terminate 90 days after the employee's termination date.

     The following table presents activity under the Plan in 2000, 1999 and 1998:

                                                      OUTSTANDING            EXERCISABLE
                                                  --------------------   --------------------
                                                              WEIGHTED               WEIGHTED
                                                  NUMBER OF   AVERAGE    NUMBER OF   AVERAGE
                                                  SHARES IN   EXERCISE   SHARES IN   EXERCISE
                                                  THOUSANDS    PRICE     THOUSANDS    PRICE
                                                  ---------   --------   ---------   --------
December 31, 1997...............................    4,679      $ 7.22      2,608      $ 5.12
  Granted.......................................    4,583       19.19
  Exercised.....................................   (1,294)       4.17
  Lapsed........................................     (559)      15.73
                                                   ------      ------      -----      ------
December 31, 1998...............................    7,409      $14.57      2,419      $ 8.86
  Granted.......................................    4,069       18.28
  Exercised.....................................   (1,294)       6.85
  Lapsed........................................     (659)      18.17
                                                   ------      ------      -----      ------
December 31, 1999...............................    9,525      $16.96      3,671      $15.17
  Granted.......................................    4,759       33.83
  Exercised.....................................   (1,754)      11.32
  Lapsed........................................   (1,486)      25.06
                                                   ------      ------      -----      ------
December 31, 2000...............................   11,044      $24.00      4,396      $17.61
                                                   ======      ======      =====      ======

     The following table summarizes additional information for options outstanding and exercisable at December 31, 2000:

                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                   ----------------------------------------------------   ---------------------------------
                                    WEIGHTED-AVERAGE
RANGE OF EXERCISE                      REMAINING       WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
      PRICE            NUMBER       CONTRACTUAL LIFE    EXERCISE PRICE        NUMBER        EXERCISE PRICE
-----------------  --------------   ----------------   ----------------   --------------   ----------------
                   (IN THOUSANDS)                                         (IN THOUSANDS)
 $ 0.01 - $16.10        2,137          6.36 years           $12.49            1,759             $12.54
 $17.19 - $19.38        1,657          8.54 years            18.57              563              18.60
 $19.41 - $20.91        2,173          7.11 years            20.85            1,722              20.89
 $21.32 - $28.63        2,253          9.07 years            26.28              331              24.50
 $28.72 - $38.63        2,213          9.36 years            34.32               10              34.65
 $39.19 - $54.91          611          9.24 years            44.34               11              41.76
                       ------          ----------           ------            -----             ------
                       11,044          8.15 years           $24.00            4,396             $17.61
                       ======          ==========           ======            =====             ======

     The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Accordingly, the

                               GETTY IMAGES, INC.

Company recognizes no compensation expense related to employee stock options as no options are granted below the market price on the date of the grant.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma information as if the Company had adopted the fair-value method of accounting for its stock option plan as of the beginning of fiscal 1995. Under this method, compensation cost is measured on all options based on the fair value of the stock options at the grant date. The pro forma effect on the Company's net loss and loss per share of SFAS No. 123 was as follows:

                                                              2000     1999     1998
                                                             ------    -----    -----
Net loss (in millions)
  Reported.................................................  $169.3    $67.8    $36.4
  Pro forma................................................   189.4     78.3     42.7
Net loss per share
  Reported.................................................  $ 3.40    $1.94    $1.25
  Pro forma................................................    3.81     2.23     1.47

     The weighted-average estimated fair value of options granted during 2000, 1999 and 1998 were $17.25, $11.61 and $11.00, respectively. Weighted-average estimated fair values were calculated using a Black-Scholes option valuation model with forfeitures recognized as they occur and the following assumptions for 2000, 1999 and 1998, respectively: expected future share price volatility of 68%, 75% and 65%; weighted-average risk-free interest rate of 5.26%, 5.70% and 4.83%; expected life of one year from the vest date, two to four years and five to six years; and no expected dividends in any year.

13. DEFINED CONTRIBUTION PLANS

     The Company contributes to defined contribution plans for certain directors and employees in the US and abroad, with significant contributions concentrated in the US and the UK.

     In the US, with the exception of a few employees participating in legacy defined contribution plans according to employment contracts, the Company has one plan. Employees over 18 years of age may join this plan immediately. The Company contributes 40% of up to 5% of each participant's contributions to the plan.

     With the exception of a few employees participating in legacy defined contribution plans according to employment contracts, the Company has one plan in the UK. Employees may join this plan after three months of service with the Company and must contribute a minimum of 2% of their salary to maintain eligibility. The Company contributes 5% of each participant's salary to the plan.

     As a result of a significant number of businesses acquired over the last three years, the Company maintains additional legacy defined contribution plans for certain employees. These plans, however, are insignificant compared to those outlined above. Total contributions to all plans of $1.7 million, $1.5 million and $1.0 million were expensed as incurred in 2000, 1999 and 1998, respectively.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     For short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates the fair value because of the immediate or short-term nature of those instruments. The fair value of long-term debt is estimated based on quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities.

                               GETTY IMAGES, INC.

     At December 31, 2000, the estimated current market value of the Company's long-term debt, based on then-current interest rates for similar obligations with like maturities, was approximately $54.5 million less than the amounts reported on the Consolidated Balance Sheets.

15. INCOME TAXES

     Income/(loss) before income taxes was taxed under the following jurisdictions (in thousands):

                                                      2000         1999        1998
                                                    ---------    --------    --------
Domestic..........................................  $(185,431)   $(77,766)   $(41,872)
Foreign...........................................     21,280       8,273       8,999
                                                    ---------    --------    --------
Total.............................................  $(164,151)   $(69,493)   $(32,873)
                                                    =========    ========    ========

     Included within loss before income taxes for the domestic segment was amortization of intangibles of $118.7 million, $64.3 million and $37.0 million in 2000, 1999 and 1998, respectively.

     The components of income tax expense were as follows (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Current tax:
  Federal...................................................  $  5,116    $    679    $   876
  State.....................................................       385         465        184
  Non-US....................................................    13,156       8,585      3,321
                                                              --------    --------    -------
          Total current tax.................................    18,657       9,729      4,381
                                                              --------    --------    -------
Deferred tax:
  Federal...................................................   (12,560)    (11,254)    (1,175)
  Non-US....................................................      (530)       (135)      (526)
                                                              --------    --------    -------
Total deferred tax..........................................   (13,090)    (11,389)    (1,701)
                                                              --------    --------    -------
Total tax provision.........................................  $  5,567    $ (1,660)   $ 2,680
                                                              ========    ========    =======

     The provisions differ from the amounts that would result by applying the United States statutory rate to earnings before income taxes. A reconciliation of the difference follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Income taxes based on statutory rate...............  $(57,216)   $(24,323)   $(11,795)
Amortization of intangibles........................    60,224      22,516      12,936
Debt conversion expense............................     2,086          --          --
State income taxes, net of US tax..................       382         465         184
Other -- net.......................................        91        (318)      1,355
                                                     --------    --------    --------
Total tax (benefit)/provision......................  $  5,567    $ (1,660)   $  2,680
                                                     ========    ========    ========

                               GETTY IMAGES, INC.

     The components of deferred income taxes are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Deferred tax assets:
Loss carry forwards...................................  $42,749    $16,463    $ 4,326
Accrued liabilities and allowances....................    6,082      4,953      2,010
Other.................................................    1,185      2,323         --
                                                        -------    -------    -------
Total deferred tax assets.............................   50,016     23,739      6,336
                                                        -------    -------    -------
Deferred tax liabilities:
  Short-term provisions...............................       --     (2,625)      (907)
  Other...............................................     (275)        --       (179)
                                                        -------    -------    -------
Total deferred tax liabilities........................     (275)    (2,625)    (1,086)
                                                        -------    -------    -------
                                                         49,741     21,114      5,250
Less deferred tax assets valuation allowance..........       --       (214)      (214)
                                                        -------    -------    -------
Net deferred tax assets...............................  $49,741    $20,900    $ 5,036
                                                        =======    =======    =======

     Tax benefits of $13.5 million and $4.5 million associated with the exercise of employee stock options were allocated to additional paid-in capital in 2000 and 1999, respectively.

     The deferred tax assets in respect of loss carry forwards at December 31, 2000 expire as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Between 2018 and 2020.......................................     $41,297
Indefinite..................................................       1,452
                                                                 -------
                                                                 $42,749
                                                                 =======

     Although realization is not assured, management believes, based on its current expectations and tax planning strategies, that it is more likely than not that the net deferred tax assets will be realized.

                               GETTY IMAGES, INC.

                    SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
December 31, 2000
  Sales.........................................  $104,825    $123,647    $126,998    $129,376
  Gross profit..................................    74,307      86,559      89,517      93,798
  Impairment of long-lived assets...............        --          --          --      53,406
  Operating loss................................   (25,550)    (25,841)    (19,327)    (73,958)
  Loss before income taxes and extraordinary
     item.......................................   (33,855)    (29,524)    (23,034)    (77,738)
  Loss before extraordinary item................   (32,721)    (30,274)    (26,356)    (80,367)
  Net loss(1)...................................   (32,337)    (30,274)    (26,356)    (80,367)
  Loss per share before extraordinary item......     (0.69)      (0.61)      (0.52)      (1.57)
  Net loss per share(1).........................     (0.68)      (0.61)      (0.52)      (1.57)

December 31, 1999
  Sales.........................................  $ 52,150    $ 54,957    $ 60,823    $ 79,910
  Gross profit..................................    38,309      40,193      44,377      57,697
  Operating loss................................    (5,245)    (14,131)    (25,578)    (20,373)
  Loss before income taxes......................    (6,447)    (15,073)    (26,058)    (21,915)
  Net loss(2)...................................    (7,882)    (15,806)    (24,367)    (19,778)
  Net loss per share(2).........................     (0.26)      (0.47)      (0.69)      (0.49)

---------------
(1) Net loss and net loss per share include restructuring and integration charges of $4.2 million, $4.6 million, $3.9 million and $4.9 million in the three months ended March 31, 2000, June 30, 2000, September 30, 2000, and December 31, 2000, respectively. Net loss and net loss per share also include $0.4 million after taxes relating to extraordinary gains in the three months ended March 31, 2000.

(2) Net loss and net loss per share include restructuring and integration charges of $7.4 million and $2.9 million in the three months ended September 30, 1999 and December 31, 1999, respectively.