Form 10-Q
period 2001-03-31
GETTY IMAGES INC
filed 2001-05-07
CIK 1047202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-23747

GETTY IMAGES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	98-0177556 (I.R.S. EMPLOYER IDENTIFICATION NO.)

701 N. 34TH STREET
SUITE 400
SEATTLE, WASHINGTON 98103
(206) 268-2000

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
OF PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [   ]

As of April 30, 2001 there were 51,173,544 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC. AND SUBSIDIARIES

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
(In thousands, except per share amounts)	2001	2000

Sales	$125,787	$104,825

Cost of sales	35,624	30,518

Gross profit	90,163	74,307

Selling, general and administrative expenses	61,526	60,429

Amortization of intangible assets	19,278	25,035

Depreciation	13,229	10,202

Integration costs	3,977	4,191

Loss from operations	(7,847)	(25,550)

Interest expense	(4,389)	(2,323)

Interest income	518	1,241

Debt conversion expense	—	(6,689)

Exchange loss, net	(301)	(515)

Other income (expense), net	91	(19)

Loss before income taxes and extraordinary item	(11,928)	(33,855)

Income tax (expense) benefit	(2,631)	1,134

Loss before extraordinary item	(14,559)	(32,721)

Extraordinary item, net of tax	—	384

Net loss	$(14,559)	$(32,337)

Loss per share before extraordinary item — basic and diluted	$(0.28)	$(0.69)

Extraordinary item	—	0.01

Net loss per share — basic and diluted	$(0.28)	$(0.68)

Weighted-average shares outstanding — basic and diluted	51,447	47,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	Dec. 31,
(In thousands)	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$52,020	$65,894

Accounts receivable, net	87,277	84,771

Inventories, net	6,463	7,616

Deferred catalog costs	16,413	17,998

Prepaid expenses and other assets	24,412	21,664

Deferred income taxes, net	6,100	6,082

Total current assets	192,685	204,025

Property and equipment, net	140,024	140,793

Intangible assets, net	687,931	707,408

Investments	4,741	4,751

Deferred income taxes, net	44,205	43,659

Total assets	$1,069,586	$1,100,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$62,934	$74,216

Accrued expenses	45,761	51,424

Income taxes payable	16,783	16,283

Current portion of long-term debt	808	739

Total current liabilities	126,286	142,662

Long-term debt	274,467	274,427

Total liabilities	400,753	417,089

Commitments and contingencies

Stockholders’ equity

Preferred stock	—	—

Common stock	510	508

Exchangeable preferred stock	5	5

Additional paid-in capital	960,508	957,108

Accumulated deficit	(279,985)	(265,426)

Accumulated other comprehensive loss	(12,205)	(8,648)

Total stockholders’ equity	668,833	683,547

Total liabilities and stockholders’ equity	$1,069,586	$1,100,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

		Number of
	Number of	shares of
	shares of	exchangeable					Accumulated
	common stock,	preferred		Exchangeable	Additional		other
	$0.01 par	stock, no	Common	preferred	paid-in	Accumulated	comprehensive
(In thousands)	value	par value	stock	stock	capital	deficit	loss	Total

Balance at December 31, 2000	50,806	534	$508	$5	$957,108	$(265,426)	$(8,648)	$683,547

Net loss	—	—	—	—	—	(14,559)	—	(14,559)

Translation adjustment	—	—	—	—	—	—	(3,557)	(3,557)

Comprehensive loss								(18,116)

Stock options exercised	172	—	2	—	2,435	—	—	2,437

Tax benefit from employee stock option exercises	—	—	—	—	572	—	—	572

Issuance of shares for acquisition	17	—	—	—	393	—	—	393

Exchange of shares	48	(48)	—	—	—	—	—	—

Balance at March 31, 2001	51,043	486	$510	$5	$960,508	$(279,985)	$(12,205)	$668,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
(In thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by (used in) operating activities	$312	$(2,604)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of business, net of cash acquired	(737)	(220,716)

Acquisition of property and equipment	(16,620)	(12,658)

Proceeds from the sale of long-lived assets	2,250	—

Other, net	(556)	369

Net cash used in investing activities	(15,663)	(233,005)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of long-term debt	—	250,000

Proceeds from the issuance of common stock	2,437	6,338

Payment of debt issuance costs	—	(7,908)

Payment of debt conversion costs	—	(6,689)

Repayment of debt	(92)	(2,650)

Other, net	—	100

Net cash provided by financing activities	2,345	239,191

Effect of exchange rate differences	(868)	(3,883)

Net decrease in cash and cash equivalents	(13,874)	(301)

Cash and cash equivalents at beginning of period	65,894	105,356

Cash and cash equivalents at end of period	$52,020	$105,055

NON-CASH INVESTING ACTIVITIES

Conversion of notes to common stock, net of issuance costs	$—	$60,421

Acquisition of business for common stock	393	2,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (U.S.), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Management believes that the condensed statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to present results of operations, financial position and cash flows for the interim periods. Significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported losses. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company’s latest annual report on Form 10-K.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the revenues and expenses reported during the period. Actual results may vary from those estimates.

EARNINGS PER SHARE

Basic earnings per share is calculated based upon the weighted-average number of shares outstanding during each period. For the periods in which the Company incurred a net loss, diluted earnings per share were calculated based on the same shares as basic earnings per share. All stock options and convertible securities are excluded from the computation because of their antidilutive effect.

ACCRUED ACQUISITION COSTS

Included in the net assets of Visual Communications Group (VCG) that were acquired in March of 2000 were accrued costs of $5.8 million related to plans to exit activities and to terminate or relocate employees of VCG. These costs were recognized as liabilities and were included in the allocation of the acquisition cost. During 2000 and the first quarter of 2001, the Company paid cash of $3.1 million and $0.3 million, respectively, in connection with actions taken. Accrued costs of $2.4 million remain at March 31, 2001, consisting mainly of costs under lease agreements that no longer benefit the Company and that will be paid in future periods. These costs will be charged against the accruals as they are paid.

Included in the net assets of The Image Bank, Inc. (TIB) that were acquired in November of 1999 were accrued costs of $3.2 million related to plans to exit activities and to terminate or relocate employees of TIB. These costs were recognized as liabilities and were included in the allocation of the acquisition cost. During 2000, the Company increased these accrued costs by $1.5 million in conjunction with modifications of the plans. During 2000 and the first quarter of 2001, the Company paid cash of $3.5 million and $0.5 million, respectively, in connection with actions taken. Accrued costs of $0.7 million remain at March 31, 2001, consisting mainly of costs under lease agreements that no longer benefit the Company and that will be paid in future periods. These costs will be charged against the accruals as they are paid.

INTEGRATION COSTS

In 1999, the Company commenced integration of all of the Company’s then existing businesses following the acquisition of TIB and Art.com. Integration actions taken in the first quarter of 2000 and the related costs were as follows: $2.6 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $1.0 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $0.6 million for contract re-negotiations and terminations. These actions and related costs were not incurred as a direct result of a formal restructuring plan and as such, were expensed as incurred during the quarter ended March 31, 2000.

Subsequent to the VCG acquisition in 2000, management determined that further integration of the Company’s operations and facilities was necessary to eliminate duplicate facilities and functions and to take advantage of opportunities for further leveraging cost and technology platforms. Integration costs incurred during the first quarter of 2001 totaled $4.0 million, including: $1.9 million for the termination of approximately 40 employees; $1.4 million for the abandonment of facilities; $0.4 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.2 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $0.1 million for asset impairments. These costs were expensed as incurred during the quarter ended March 31, 2001, as they were not incurred as a direct result of a formal restructuring plan.

LONG-TERM DEBT AND DEBT CONVERSION EXPENSE

In March 2000, the Company redeemed $62.3 million of the then outstanding $75.0 million of 4.75% convertible subordinated notes, and issued 2,187,034 shares of the Company’s common stock in redemption of such notes. In connection with the redemption, the Company paid the note holders a cash premium of approximately $6.7 million. This premium is included in the Condensed Consolidated Statement of Operations as debt conversion expense. The carrying value of the converted debt, net of issuance costs of $1.9 million, was credited to common stock and additional paid-in capital.

On March 13, 2000, the Company issued $250.0 million of 5% convertible subordinated notes due March 15, 2007. These notes are convertible into common stock at $61.08 per share and are subordinated to senior indebtedness of the Company and to all debt and liabilities, including trade payables and lease obligations, if any, of the Company’s subsidiaries. The 5% notes rank equal in right of payment to the remaining 4.75% notes that were not converted into common stock. The Company may redeem the notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006. Interest on the notes is payable on March 15 and September 15 of each year.

EXTRAORDINARY ITEM

In January 2000, a subsidiary of the Company retired $3.3 million of debt at a discount prior to maturity. This resulted in an extraordinary gain of $0.4 million, net of income taxes of $0.3 million, or $0.01 per share.

BUSINESS SEGMENTS

As a provider of visual content, the Company operates in one business segment. Due to the nature of the operations of the Company, sales are made to a diverse client base and there is no reliance on a single customer or group of customers. Sales are reported in the geographic area where they originate. Sales to customers by geographic area, which are subject to the impact of translation differences and therefore are not necessarily reflective of the relative performance of individual areas, are summarized below:

	Three months ended
	March 31,
(In thousands)	2001	2000

Americas	$74,085	$63,287

Europe	45,834	36,639

Rest of world	5,868	4,899

Total sales	$125,787	$104,825

INCOME TAXES

The effective tax rate used to calculate income tax expense for the first quarter of 2001 was 39.2% on income before non-deductible amortization of goodwill, while the rate used to calculate the income tax benefit for the first quarter of 2000 was 39.6% on income before non-deductible amortization of goodwill.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138, which requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The adoption of this statement did not have a significant impact on the results of operations, financial position or cash flows of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND OTHER FINANCIAL INFORMATION CONTAINED ELSEWHERE AND INCORPORATED BY REFERENCE IN THIS REPORT ON FORM 10-Q, INCLUDING OUR ANNUAL REPORT ON FORM 10-K. IN THE FOLLOWING DISCUSSION, “WE,” “US,” “OUR” AND “THE COMPANY” REFER TO GETTY IMAGES, INC. AND ITS CONSOLIDATED SUBSIDIARIES.

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF GETTY IMAGES, INC. THIS QUARTERLY REPORT ON FORM 10-Q AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT GETTY IMAGES, INC.’S INDUSTRY, MANAGEMENT’S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY MANAGEMENT. ALL STATEMENTS, TRENDS, ANALYSES AND OTHER INFORMATION CONTAINED IN THIS REPORT RELATIVE TO TRENDS IN SALES, GROSS MARGIN, ANTICIPATED EXPENSE LEVELS, CAPITAL EXPENDITURES, AND LIQUIDITY AND CAPITAL RESOURCES, AS WELL AS OTHER STATEMENTS INCLUDING, BUT NOT LIMITED TO, WORDS SUCH AS “ANTICIPATE,” “BELIEVE,” “PLAN,” “ESTIMATE,” “EXPECT,” “SEEK,” “INTEND” AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH UNDER “FACTORS THAT MAY AFFECT THE BUSINESS” BELOW. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS, HOWEVER, SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

The Company is a leading e-commerce provider of visual content and related products and services to creative professionals at advertising agencies, graphic design firms, corporations and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and business users and small office/home office users worldwide. We work with more than 4,500 active, contributing photographers and an estimated 850 cinematographers and film producers to obtain or create our content. We control an estimated 70 million still images and an estimated 30,000 hours of film footage.

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

Our cost of sales primarily consists of commission payments to contributing photographers and cinematographers. These suppliers are under contract with subsidiaries of the Company and receive payments of up to 50% of the sales value, depending on the type of image and where and how the image is delivered. We own a significant number of the images in our collections, and these images do not require commission payments. Cost of sales also includes, to the extent applicable, shipping and handling costs for duplicate transparencies, the costs of CD-ROM production and costs associated with framing and shipping art products. As a result, our gross margin is impacted by the mix of sales conducted digitally on the Internet, sales of wholly owned imagery, geographic distribution of sales and brand sales mix.

ACQUISITION

On March 22, 2000, the Company acquired Visual Communications Group Holdings, Ltd., VCG Holdings LLC, Definitive Stock, Inc. and Visual Communications Group Deutschland GmbH. These acquired companies are collectively referred to as VCG, and provide stock photography, specialty image collections and news and feature photography internationally. The total purchase price was $226.9 million, including $204.7 million in cash, $18.7 million in debt assumed and paid and $3.5 million in related transaction costs. Net assets of $1.1 million were acquired, as well as $25.8 million in identifiable intangibles that are amortized over their useful lives ranging from five to 10 years. The remaining goodwill of $200.0 million is amortized over 10 years. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of the acquired company are consolidated in the Company’s financial statements from the date of acquisition.

INTEGRATION COSTS

In 1999, the Company commenced integration of all of the Company’s then existing businesses following the acquisition of TIB and Art.com. Integration actions taken in the first quarter of 2000 and the related costs were as follows: $2.6 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $1.0 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $0.6 million for contract re-negotiations and terminations. These actions and related costs were not incurred as a direct result of a formal restructuring plan and as such, were expensed as incurred during the quarter ended March 31, 2000.

Subsequent to the VCG acquisition in 2000, management determined that further integration of the Company’s operations and facilities was necessary to eliminate duplicate facilities and functions and to take advantage of opportunities for further leveraging cost and technology platforms. Integration costs incurred during the first quarter of 2001 totaled $4.0 million, including: $1.9 million for the termination of approximately 40 employees; $1.4 million for the abandonment of facilities; $0.4 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.2 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $0.1 million for asset impairments. These costs were expensed as incurred during the quarter ended March 31, 2001, as they were not incurred as a direct result of a formal restructuring plan.

DEBT CONVERSION EXPENSE

In March 2000, the Company redeemed $62.3 million of the then outstanding $75.0 million of 4.75% convertible subordinated notes, and issued 2,187,034 shares of the Company’s common stock in redemption of such notes. In connection with the redemption, the Company paid the note holders a cash premium of approximately $6.7 million. This premium is included in the Condensed Consolidated Statement of Operations as debt conversion expense. The carrying value of the converted debt, net of issuance costs of $1.9 million, was credited to common stock and additional paid-in capital.

EXTRAORDINARY ITEM

In January 2000, a subsidiary of the Company retired $3.3 million of debt at a discount prior to maturity. This resulted in an extraordinary gain of $0.4 million, net of income taxes of $0.3 million, or $0.01 per share.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 vs. 2000

Below are selected highlights from the Company’s results of operations:

	Three months ended March 31,

		% of		% of
(In thousands, except percentages)	2001	sales	2000	sales

Sales	$125,787	100.0	$104,825	100.0

Gross profit	90,163	71.7	74,307	70.9

Selling, general and administrative expenses	(61,526)	(48.9)	(60,429)	(57.6)

Amortization of intangible assets	(19,278)	(15.3)	(25,035)	(23.9)

Depreciation	(13,229)	(10.5)	(10,202)	(9.7)

Income tax (expense) benefit	(2,631)	(2.1)	1,134	1.1

Net loss	(14,559)	(11.6)	(32,337)	(30.8)

EBITDA	$28,637	22.8	$13,878	13.2

NET LOSS

The Company recognized a net loss of $14.6 million, or $0.28 per share, during the first quarter of 2001 as compared to a net loss of $32.3 million, or $0.68 per share, during the same period in 2000. Excluding extraordinary items, the Company recognized a net loss of $32.7 million, or $0.69 per share, for the first quarter of 2000.

SALES

Sales of $125.8 million for the first quarter of 2001 were up $21.0 million or 20% over first quarter 2000 sales of $104.8 million. The Company experienced growth in nearly all geographies, with sales in the Americas growing $10.8 million or 17% and sales in Europe growing $9.2 million or 25%. Growth was realized across most brands, with particularly strong sales from Stone. Stone sales increased mainly due to increased customer usage of e-commerce as a means of selecting and taking delivery of images. This sales growth reflected mainly volume increases, but sales price increases were reflected as well. VCG sales also increased significantly over the first quarter of 2000, however, this was due mainly to the inclusion of a full quarter of sales for VCG in 2001, as compared to only nine days in 2000.

Although the Company’s sales grew year over year, sales for the first quarter of 2001 were lower than expected across all of the Company’s brands. We believe this shortfall resulted from the slowdown in the U.S. economy and particularly from delays and cancellations in marketing and advertising spending. Many of our domestic customers have expressed limited visibility regarding their outlook for marketing and advertising expenses for the remainder of the year. With respect to customers in overseas markets, the Company is cautious about sales levels towards the second half of the year. We believe the slowdown in the U.S. economy could have a delayed impact on these markets, particularly Australia and Europe.

GROSS PROFIT

The Company’s gross profit was $90.2 million or 71.7% of net sales for the first quarter of 2001, an increase over gross profit of $74.3 million or 70.9 % of net sales for the same period in 2000. The increase in gross margin in the current period was due to a larger percentage of sales of higher margin items, mainly wholly owned images, in the sales mix and a lower percentage of lower margin sales from businesses such as Art.com.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $61.5 million for the first quarter of 2001, an increase of $1.1 million from $60.4 million for the first quarter of 2000. This increase resulted primarily from the inclusion of a full quarter of expense for VCG in 2001, as compared to only nine days in 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 49%, down from 58% in the year ago period. This decrease resulted from the Company’s ongoing efforts to reduce overall costs and increase efficiencies.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

For the Company, EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, exchange gains and losses and, when applicable, loss on impairment of long-lived assets, debt conversion expense, integration and restructuring costs, extraordinary items and other income and expenses. This figure can more easily be calculated as gross profit less selling, general and administrative expenses in the periods presented. Due to our various acquisitions and the related impact on net loss, we believe that EBITDA provides an appropriate measure of our operating performance. EBITDA should not, however, be considered as an alternative to operating income as an indicator of our operating performance, or to cash flows as a measure of our liquidity.

EBITDA for the first quarter of 2001 was $28.6 million or 22.8% of net sales, as compared to $13.9 million or 13.2% of net sales for the first quarter of 2000. The increase in EBITDA and EBITDA margin resulted from improvements in gross margins and declining selling, general and administrative expenses as a percentage of sales.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased to $19.3 million in the first quarter of 2001 from $25.0 million in the same period in 2000, due mainly to the elimination of goodwill amortization related to Art.com. After performing a cash flow analysis in the fourth quarter of 2000 of Art.com and a related business that operates as a division of Art.com, the Company determined that the long-lived assets were impaired. As a result, the Company wrote off $53.4 million of Art.com goodwill.

We expect that the amortization of intangible assets will result in substantial charges against our earnings in future periods, including approximately $72 million and $71 million in 2001 and 2002, respectively, based on unamortized balances at March 31, 2001. Any additional acquisitions involving intangibles, fair value adjustments or disposals of intangibles could materially impact these amounts.

DEPRECIATION

Depreciation expense increased to $13.2 million in the first quarter of 2001 from $10.2 million in the first quarter of 2000. The increase was primarily related to business acquisitions in 2000, together with increased capital expenditures related to the continued development of technology assets related to our web-based sales strategy and an increase in our capitalized costs of image digitization. The Company expects depreciation expense in 2001 and beyond to continue to increase as a result of these increased investments.

INCOME TAXES

The effective tax rate used to calculate income tax expense for the first quarter of 2001 was 39.2% on income before non-deductible amortization of goodwill, while the rate used to calculate the income tax benefit for the first quarter of 2000 was 39.6% on income before non-deductible amortization of goodwill. Income taxes increased from a $1.1 million benefit for the first quarter of 2000 to a $2.6 million expense for the first quarter of 2001 due to the increase in income before non-deductible amortization of goodwill.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138, which requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The adoption of this statement did not have a significant impact on the results of operations, financial position or cash flows of the Company.

FINANCIAL CONDITION

At March 31, 2001, the Company held $52.0 million in cash and cash equivalents and had credit facilities under a bank line of credit totaling $100.0 million, of which $80.0 million was unused.

WORKING CAPITAL

At March 31, 2001, the Company’s working capital was $66.4 million, an increase of $5.0 million from working capital of $61.4 million at the end of 2000. Current assets decreased $11.3 million during the first quarter of 2001, resulting mainly from a decrease in cash and cash equivalents. Current liabilities decreased $16.4 million during the first quarter of 2001, due mainly to the payment of accounts payable and accrued expenses.

Cash and cash equivalents decreased $13.9 million during the first quarter of 2001. Significant uses of cash included $16.6 million in capital expenditures, $14.3 million in the payment of accounts payable and accrued expenses, including $6.7 million in interest payments, and $4.2 million in prepaid expenses and other assets. Significant cash inflows included $2.4 million in proceeds from the issuance of common stock due to stock option exercises, $2.3 million in proceeds from the sale of certain assets of a French subsidiary, as well as cash receipts from customers.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to invest approximately $75.0 million in capital expenditures during 2001, including the $16.6 million invested during the first quarter. Existing cash balances and cash flows provided by operating activities and borrowing capacity are expected to be sufficient to fund operations, capital expenditures and long-term debt requirements for at least the following 12 months. However, we continue to seek opportunities to grow both organically and by acquisition. Accordingly, we may be required, or we may elect, to raise additional funds through debt or equity offerings in addition to the sources mentioned above to finance acquisitions, as we did in the first quarter of 2000 to fund the acquisition of VCG. On March 13, 2000, the Company issued $250.0 million of 5% convertible subordinated notes due March 15, 2007 to fund this acquisition.

FACTORS THAT MAY AFFECT THE BUSINESS

IN ADDITION TO OTHER INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR COMPANY BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS. THE FOLLOWING LIST IS NOT INTENDED TO BE EXHAUSTIVE.

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

As a result of the acquisition strategy we have pursued since our inception in 1995, our senior management has focused significant attention on integrating acquired businesses. Our future performance will largely depend on our ability to integrate the operations of acquired companies, particularly VCG (acquired in March 2000) and TIB (acquired in November 1999). These acquisitions create risks such as:

•	disruption of our ongoing business;

•	difficulty assimilating the operations, including financial and accounting functions, sales and marketing procedures, technology and other corporate administrative functions of the combined companies;

•	diversion of attention of our senior management from existing operations and other potential business opportunities;

•	challenges associated with converting content from the analog format to digital format, particularly the core collections of TIB and VCG;

•	problems combining personnel of the acquired companies with our existing personnel; and

•	problems retaining key employees from the acquired companies.

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

ACQUISITION-RELATED CHARGES AND RESTRUCTURING COSTS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

Our operating results and earnings in future periods may be adversely affected as a result of acquisition-related charges, including:

•	significant goodwill amortization charges;

•	transaction costs; and

•	other related restructuring and integration charges.

We could be required to write-down the unamortized value of such goodwill in the future at an accelerated rate in the event that it suffers an impairment in value. For example, in the fourth quarter of 2000, the Company determined that long-lived assets were impaired and wrote off $53.4 million of Art.com goodwill. Future acquisitions by us, if any, could generate goodwill and other intangibles that could result in similar charges to be amortized or written off against our future earnings.

We incurred net integration and restructuring costs of $41.6 million during 1998, 1999 and 2000, and $4.0 million during the first quarter of 2001, following the plans to integrate all our businesses and to otherwise restructure and reorganize our business to try to best serve our customers and develop our business. Further integration of our existing businesses and businesses we may acquire in the future may result in similar or greater integration and restructuring costs, which will negatively affect our future earnings.

OUR QUARTERLY FINANCIAL RESULTS MAY FLUCTUATE.

Historical trends and quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. It is possible that some future quarterly results may be below the expectations of public market analysts and investors. For instance, on April 25, 2001, we announced that our first quarter results were below these expectations. In this event, the effect on the trading prices of our subordinated notes and our common stock may be difficult to predict. Our revenues and operating results are expected to vary from quarter-to-quarter due to a number of factors, including:

•	demand for our products;

•	our ability to continue to move customers to the digital distribution of imagery;

•	changes in sales mix, including the mix of sales of analog and digital imagery, wholly-owned and licensed imagery, and the geographic and brand distribution of such sales;

•	our ability to attract visitors to our Websites and the frequency of repeat purchases by our customers;

•	shifts in the nature and amount of publicity about us, our competitors or the visual content industry;

•	changes in the growth rate of Internet commerce;

•	our ability to enhance our technology to accommodate any future growth in our operations or customers;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in government regulation;

•	costs related to potential acquisitions of technology or businesses;

•	changes in U.S. and global financial and equity markets; and

•	changes in U.S., global or regional economic and political conditions.

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

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE GROWTH IN DEMAND FOR THE DIGITAL DOWNLOAD OF VISUAL CONTENT.

The success of our business depends on the continued and increasing acceptance of the digital download method for purchasing visual content. The growth and market acceptance of digital download is subject to a number of factors, including:

•	the availability of sufficient network bandwidth to enable purchasers to rapidly download images;

•	the number of relevant images available for purchase through digital download as compared to those available through traditional analog methods;

•	the level of customer comfort with the process of downloading visual content;

•	the relative ease of the downloading process;

•	concerns about the security of online transactions; and

•	specific customer requirements that dictate the continued reliance on analog imagery.

Our strategy is based in part on increasing acceptance of the Internet as a method for distributing images. We may not overcome future technical challenges associated with electronically delivering visual content reliably on a long-term basis.

WE MAY NOT SUCCEED IN ESTABLISHING THE “GETTY IMAGES” BRAND.

Historically, we have marketed each Getty Images’ brand as its own collection. We have begun marketing certain of our images using the “Getty Images” brand. Successful positioning of the “Getty Images” brand will largely depend on the success of our advertising and promotional activities and our ability to provide customers with high quality products and strong customer service. We believe that a favorable customer reception of this brand is important to our future success. If our brand enhancement strategies are unsuccessful, we may be unable to realize potential benefits of “Getty Images.” See also “Our Right to Use the Getty Trademarks is Subject to Forfeiture in the Event We Experience a Change of Control” below.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR EXECUTIVE CHAIRMAN AND CHIEF EXECUTIVE OFFICER.

Our future success depends, in part, on the continued service of Mr. Mark Getty, our Executive Chairman, and Mr. Jonathan Klein, our Chief Executive Officer. Mr. Getty and Mr. Klein are each party to an employment agreement with us for a minimum period of three years, commencing in February 1998 and June 1999, respectively. We do not have “key person” life insurance policies covering either Mr. Getty or Mr. Klein.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO IDENTIFY, ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

Our future success will depend upon our ability to identify, attract, retain and motivate highly skilled technical, managerial, new product development, editorial, merchandising, sales, marketing and customer service employees. Competition for qualified personnel can be intense in the visual content industry. We cannot guarantee that we will be successful in our efforts to attract and retain such personnel.

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

A key component of our growth strategy is the increased digitization of our imagery and the distribution of such imagery and related products and services over the Internet. As a result, our revenues are, and will continue to be, dependent on the ability of our customers to access our Websites. In the past, we have experienced occasional system interruptions that made our Websites unavailable or prevented us from efficiently fulfilling orders. While we have made improvements in this area, we cannot be sure that we can prevent these interruptions in the future. System failures or interruptions will inconvenience our users and may result in negative publicity and reduce the volume of images we license online and the attractiveness of our online products and services to our customers.

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

The Getty Group collectively owned approximately 23.3% of the outstanding shares of our common stock as of March 31, 2001, and comprises the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark Getty, our Executive Chairman; and Mr. Jonathan Klein, our Chief Executive Officer.

The Torrance Group collectively owned approximately 6.5% of the outstanding shares of our common stock as of March 31, 2001, and comprises the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (Torrance); and certain of their family members.

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

OUR RIGHT TO USE THE GETTY TRADEMARKS IS SUBJECT TO FORFEITURE IN THE EVENT WE EXPERIENCE A CHANGE OF CONTROL.

We own trademarks and trademark applications through our subsidiaries regarding the names Getty Images and Hulton Getty, and derivatives of those names, including the name “Getty,” and the related logo. We will use “Getty” as a corporate identity as do our subsidiaries and we may use “Getty” as a product or service brand in the future. We refer to the above as the “Getty Trademarks.” In the event that a third party or parties not affiliated with the Getty family acquire control of us, Getty Investments L.L.C. has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Trademarks, after which time we no longer would have the right to use the Getty Trademarks. Getty Investments’ right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

Getty Investments L.L.C. owns approximately 21.1% of the outstanding shares of our common stock as of March 31, 2001. Mr. Getty serves as the Chairman of Getty Investments, while Mr. Klein and Mr. Andrew Garb, a member of our Board of Directors, serve on the Board of Getty Investments.

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

OUR INDEBTEDNESS COULD REDUCE OUR FLEXIBILITY AND MAKE US MORE VULNERABLE TO ECONOMIC DOWNTURNS.

Our level of indebtedness may pose substantial risks to our security holders, including the risk that we may not be able to generate sufficient cash flow to satisfy our obligations under our indebtedness or to meet our capital requirements. A portion of our cash flow from operations will be dedicated to the payment of principal and interest on our senior credit facility, our 4.75% convertible subordinated notes due 2003 and our 5.0% convertible subordinated notes due 2007. Our ability to service our indebtedness will depend on our future performance, which will be affected by general economic conditions and financial, business and other factors, many of which are beyond our control. Such indebtedness could have important consequences to our security holders, including the following:

•	our ability to make principal and interest payments on the notes could be negatively impacted;

•	we may be unable to obtain necessary financing for working capital, capital expenditures, debt service requirements and other purposes;

•	our flexibility in planning for, or reacting to, changes in our business and competition could be reduced; and

•	we may be more vulnerable to economic downturns.

OUR BUSINESS IS SENSITIVE TO CHANGES IN ECONOMIC AND POLITICAL CONDITIONS.

Any economic, business or industry conditions that cause customers or potential customers to reduce, postpone or stop their use of imagery, or to reduce the value of each image used, could have a negative effect on our sales and profitability. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local, regional and global economic conditions, political instability, and changes in applicable tax laws (including U.S. tax laws on our foreign operations).

There has been a recent slowdown in advertising, which we believe has had an impact on the demand for the Company’s products and services. We remain cautious about the economic outlook for the remainder of 2001 and the potential impact on our business.

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

THE TRANSITION TO THE EURO WILL REQUIRE US TO MODIFY OUR EXISTING OPERATIONS AND SYSTEMS.

In January 1999, eleven member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union’s common currency (the Euro). The Euro was established to replace the separate currencies of these eleven countries. The number of countries adopting the Euro has since increased to twelve. The Euro is scheduled to be phased in over a three-year period ending January 1, 2002. In order to effectively handle transactions in the new currency, we are modifying our systems and commercial arrangements. Modifications are necessary in areas such as tax, payroll, benefits and pension systems, contracts with suppliers and customers, internal financial reporting systems and information technology systems. Although transactions may also be made in the currencies of the member countries during the three-year transition period, we will use dual currency processes for our operations during the transition period. We may not be able to identify or successfully solve all problems associated with the transition and a material disruption of our business may occur.

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

Our business could be harmed if:

•	use of the Internet and other online services does not continue to increase or increases more slowly than anticipated;

•	the technology underlying the Internet and other online services does not effectively support any necessary expansion; and

•	the Internet and other online services do not create a viable commercial marketplace, inhibiting the development of e-commerce and reducing the need for delivery of our products and services online.

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

New laws and regulations could potentially govern or restrict any of the following issues:

•	user privacy;

•	pricing and taxation of goods and services over the Internet;

•	Website content;

•	consumer protection; and

•	characteristics and quality of products and services offered over the Internet.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has been volatile. For example, for January 1, 2000 through March 31, 2001, the market price for our common stock has ranged from $13.94 to $64.38. Fluctuations in the trading price of our common stock may continue in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	new products, services and strategic developments by us or our competitors;

•	business combinations and investments by us or our competitors;

•	variations in our revenues, expenses or profitability;

•	changes in financial estimates and recommendations by securities analysts and investors;

•	failure to meet the expectations of securities analysts;

•	performance by other visual content companies;

•	news reports relating to trends in the visual content, Internet or other product or service industries;

•	changes in U.S. and global financial and equity markets; and

•	changes in U.S., global or regional economic and political conditions.

Any of these events may cause the price of our shares to change. In addition, the stock market in general and the market prices for e-commerce companies in particular have experienced significant volatility (including, recent steep declines) that in some cases has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the market price of our shares, regardless of our operating performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to a variety of market risks, primarily related to fluctuations in interest rates and foreign currency rates.

INTEREST RATE RISK

Our exposure to market rate risk for a change in interest rates relates primarily to our debt instruments, the majority of which are fixed rate borrowings. The book value and respective fair values are shown in the table below:

	Maturities				Fair Value

					March 31,	Dec. 31,
(In thousands, except percentages)	2002	2003	2007	Total	2001	2000

Fixed rate debt (USD)	$—	$12,653	$250,000	$262,653	$171,238	$208,104

Average interest rate	—	4.75%	5.0%	4.99%	4.99%	4.99%

Variable rate debt (USD)	$20,000	—	—	$20,000	$19,077	$19,003

Average interest rate	6.31%	—	—	6.31%	6.31%	7.40%

Other borrowings	$468	—	—	$468	$468	$471

Average interest rate	4.65%	—	—	4.65%	4.65%	5.50%

FOREIGN CURRENCY RISK

The Company had no outstanding foreign exchange contracts or related deferred gains or losses as of March 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

On January 18, 2001, the Company issued 17,305 shares of its common stock, in addition to other consideration, in connection with the purchase of all of the issued and outstanding capital stock of Sumer Australasia Pty Limited and all of the units of The Image Bank Unit Trust. These acquisitions were made to acquire the business of The Image Bank Australia, which was operated through The Image Bank Unit Trust with Sumer Australasia Pty Limited acting as corporate trustee. The shares were issued in a private placement to sophisticated investors pursuant to an exemption under Regulation S of the Securities Act of 1933, as amended.

Item 5. Other Information

Effective May 1, 2001, John Hallberg resigned as our Senior Vice President and General Manager of Art.com.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Reference is made to the Index of Exhibits beginning on page 25 for a list of all exhibits filed as part of this report.

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2001	GETTY IMAGES, INC.

	By	/s/ ELIZABETH J. HUEBNER

Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Getty Images (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of Getty Images (2)

3.3	Bylaws of Getty Images (1)

10.1*	Separation Agreement between the Company and John Hallberg, dated April 10, 2001.

*	Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Registrant’s Form S-4 Registration Statement, No. 333-38777.

(2)	Incorporated by reference from the Exhibits to the Registrant’s Form 8-K, dated November 10, 1998.