Form 10-Q
period 2001-06-30
GETTY IMAGES INC
filed 2001-08-08
CIK 1047202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
OF PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [   ]

As of July 31, 2001 there were 51,592,800 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC. AND SUBSIDIARIES

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,

(In thousands, except per share amounts)	2001	2000	2001	2000

Sales	$115,856	$123,647	$241,643	$228,472

Cost of sales	32,324	37,088	67,948	67,606

Gross profit	83,532	86,559	173,695	160,866

Selling, general and administrative expenses	60,911	64,140	122,437	124,569

Amortization of intangible assets	17,991	31,412	37,269	56,447

Depreciation	14,263	12,289	27,492	22,491

Integration costs and loss on impairment of assets	9,341	4,559	13,318	8,749

Loss from operations	(18,974)	(25,841)	(26,821)	(51,390)

Interest expense	(4,300)	(4,499)	(8,689)	(6,822)

Interest income	670	1,066	1,188	2,307

Debt conversion expense	—	—	—	(6,689)

Exchange losses, net	(395)	(257)	(696)	(772)

Other income (expense), net	52	7	143	(14)

Loss on impairment of investments	(4,224)	—	(4,224)	—

Loss before income taxes and extraordinary item	(27,171)	(29,524)	(39,099)	(63,380)

Income tax (expense) benefit	3,440	(750)	809	384

Loss before extraordinary item	(23,731)	(30,274)	(38,290)	(62,996)

Extraordinary item, net of tax	—	—	—	384

Net loss	$(23,731)	$(30,274)	$(38,290)	$(62,612)

Loss per share before extraordinary item — basic and diluted	$(0.46)	$(0.61)	$(0.74)	$(1.30)

Extraordinary item	—	—	—	0.01

Net loss per share — basic and diluted	$(0.46)	$(0.61)	$(0.74)	$(1.29)

Weighted-average shares outstanding — basic and diluted	51,636	49,674	51,543	48,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands)	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$50,818	$65,894

Accounts receivable, net	80,119	84,771

Inventories, net	5,015	7,616

Deferred catalog costs	15,234	17,998

Prepaid expenses and other assets	26,547	21,664

Deferred income taxes, net	6,100	6,082

Total current assets	183,833	204,025

Property and equipment, net	146,467	140,793

Intangible assets, net	672,693	707,408

Investments	516	4,751

Deferred income taxes, net	41,251	43,659

Total assets	$1,044,760	$1,100,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$62,140	$74,216

Accrued expenses	44,614	51,424

Income taxes payable	10,252	16,283

Current portion of long-term debt	733	739

Total current liabilities	117,739	142,662

Long-term debt	274,968	274,427

Total liabilities	392,707	417,089

Commitments and contingencies

Stockholders’ equity

Preferred stock	—	—

Common stock	516	508

Exchangeable preferred stock	2	5

Additional paid-in capital	967,180	957,108

Accumulated deficit	(303,716)	(265,426)

Accumulated other comprehensive loss	(11,929)	(8,648)

Total stockholders’ equity	652,053	683,547

Total liabilities and stockholders’ equity	$1,044,760	$1,100,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

		Number of
	Number of	shares of
	shares of	exchangeable					Accumulated
	common stock,	preferred		Exchangeable	Additional		other
	$0.01 par	stock, no	Common	preferred	paid-in	Accumulated	comprehensive
(In thousands)	value	par value	stock	stock	capital	deficit	loss	Total

Balance at December 31, 2000	50,806	534	$508	$5	$957,108	$(265,426)	$(8,648)	$683,547

Net loss	—	—	—	—	—	(38,290)	—	(38,290)

Translation adjustment	—	—	—	—	—	—	(3,281)	(3,281)

Comprehensive loss								(41,571)

Stock options exercised	425	—	5	—	6,411	—	—	6,416

Stock options accelerated	—	—	—	—	56	—	—	56

Tax benefit from employee stock option exercises	—	—	—	—	1,147	—	—	1,147

Issuance of shares for acquisition of assets and business	82	—	—	—	2,458	—	—	2,458

Exchange of shares	262	(262)	3	(3)	—	—	—	—

Balance at June 30, 2001	51,575	272	$516	$2	$967,180	$(303,716)	$(11,929)	$652,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,

(In thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$19,749	$14,534

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of businesses, net of cash acquired	(709)	(227,321)

Acquisition of property and equipment	(40,244)	(40,331)

Acquisition of intangibles	(1,651)	—

Proceeds from the sale of long-lived assets	2,250	—

Cash paid for security deposit on lease	—	(2,139)

Other, net	—	376

Net cash used in investing activities	(40,354)	(269,415)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of long-term debt	—	250,000

Proceeds from the issuance of common stock	6,417	11,031

Payment of debt issuance costs	—	(8,359)

Payment of debt conversion costs	—	(6,689)

Repayment of debt	(411)	(2,750)

Other, net	—	(477)

Net cash provided by financing activities	6,006	242,756

Effect of exchange rate differences	(477)	(7,185)

Net decrease in cash and cash equivalents	(15,076)	(19,310)

Cash and cash equivalents at beginning of period	65,894	105,356

Cash and cash equivalents at end of period	$50,818	$86,046

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of notes to common stock, net of issuance costs	$—	$60,421

Acquisition of assets and businesses for common stock	2,458	4,851

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

ACCOUNTS RECEIVABLE

Accounts receivable represent trade receivables, net of provisions for doubtful accounts of $20.1 million and $19.5 million at June 30, 2001 and December 31, 2000, respectively. The provision for doubtful accounts recorded during the three months ended June 30, 2001 and June 30, 2000 was $0.5 million and $1.0 million, respectively. The provision for doubtful accounts recorded during the six months ended June 30, 2001 and June 30, 2000 was $0.7 million and $2.5 million, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation of approximately $166.7 million and $147.6 million at June 30, 2001 and December 31, 2000, respectively.

INTANGIBLE ASSETS

Intangible assets consist principally of goodwill, which represents the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated lives, ranging from three to 30 years.

	June 30,	December 31,
(In thousands)	2001	2000

Goodwill	$767,537	$769,475

Other intangibles	103,367	98,255

	870,904	867,730

Less accumulated amortization	198,211	160,322

Net intangible assets	$672,693	$707,408

ACCRUED ACQUISITION COSTS

Included in the net assets of Visual Communications Group (VCG) that were acquired in March of 2000 were accrued costs of $5.8 million related to plans to exit activities and to terminate or relocate employees of VCG. These costs were recognized as liabilities and were included in the allocation of the acquisition cost. During 2000 and the first half of 2001, the Company paid cash of $3.1 million and $1.0 million, respectively, in connection with actions taken. Accrued costs of $1.7 million remain at June 30, 2001, consisting mainly of costs under lease agreements that no longer benefit the Company and that will be paid in future periods. These costs will be charged against the accruals as they are paid.

Included in the net assets of The Image Bank, Inc. (TIB) that were acquired in November of 1999 were accrued costs of $3.2 million related to plans to exit activities and to terminate or relocate employees of TIB. These costs were recognized as liabilities and were included in the allocation of the acquisition cost. During 2000, the Company increased these accrued costs by $1.5 million in conjunction with modifications of the plans. During 2000 and the first half of 2001, the Company paid cash of $3.5 million and $0.8 million, respectively, in connection with actions taken. Accrued costs of $0.4 million remain at June 30, 2001, consisting mainly of costs under lease agreements that no longer benefit the Company and that will be paid in future periods. These costs will be charged against the accruals as they are paid.

INTEGRATION COSTS AND LOSS ON IMPAIRMENT OF ASSETS

In 1999, the Company commenced integration of all of the Company’s businesses after the acquisition of TIB and Art.com. Integration actions taken in the second quarter of 2000 and the related costs were as follows: $4.0 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.5 million for contract re-negotiations and terminations; and $0.1 million for consulting and other professional assistance in determining what functions and facilities should be combined. Integration actions taken in the first half of 2000 and the related costs were as follows: $6.5 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $1.1 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $1.1 million for contract re-negotiations and terminations. These actions and related costs were not incurred as a direct result of a formal restructuring plan and as such, were expensed as incurred during the three and six months ended June 30, 2000.

Subsequent to the VCG acquisition in 2000, management determined that further integration of the Company’s operations and facilities was necessary to eliminate duplicate facilities and functions and to take advantage of opportunities for further leveraging cost and technology platforms. Integration costs incurred during the first quarter of 2001 totaled $4.0 million, including: $1.9 million for the termination of approximately 40 employees; $1.4 million for the abandonment of facilities; $0.4 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.2 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $0.1 million for asset impairments. These actions were completed and the related costs were expensed as incurred during the quarter ended March 31, 2001, as they were not incurred as a direct result of a formal restructuring plan.

On May 17, 2001, the Company terminated the operations of one of its subsidiaries, Art.com, a provider of framed and unframed art and art-related products on the Internet. In connection with this event, the Company recorded integration costs of approximately $1.9 million during the second quarter of 2001, including severance costs and costs to terminate the operations and exit the facilities of Art.com, as well as a loss on the impairment of related assets of $6.5 million.

During the second quarter of 2001, the Company also recorded integration costs of $0.9 million, including severance costs and facilities exit costs, relating primarily to the planned closure of a Canadian office and consolidation of those operations into other offices.

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

LOSS ON IMPAIRMENT OF INVESTMENTS

During the second quarter of 2001, the Company wrote off its minority investment in two small private companies after analyses showed that they suffered other than temporary declines in fair value. The total of these two impairment charges was $4.2 million.

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

	Three months ended June 30,		Six months ended June 30,

(In thousands)	2001	2000	2001	2000

Americas	$66,191	$71,728	$140,276	$135,015

Europe	43,834	45,656	89,668	82,295

Rest of world	5,831	6,263	11,699	11,162

Total sales	$115,856	$123,647	$241,643	$228,472

INCOME TAXES

The estimated annual tax rate used to calculate income tax expense for the first half of 2001 was 39.2% on income before permanent differences, including amortization of goodwill and a valuation allowance associated with the loss on impairment of investments, while the rate used to calculate the income tax benefit for the first half of 2000 was 39.6% on income before similar items.

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

Effective July 1, 2001, the Company adopted SFAS 141, Business Combinations. This statement requires the use of the purchase method of accounting for all new business combinations, requires that intangible assets be recorded separate from goodwill only if they meet a contractual-legal criterion or separability criterion, and requires additional disclosures. The adoption of this statement does not effect the Company’s reported results of operations, financial position or cash flows. The statement does, however, more narrowly define identifiable intangible assets, thus limiting the allocation of purchase price on future acquisitions to such intangibles and expanding the allocation of purchase price to goodwill. This will have the effect of decreasing future amortization expense.

Effective January 1, 2002, the Company will adopt SFAS 142, Goodwill and Other Intangible Assets. This pronouncement will change the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Initial impairment tests will be required to be completed by the end of the first quarter of 2002 for intangible assets and by the end of 2002 for goodwill. Any losses resulting from these initial impairment tests will be recognized as the effect of a change in accounting principle. Annual impairment tests will be required every year thereafter, with any impairment recognized as losses on impairment of assets. Management has not yet completed an evaluation of the effects this standard will have on the Company’s consolidated financial statements. However, amortization of intangibles will be significantly lower in 2002 than in prior periods, and the Company could incur significant charges as a result of the impairment tests.

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

GENERAL

The Company is a leading e-commerce provider of visual content and related products and services to creative professionals at advertising agencies, graphic design firms, corporations and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and business users and small office/home office users worldwide. We work with more than 4,500 active photographers and an estimated 850 cinematographers and film producers to obtain or create our content. We control an estimated 70 million still images and an estimated 30,000 hours of film footage.

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

For the Company, EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, exchange gains and losses and, when applicable, losses on impairments, debt conversion expense, integration costs, extraordinary items and other income and expenses. This figure can more easily be calculated as gross profit less selling, general and administrative expenses in the periods presented. Due to our various acquisitions and the related impact on net loss, we believe that EBITDA provides an appropriate measure of our operating performance. EBITDA should not, however, be considered as an alternative to operating income, as defined by generally accepted accounting principles, as an indicator of our operating performance, or to cash flows as a measure of our liquidity.

ACQUISITIONS

On March 22, 2000, the Company acquired Visual Communications Group Holdings, Ltd., VCG Holdings LLC, Definitive Stock, Inc. and Visual Communications Group Deutschland GmbH. These acquired companies are collectively referred to as VCG, and provide stock photography, specialty image collections and news and feature photography internationally. The total purchase price was $226.9 million, including $204.7 million in cash, $18.7 million in debt assumed and paid and $3.5 million in related transaction costs. Net assets of $1.1 million were acquired, as well as $25.8 million in identifiable intangibles that are amortized over their useful lives ranging from five to 10 years. The remaining goodwill of $200.0 million is being amortized over 10 years. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of the acquired companies have been consolidated in the Company’s financial statements since the date of acquisition.

INTEGRATION COSTS AND LOSS ON IMPAIRMENT OF ASSETS

In 1999, the Company commenced integration of all of the Company’s businesses after the acquisition of TIB and Art.com. Integration actions taken in the second quarter of 2000 and the related costs were as follows: $4.0 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.5 million for contract re-negotiations and terminations; and $0.1 million for consulting and other professional assistance in determining what functions and facilities should be combined. Integration actions taken in the first half of 2000 and the related costs were as follows: $6.5 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $1.1 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $1.1 million for contract re-negotiations and terminations. These actions and related costs were not incurred as a direct result of a formal restructuring plan and as such, were expensed as incurred during the three and six months ended June 30, 2000.

Subsequent to the VCG acquisition in 2000, management determined that further integration of the Company’s operations and facilities was necessary to eliminate duplicate facilities and functions and to take advantage of opportunities for further leveraging cost and technology platforms. Integration costs incurred during the first quarter of 2001 totaled $4.0 million, including: $1.9 million for the termination of approximately 40 employees; $1.4 million for the abandonment of facilities; $0.4 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.2 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $0.1 million for asset impairments. These actions were completed and the related costs were expensed as incurred during the quarter ended March 31, 2001, as they were not incurred as a direct result of a formal restructuring plan.

On May 17, 2001, the Company terminated the operations of one of its subsidiaries, Art.com, a provider of framed and unframed art and art-related products on the Internet. In connection with this event, the Company recorded integration costs of approximately $1.9 million during the second quarter of 2001, including severance costs and costs to terminate the operations and exit the facilities of Art.com, as well as a loss on the impairment of related assets of $6.5 million.

During the second quarter of 2001, the Company also recorded integration costs of $0.9 million, including severance costs and facilities exit costs, relating primarily to the planned closure of a Canadian office and consolidation of those operations into other offices.

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

LOSS ON IMPAIRMENT OF INVESTMENTS

During the second quarter of 2001, the Company wrote off its minority investment in two small private companies after analyses showed that they suffered an other than temporary decline in fair value. The total of these two impairment charges was $4.2 million.

EXTRAORDINARY ITEM

In January 2000, a subsidiary of the Company retired $3.3 million of debt at a discount prior to maturity. This resulted in an extraordinary gain of $0.4 million, net of income taxes of $0.3 million, or $0.01 per share.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 and 2000

Below are selected highlights from the Company’s unaudited results of operations:

	Three months ended June 30,

(In thousands, except percentages)	2001	% of sales	2000	% of sales

Sales	$115,856	100.0	$123,647	100.0

Gross profit	83,532	72.1	86,559	70.0

Selling, general and administrative expenses	(60,911)	(52.6)	(64,140)	(51.9)

Amortization of intangible assets	(17,991)	(15.5)	(31,412)	(25.4)

Depreciation	(14,263)	(12.3)	(12,289)	(9.9)

Income tax (expense) benefit	3,440	3.0	(750)	(0.6)

Net loss	$(23,731)	(20.5)	$(30,274)	(24.5)

EBITDA	$22,621	19.5	$22,419	18.1

NET LOSS

The Company recognized a net loss of $23.7 million, or $0.46 per share, during the second quarter of 2001 as compared to a net loss of $30.3 million, or $0.61 per share, during the same period in 2000.

SALES

Sales of $115.9 million for the second quarter of 2001 were down $7.7 million or 6% from second quarter 2000 sales of $123.6 million. This sales decrease reflected mainly volume decreases, offset in part by sales price increases. The Company experienced declines in nearly all geographies, particularly in the Americas where sales declined $5.5 million or 8%. Sales for the second quarter of 2001 were lower than expected across all of the Company’s brands and geographies, due to the slowdown in the U.S. and global markets that the Company serves, particularly from delays and cancellations in marketing and advertising spending. Management does not expect the economy, either domestic or abroad, to improve during the remainder of 2001.

GROSS PROFIT AND GROSS MARGIN

The Company’s gross profit was $83.5 million for the second quarter of 2001, a decrease from gross profit of $86.6 million for the same period in 2000. As a percentage of sales, the Company’s gross margin was 72.1% for the second quarter of 2001, an increase over a gross margin of 70.0% for the second quarter of 2000. The increase in gross margin in the current period was due to a larger percentage of sales of higher margin items, mainly wholly owned images, in the sales mix and a lower percentage of lower margin sales from businesses such as Art.com.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $60.9 million for the second quarter of 2001, a decrease of $3.2 million or 5% from $64.1 million for the second quarter of 2000. This decrease resulted primarily from lower advertising and marketing costs. As a percentage of sales, selling, general and administrative expenses increased slightly over the year ago period, due mainly to a larger percentage decline in sales than in selling, general and administrative expenses.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA for the second quarter of 2001 was $22.6 million or 19.5% of sales, as compared to $22.4 million or 18.1% of sales for the second quarter of 2000. The increase in EBITDA and EBITDA margin resulted from declining selling, general and administrative expenses as compared to gross profit that was declining at a slower rate than selling, general and administrative expenses.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased to $18.0 million in the second quarter of 2001 from $31.4 million in the same period in 2000, due mainly to the elimination of goodwill amortization related to Art.com. After performing a cash flow analysis in the fourth quarter of 2000 of Art.com and a related business that operates as a division of Art.com, the Company determined that the long-lived assets were impaired. As a result, the Company wrote off $53.4 million of Art.com goodwill.

In accordance with a recent accounting pronouncement, the Company will no longer amortize goodwill beginning January 1, 2002, but will continue to amortize other recognized intangible assets. Where the Company assesses that certain intangible assets be recognized as goodwill under this new pronouncement, these assets will be classified to goodwill and will no longer be amortized. We expect that the amortization of intangible assets will be approximately $72 million for 2001 and $5 million for 2002, based on unamortized balances at June 30, 2001.

DEPRECIATION

Depreciation expense increased to $14.3 million in the second quarter of 2001 from $12.3 million in the second quarter of 2000. This increase was primarily related to business acquisitions in 2000, the continued development of technology assets related to our web-based sales strategy and an increase in our capitalized costs of image digitization. Management expects depreciation expense for the remainder of 2001 and beyond to continue to increase as a result of these increased investments.

INCOME TAXES

The estimated annual tax rate used to calculate income tax benefit for the second quarter of 2001 was 39.2% on income before permanent differences, including amortization of goodwill and a valuation allowance associated with the loss on impairment of investments, while the rate used to calculate the income tax expense for the second quarter of 2000 was 39.6% on income before similar items. Income taxes amounted to a $3.4 million benefit for the second quarter of 2001 as compared to a $0.8 million expense for the second quarter of 2000. The Company recognized a tax benefit in the second quarter of 2001 due to the loss before permanent differences.

Six months ended June 30, 2001 and 2000

Below are selected highlights from the Company’s unaudited results of operations:

	Six months ended June 30,

(In thousands, except percentages)	2001	% of sales	2000	% of sales

Sales	$241,643	100.0	$228,472	100.0

Gross profit	173,695	71.9	160,866	70.4

Selling, general and administrative expenses	(122,437)	(50.7)	(124,569)	(54.5)

Amortization of intangible assets	(37,269)	(15.4)	(56,447)	(24.7)

Depreciation	(27,492)	(11.4)	(22,491)	(9.8)

Income tax benefit	809	0.3	384	0.2

Net loss	$(38,290)	(15.8)	$(62,612)	(27.4)

EBITDA	$51,258	21.2	$36,297	15.8

NET LOSS

For the first half of 2001, the Company recognized a net loss of $38.3 million, or $0.74 per share, as compared to a net loss of $62.6 million, or $1.29 per share, in the year ago period. Excluding the extraordinary item, the Company recognized a net loss of $63.0 million, or $1.30 per share, for the first half of 2000.

SALES

Sales for the first half of 2001 were up $13.1 million or 6% over sales for the first half of 2000 of $228.5 million. The sales increase resulted primarily from volume increases, but sales price increases were reflected as well. The Company experienced increases in sales across all geographies, with sales to Europe increasing $7.4 million or 9%. Year over year sales growth was due mainly to the acquisition of VCG at the end of the first quarter of 2000, as well as increased customer usage of e-commerce as a means for selecting and taking delivery of images.

Although the Company’s sales grew year over year, sales for the first half of 2001 were lower than expected across all of the Company’s brands and geographies, due to the slowdown in the U.S. and global markets that the Company serves, particularly from delays and cancellations in marketing and advertising spending. Management does not expect the economy, either domestic or abroad, to improve during the remainder of 2001.

GROSS PROFIT AND GROSS MARGIN

Gross profit for the first half of 2001 was $173.7 million or 71.9% of sales, an increase over gross profit of $160.9 million or 70.4% of sales for the same period in 2000. The increase in both gross profit and gross margin in the current period was due to a larger percentage of sales of higher margin items, mainly wholly owned images, in the sales mix and a lower percentage of lower margin sales from businesses such as Art.com.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $122.4 million for the first half of 2001, a decrease of $2.2 million or 2% from $124.6 million for the first half of 2000. These expenses declined in the same categories as the declines experienced during the second quarter. As a percentage of sales, selling, general and administrative expenses decreased to 51%, down from 55% in the year ago period. This decrease resulted from the Company’s ongoing efforts to reduce overall costs and increase efficiencies.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA for the first half of 2001 was $51.3 million or 21.2% of sales, as compared to $36.3 million or 15.8% of sales for the first half of 2000. The increase in EBITDA and EBITDA margin resulted from declining selling, general and administrative expenses as compared to increasing gross profit.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased to $37.3 million in the first half of 2001 from $56.4 million in the same period in 2000 as a result of the write-off of Art.com goodwill described in the second quarter analysis above.

In accordance with a recent accounting pronouncement, the Company will no longer amortize goodwill beginning January 1, 2002, but will continue to amortize other recognized intangible assets. Where the Company assesses that certain intangible assets be recognized as goodwill under this new pronouncement, these assets will be classified to goodwill and will no longer be amortized. We expect that the amortization of intangible assets will be approximately $72 million for 2001 and $5 million for 2002, based on unamortized balances at June 30, 2001.

DEPRECIATION

Depreciation expense increased to $27.5 million in the first half of 2001 from $22.5 million in the first half of 2000. This increase was primarily related to business acquisitions in 2000, the continued development of technology assets related to our web-based sales strategy and an increase in our capitalized costs of image digitization. Management expects depreciation expense for the remainder of 2001 and beyond to continue to increase as a result of these increased investments.

INCOME TAXES

The estimated annual tax rate used to calculate income tax benefit for the first half of 2001 was 39.2% on income before permanent differences, including amortization of goodwill and a valuation allowance associated with the loss on impairment of investments, while the rate used to calculate the income tax benefit for the first half of 2000 was 39.6% on income before similar items. The income tax benefit increased to $0.8 million for the first half of 2001 from $0.4 million for the first half of 2000 due to the increase in loss before permanent differences.

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

Effective July 1, 2001, the Company adopted SFAS 141, Business Combinations. This statement requires the use of the purchase method of accounting for all new business combinations, requires that intangible assets be recorded separate from goodwill only if they meet a contractual-legal criterion or separability criterion, and requires additional disclosures. The adoption of this statement does not effect the Company’s reported results of operations, financial position or cash flows. The statement does, however, more narrowly define identifiable intangible assets, thus limiting the allocation of purchase price on future acquisitions to such intangibles and expanding the allocation of purchase price to goodwill. This will have the effect of decreasing future amortization expense.

Effective January 1, 2002, the Company will adopt SFAS 142, Goodwill and Other Intangible Assets. This pronouncement will change the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Initial impairment tests will be required to be completed by the end of the first quarter of 2002 for intangible assets and by the end of 2002 for goodwill. Any losses resulting from these initial impairment tests will be recognized as the effect of a change in accounting principle. Annual impairment tests will be required every year thereafter, with any impairment recognized as losses on impairment of assets. Management has not yet completed an evaluation of the effects this standard will have on the Company’s consolidated financial statements. However, amortization of intangibles will be significantly lower in 2002 than in prior periods, and the Company could incur significant charges as a result of the impairment tests.

FINANCIAL CONDITION

At June 30, 2001, the Company held $50.8 million in cash and cash equivalents and had credit facilities under a $100.0 million bank line of credit, of which $80.0 million was unused.

WORKING CAPITAL

At June 30, 2001, the Company’s working capital was $66.1 million, an increase of $4.7 million from working capital of $61.4 million at the end of 2000. Current assets decreased $20.2 million during the first half of 2001, resulting mainly from a decrease in cash and cash equivalents. Current liabilities decreased $24.9 million during the first half of 2001, with declines in all categories.

Cash and cash equivalents decreased $15.1 million during the first half of 2001. Significant uses of cash included $40.2 million in capital expenditures and $15.2 million in the payment of accounts payable and accrued expenses, including $6.7 million in interest payments. Significant cash inflows included $6.4 million in proceeds from the issuance of common stock due to stock option exercises, $2.3 million in proceeds from the sale of certain assets of a French subsidiary, as well as cash receipts from customers.

LIQUIDITY AND CAPITAL RESOURCES

Management expects to invest approximately $70 million in capital expenditures during 2001, including the $40.2 million invested year-to-date. Existing cash balances and cash flows provided by operating activities and borrowing capacity are expected to be sufficient to fund operations, capital expenditures and long-term debt requirements for at least the following 12 months.

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

ACQUISITION-RELATED CHARGES AND RESTRUCTURING COSTS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

Our operating results and earnings in future periods may be adversely affected as a result of acquisition-related charges, including:

•	significant goodwill amortization charges or impairment losses related to the goodwill of acquired companies;

•	transaction costs; and

•	other related restructuring and integration charges.

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

We incurred net integration and restructuring costs of $41.6 million during 1998, 1999 and 2000, and $6.8 million during the first half of 2001, following the plans to integrate all our businesses and to otherwise restructure and reorganize our business to try to best serve our customers and develop our business. Further integration of our existing businesses and businesses we may acquire in the future may result in similar or greater integration and restructuring costs, which will negatively affect our future earnings.

During the second quarter of 2001, the Company wrote off its minority investment in two small private companies after analyses showed that they suffered an other than temporary decline in fair value. The total of these two impairment charges was $4.2 million.

OUR QUARTERLY FINANCIAL RESULTS MAY FLUCTUATE.

Historical trends and quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. It is possible that some future quarterly results may be below the expectations of public market analysts and investors. For instance, on July 25, 2001 and April 25, 2001, we announced that our second and first quarter results, respectively, were below these expectations. In this event, the effect on the trading prices of our subordinated notes and our common stock may be difficult to predict. Our revenues and operating results are expected to vary from quarter-to-quarter due to a number of factors, including:

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR EXECUTIVE CHAIRMAN AND CHIEF EXECUTIVE OFFICER.

Our future success depends, in part, on the continued service of Mr. Mark Getty, our Executive Chairman, and Mr. Jonathan Klein, our Chief Executive Officer. Mr. Getty and Mr. Klein are each party to an employment agreement with us for a minimum period of three years, commencing in February 1998 and June 1999, respectively, which absent a breach cannot be terminated except on twelve months’ written notice. We do not have “key person” life insurance policies covering either Mr. Getty or Mr. Klein.

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

Additionally, several members of our senior management team have joined us in 2000 and 2001. These individuals are currently becoming integrated with the other members of our management team. We believe the successful integration of our management team is critical to manage our operations effectively.

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

The Getty Group collectively owned approximately 23.1% of the outstanding shares of our common stock as of June 30, 2001, and comprises the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark Getty, our Executive Chairman; and Mr. Jonathan Klein, our Chief Executive Officer.

The Torrance Group collectively owned approximately 6.1% of the outstanding shares of our common stock as of June 30, 2001, and comprises the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (Torrance); and certain of their family members.

Pursuant to shareholders agreements among us, the Getty Group and the Torrance Group, none of the members of the Getty Group or the Torrance Group may transfer their shares of our common stock except in accordance with the terms of those agreements.

Two other stockholders, Pilgrim Baxter & Associates Ltd. and Waddell & Reed Investment Management Company, owned approximately 6.4% and 8.0%, respectively, of the outstanding shares of our common stock as of March 31, 2001.

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

OUR RIGHT TO USE THE GETTY TRADEMARKS IS SUBJECT TO FORFEITURE IN THE EVENT WE EXPERIENCE A CHANGE OF CONTROL.

We own trademarks and trademark applications through our subsidiaries regarding the names Getty Images and Hulton Getty, and derivatives of those names, including the name “Getty,” and the related logo. We use “Getty” as a corporate identity, as do certain of our subsidiaries, and we have begun using “Getty” as a product and service brand. We refer to the above as the “Getty Trademarks.” In the event that a third party or parties not affiliated with the Getty family acquire control of us, Getty Investments L.L.C. has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Trademarks, after which time we no longer would have the right to use the Getty Trademarks. Getty Investments’ right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

Getty Investments L.L.C. owns approximately 20.9% of the outstanding shares of our common stock as of June 30, 2001. Mr. Getty serves as the Chairman of Getty Investments, while Mr. Klein and Mr. Andrew Garb, a member of our Board of Directors, serve on the Board of Getty Investments.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has been volatile. For example, for January 1, 2000 through June 30, 2001, the closing market price for our common stock has ranged from $13.70 to $64.38. Fluctuations in the trading price of our common stock may continue in response to a number of events and factors, including the following:

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

INTEREST RATE RISK

Our exposure to market rate risk for a change in interest rates relates primarily to our debt instruments, the majority of which are fixed rate borrowings. The book value, exclusive of unamortized debt issuance costs, and respective fair values are shown in the table below:

					Fair Value
	Maturities
					June 30,	December 31,
(In thousands, except percentages)	2002	2003	2007	Total	2001	2000

Fixed rate debt (USD)	$—	$12,653	$250,000	$262,653	$210,668	$208,104

Average interest rate	—	4.75%	5.0%	4.99%	4.99%	4.99%

Variable rate debt (USD)	$20,000	—	—	$20,000	$19,224	$19,003

Average interest rate	5.24%	—	—	5.24%	5.24%	7.40%

Other borrowings	$477	—	—	$477	$477	$471

Average interest rate	4.25%	—	—	4.25%	4.25%	5.50%

FOREIGN CURRENCY RISK

The Company had no outstanding foreign exchange contracts or related deferred gains or losses as of June 30, 2001.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

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

On June 15, 2001, the Company issued 64,821 shares of its common stock, in addition to other consideration, in connection with the purchase of certain assets of The Image Bank Brasil Ltda.

Item 5.	Other Information

Effective May 1, 2001, John Hallberg resigned as our Senior Vice President and General Manager of Art.com.

Effective July 23, 2001, Lewis Blackwell was elected Senior Vice President, Creative Direction, and James Bonaventura was elected Senior Vice President, Sales.

On July 10, 2001, Getty Images announced that as part of its plan to decrease operating expenses, during the third quarter, the Company intends to reduce its worldwide employee base to approximately 2,000 from 2,300 employed at the end of the second quarter of 2001.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Reference is made to the Index of Exhibits beginning on page 29 for a list of all exhibits filed as part of this report.

(b)	Reports on Form 8-K:

On May 29, 2001, the Company filed a Current Report on form 8-K to report the termination of the operations of one of its subsidiaries, Art.com, a provider of framed and unframed art and art-related products on the Internet.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2001	GETTY IMAGES, INC.

By	/s/ Elizabeth J. Huebner
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Getty Images (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of Getty Images (2)

3.3	Bylaws of Getty Images (1)

(1)	Incorporated by reference from the Exhibits to the Registrant’s Form S-4 Registration Statement, No. 333-38777.

(2)	Incorporated by reference from the Exhibits to the Registrant’s Form 8-K, dated November 10, 1998.