Form 10-Q
period 2001-09-30
GETTY IMAGES INC
filed 2001-11-14
CIK 1047202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-23747

GETTY IMAGES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	98-0177556 (I.R.S. EMPLOYER IDENTIFICATION NO.)

601 N. 34TH STREET
SEATTLE, WASHINGTON 98103
(206) 925-5000

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
OF PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes  [X]     No  [   ]

As of October 31, 2001 there were 51,616,459 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC. AND SUBSIDIARIES
INDEX

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

(In thousands, except per share amounts)	2001	2000	2001	2000

Sales	$107,505	$126,998	$349,148	$355,470
Cost of sales	27,941	37,481	95,888	105,087

Gross profit	79,564	89,517	253,260	250,383
Selling, general and administrative expenses	57,792	62,078	180,229	186,646
Amortization of intangible assets	18,546	30,654	55,816	87,101
Depreciation	14,676	12,221	42,168	34,713
Integration and restructuring costs and loss on impairment of assets	4,776	3,891	18,094	12,640

Loss from operations	(16,226)	(19,327)	(43,047)	(70,717)
Interest expense	(4,244)	(4,446)	(12,934)	(11,268)
Interest income	540	995	1,729	3,302
Debt conversion expense	—	—	—	(6,689)
Exchange losses, net	(618)	(210)	(1,315)	(983)
Other expense, net	(227)	(46)	(84)	(59)
Loss on impairment of investments	—	—	(4,224)	—

Loss before income taxes and extraordinary item	(20,775)	(23,034)	(59,875)	(86,414)
Income tax (expense) benefit	2,541	(3,322)	3,350	(2,937)

Loss before extraordinary item	(18,234)	(26,356)	(56,525)	(89,351)
Extraordinary item, net of tax	—	—	—	384

Net loss	$(18,234)	$(26,356)	$(56,525)	$(88,967)

Loss per share before extraordinary item — basic and diluted	$(0.35)	$(0.52)	$(1.09)	$(1.77)
Extraordinary item	—	—	—	0.01

Net loss per share — basic and diluted	$(0.35)	$(0.52)	$(1.09)	$(1.76)

Weighted-average shares outstanding — basic and diluted	51,870	50,417	51,653	50,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands)	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$38,976	$65,894
Accounts receivable, net	81,610	84,771
Inventories, net	3,924	7,616
Prepaid expenses	10,733	7,277
Deferred catalog costs	14,967	17,998
Deferred income taxes, net	6,100	6,082
Other current assets	20,221	14,387

Total current assets	176,531	204,025
Property and equipment, net	153,711	140,793
Intangible assets, net	654,336	707,408
Investments	516	4,751
Deferred income taxes, net	43,514	43,659

Total assets	$1,028,608	$1,100,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,190	$74,216
Accrued expenses	48,519	51,424
Income taxes payable	8,126	16,283
Current portion of long-term debt	566	739

Total current liabilities	114,401	142,662
Long-term debt	275,420	274,427

Total liabilities	389,821	417,089

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	516	508
Exchangeable preferred stock	2	5
Additional paid-in capital	967,344	957,108
Accumulated deficit	(321,951)	(265,426)
Accumulated other comprehensive loss	(7,124)	(8,648)

Total stockholders’ equity	638,787	683,547

Total liabilities and stockholders’ equity	$1,028,608	$1,100,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

		Number of
	Number of	shares of
	shares of	exchangeable					Accumulated
	common stock,	preferred		Exchangeable	Additional		other
	$0.01 par	stock, no	Common	preferred	paid-in	Accumulated	comprehensive
(In thousands)	value	par value	stock	stock	capital	deficit	loss	Total

Balance at December 31, 2000	50,806	534	$508	$5	$957,108	$(265,426)	$(8,648)	$683,547
Net loss	—	—	—	—	—	(56,525)	—	(56,525)
Translation adjustment	—	—	—	—	—	—	1,524	1,524

Comprehensive loss								(55,001)

Stock options exercised	462	—	5	—	6,561	—	—	6,566
Stock options accelerated	—	—	—	—	56	—	—	56
Tax benefit from employee stock option exercises	—	—	—	—	1,161	—	—	1,161
Issuance of shares for acquisition of assets and business	82	—	—	—	2,458	—	—	2,458
Exchange of shares	262	(262)	3	(3)	—	—	—	—

Balance at September 30, 2001	51,612	272	$516	$2	$967,344	$(321,951)	$(7,124)	$638,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,

(In thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$23,994	$22,331

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(736)	(244,649)
Acquisition of property and equipment	(58,611)	(57,389)
Acquisition of intangibles	(1,745)	—
Proceeds from the sale of long-lived assets	2,495	—
Cash paid for security deposit on lease	—	(2,139)
Other, net	—	293

Net cash used in investing activities	(58,597)	(303,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	250,000
Proceeds from the issuance of common stock	6,566	17,809
Payment of debt issuance costs	—	(8,429)
Payment of debt conversion costs	—	(6,689)
Repayment of debt	(485)	(12,650)
Other, net	—	(904)

Net cash provided by financing activities	6,081	239,137

Effect of exchange rate differences	1,604	(773)

Net decrease in cash and cash equivalents	(26,918)	(43,189)
Cash and cash equivalents at beginning of period	65,894	105,356

Cash and cash equivalents at end of period	$38,976	$62,167

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes to common stock, net of issuance costs	$—	$60,421
Acquisition of assets and businesses for common stock	2,458	15,636

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

ACCOUNTS RECEIVABLE AND PROVISIONS FOR DOUBTFUL ACCOUNTS

Accounts receivable represent trade receivables, net of provisions for doubtful accounts. The provision for doubtful accounts recorded during the three months ended September 30, 2001 and September 30, 2000 was $1.4 million and $1.7 million, respectively. The provision for doubtful accounts recorded during the nine months ended September 30, 2001 and September 30, 2000 was $2.2 million and $4.1 million, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation of approximately $181.0 million and $147.6 million at September 30, 2001 and December 31, 2000, respectively.

INTANGIBLE ASSETS

Intangible assets consist principally of goodwill, which represents the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over their estimated lives, ranging from three to 30 years.

	September 30,	December 31,
(In thousands)	2001	2000

Goodwill	$767,537	$769,475
Other intangibles	102,639	98,255

	870,176	867,730
Less accumulated amortization	215,840	160,322

Net intangible assets	$654,336	$707,408

ACCRUED ACQUISITION COSTS

Included in the net assets of Visual Communications Group (VCG) that were acquired in March of 2000 were accrued costs of $5.8 million related to plans to exit activities and to terminate or relocate employees of VCG. These costs were recognized as liabilities and were included in the allocation of the acquisition cost. During 2000 and the first three quarters of 2001, the company paid cash of $3.1 million and $1.3 million, respectively, in connection with actions taken. Accrued costs of $1.4 million remain at September 30, 2001, consisting mainly of costs under lease agreements that no longer benefit the company and that will be paid and charged against the accruals in future periods.

Included in the net assets of The Image Bank, Inc. (TIB) that were acquired in November of 1999 were accrued costs of $3.2 million related to plans to exit activities and to terminate or relocate employees of TIB. These costs were recognized as liabilities and were included in the allocation of the acquisition cost. During 2000, the company increased these accrued costs by $1.5 million in conjunction with modifications of the plans. During 2000 and the first three quarters of 2001, the company paid cash of $3.5 million and $1.1 million, respectively, in connection with actions taken. Accrued costs of $0.1 million remain at September 30, 2001, consisting mainly of costs under lease agreements that no longer benefit the company and that will be paid and charged against the accruals in future periods.

INTEGRATION COSTS AND LOSS ON IMPAIRMENT OF ASSETS

In 1999, the company commenced integration of all of the company’s businesses after the acquisition of TIB and Art.com. Integration actions taken in the third quarter of 2000 and the related costs were as follows: $3.0 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.6 million for contract re-negotiations and terminations; and $0.3 million for consulting and other professional assistance in determining what functions and facilities should be combined. Integration actions taken in the first three quarters of 2000 and the related costs were as follows: $9.5 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $1.8 million for contract re-negotiations and terminations; and $1.4 million for consulting and other professional assistance in determining what functions and facilities should be combined. These costs were expensed as incurred during the three and nine months ended September 30, 2000.

Subsequent to the VCG acquisition in 2000, management determined that further integration of the company’s operations and facilities was necessary to eliminate duplicate facilities and functions and to take advantage of opportunities for further leveraging cost and technology platforms. Integration costs incurred during the first quarter of 2001 totaled $4.0 million, including: $1.9 million for the termination of approximately 40 employees; $1.4 million for the abandonment of facilities; $0.4 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.2 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $0.1 million for asset impairments. These actions were completed, and the related costs were expensed as incurred during the quarter ended March 31, 2001.

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

RESTRUCTURING COSTS

During the third quarter of 2001, management announced that in response to further weakening in the U.S. and global markets served by Getty Images, the company would reduce its workforce by approximately 300 people worldwide and across multiple functions by the end of the third quarter. The company recorded $4.5 million in restructuring costs for a planned 320 employee terminations once management had committed the company to a formal plan of termination and had communicated to all employees the benefit arrangement they would receive if terminated. The company also incurred $0.3 million in other related restructuring costs.

As of September 30, 2001, 280 employees had been terminated and $3.4 million in termination costs had been paid. The remaining 40 employees will exit the company by the end of the first quarter of 2002. Management expects staff cost reduction of approximately $15 to $20 million per year when all planned employee terminations have been completed.

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

BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

	Three months ended		Nine months ended
	September 30,		September 30,

(In thousands)	2001	2000	2001	2000

United States	$46,168	$62,120	$157,314	$181,038
United Kingdom	15,027	16,617	48,608	50,565
Canada	11,187	10,426	34,804	30,220
Rest of world	35,123	37,835	108,422	93,647

Total sales	$107,505	$126,998	$349,148	$355,470

INCOME TAXES

The estimated annual tax rate used to calculate the income tax benefit for the first three quarters of 2001 was 39.2% on losses before permanent differences, including amortization of goodwill and a valuation allowance associated with the loss on impairment of investments, while the rate used to calculate the income tax expense for the first three quarters of 2000 was 39.6% on income before similar items.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and 138, which requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The adoption of this statement did not have a significant impact on the results of operations, financial position or cash flows of the company.

Effective July 1, 2001, the company adopted SFAS 141, Business Combinations. This statement requires the use of the purchase method of accounting for all new business combinations, requires that intangible assets be recorded separate from goodwill only if they are contractual or legal rights or if they are separable, and requires additional disclosures. The adoption of this statement does not affect the company’s reported results of operations, financial position or cash flows. The statement does, however, more narrowly define identifiable intangible assets, thus limiting the allocation of purchase price on future acquisitions to such intangibles and expanding the allocation of purchase price to goodwill. This will have the effect of decreasing future amortization expense.

Effective January 1, 2002, the company will adopt SFAS 142, Goodwill and Other Intangible Assets. This pronouncement will change the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Initial impairment tests are required to be completed by the end of the first quarter of 2002 for intangible assets and by the end of 2002 for goodwill. Any loss resulting from these initial impairment tests will be recognized as the effect of a change in accounting principle. Annual impairment tests are required every year thereafter, with any impairment recognized as a loss on impairment of assets. Management has not yet completed an evaluation of the effects this standard will have on the company’s consolidated financial statements. However, amortization of intangibles will be significantly lower in 2002 than in prior periods, and the company could incur significant charges as a result of the impairment tests.

Effective January 1, 2002, the company will adopt SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement requires one model for accounting for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more transactions. This accounting pronouncement does not immediately impact the company, however, it could cause any future long-lived asset disposals to be accounted for or presented in a different manner than in the past.

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

GENERAL

The company is a leading provider of imagery and related products and services to creative professionals at advertising agencies, graphic design firms, corporations and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and business users and small office/home office users worldwide. We work with a large number of active photographers, illustrators, cinematographers and film producers to obtain or create our content. We control an estimated 70 million still images and an estimated 30,000 hours of film footage.

We generate our revenue from granting rights to use images and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving granting rights to use single images, video and film clips or CD-ROM products containing between 100 and 300 images. We also generate revenue from subscription or bulk purchase agreements where customers are provided access to imagery online. We use a variety of distribution platforms, including digital distribution via the Internet and CD-ROMs as well as analog distribution of 35mm film, video and transparencies. Price is generally determined by resolution size and the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups.

Our cost of sales primarily consists of commission payments to contributing photographers and cinematographers. These suppliers are under contract with subsidiaries of the company and receive payments of up to 50% of the sales value, depending on the type of image and where and how the image is delivered. We own a significant number of the images in our collections, and these images do not require commission payments. Cost of sales also includes, to the extent applicable, shipping and handling costs for duplicate transparencies and the costs of CD-ROM production. As a result, our gross margin is impacted by the mix of sales conducted digitally on the Internet, sales of wholly owned imagery, geographic distribution of sales and brand sales mix.

For the company, EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, exchange gains and losses and, when applicable, losses on impairments, debt conversion expense, integration and restructuring costs, extraordinary items and other income and expenses. This figure can more easily be calculated as gross profit less selling, general and administrative expenses in the periods presented. Due to our various acquisitions and integration and restructuring activities, and the related impacts on net loss, we believe that EBITDA provides an appropriate measure of our operating performance. EBITDA should not, however, be considered as an alternative to operating income, as defined by generally accepted accounting principles, as an indicator of our operating performance, or to cash flows as a measure of our liquidity.

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

INTEGRATION COSTS AND LOSS ON IMPAIRMENT OF ASSETS

In 1999, the company commenced integration of all of the company’s businesses after the acquisition of The Image Bank, Inc. and Art.com. Integration actions taken in the third quarter of 2000 and the related costs were as follows: $3.0 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.6 million for contract re-negotiations and terminations; and $0.3 million for consulting and other professional assistance in determining what functions and facilities should be combined. Integration actions taken in the first three quarters of 2000 and the related costs were as follows: $9.5 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $1.8 million for contract re-negotiations and terminations; and $1.4 million for consulting and other professional assistance in determining what functions and facilities should be combined. These costs were expensed as incurred during the three and nine months ended September 30, 2000.

Subsequent to the VCG acquisition in 2000, management determined that further integration of the company’s operations and facilities was necessary to eliminate duplicate facilities and functions and to take advantage of opportunities for further leveraging cost and technology platforms. Integration costs incurred during the first quarter of 2001 totaled $4.0 million, including: $1.9 million for the termination of approximately 40 employees; $1.4 million for the abandonment of facilities; $0.4 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.2 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $0.1 million for asset impairments. These actions were completed, and the related costs were expensed as incurred during the quarter ended March 31, 2001.

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

RESTRUCTURING COSTS

During the third quarter of 2001, management announced that in response to further weakening in the U.S. and global markets served by Getty Images, the company would reduce its workforce by approximately 300 people worldwide and across multiple functions by the end of the third quarter. The company recorded $4.5 million in restructuring costs for a planned 320 employee terminations once management had committed the company to a formal plan of termination and had communicated to all employees the benefit arrangement they would receive if terminated. The company also incurred $0.3 million in other related restructuring costs.

As of September 30, 2001, 280 employees had been terminated and $3.4 million in termination costs had been paid. The remaining 40 employees will exit the company by the end of the first quarter of 2002. Management expects staff cost reduction of approximately $15 to $20 million per year when all planned employee terminations have been completed.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2001 and 2000

Below are selected highlights from the company’s unaudited results of operations:

	Three months ended September 30,

		% of		% of
(In thousands, except percentages and per share amounts)	2001	sales	2000	sales

Sales	$107,505	100.0	$126,998	100.0
Gross profit	79,564	74.0	89,517	70.5
Selling, general and administrative expenses	(57,792)	(53.7)	(62,078)	(48.9)
Amortization of intangible assets	(18,546)	(17.3)	(30,654)	(24.1)
Depreciation	(14,676)	(13.7)	(12,221)	(9.6)
Income tax (expense) benefit	2,541	2.4	(3,322)	(2.6)
Net loss	(18,234)	(17.0)	(26,356)	(20.8)
Net loss per share	$(0.35)	—	$(0.52)	—

EBITDA	$21,772	20.3	$27,439	21.6

NET LOSS AND NET LOSS PER SHARE

The company recognized a net loss of $18.2 million, or $0.35 per share, during the third quarter of 2001 as compared to a net loss of $26.4 million, or $0.52 per share, during the same period in 2000.

SALES

Sales of $107.5 million for the third quarter of 2001 were down $19.5 million or 15% from third quarter 2000 sales of $127.0 million. This sales decrease reflected mainly volume decreases, offset in part by sales price increases. The company experienced declines in nearly all geographies, particularly in the United States where sales declined $16.0 million or 26%.

Sales for the third quarter of 2001 were lower than expected across nearly all of the company’s brands and geographies, due mainly to the continual worldwide decline in marketing and advertising spending, as well as the terrorist attacks on the United States on September 11, 2001. Management does not expect the economy, either domestic or abroad, to improve during the remainder of 2001 and cannot predict the impact that any further terrorist activities or worldwide response to such activities would have on the company.

GROSS PROFIT AND GROSS MARGIN

The company’s gross profit was $79.6 million for the third quarter of 2001, a decrease from gross profit of $89.5 million for the same period in 2000. As a percentage of sales, the company’s gross margin was 74.0% for the third quarter of 2001, an increase over a gross margin of 70.5% for the third quarter of 2000. The increase in gross margin in the current period was due to a larger percentage of sales of higher margin items, mainly wholly owned images, in the sales mix and a lower percentage of lower margin sales from businesses such as Art.com.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $57.8 million for the third quarter of 2001, a decrease of $4.3 million or 7% from $62.1 million for the third quarter of 2000. This decrease resulted primarily from lower staff and advertising and marketing costs, offset in part by an increase in professional fees. As a percentage of sales, selling, general and administrative expenses increased over the year ago period, due mainly to a larger percentage decline in sales than in selling, general and administrative expenses.

As discussed above, management expects staff cost reduction of approximately $15 to $20 million per year when all planned employee terminations have been completed.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA for the third quarter of 2001 was $21.8 million or 20.3% of sales, as compared to $27.4 million or 21.6% of sales for the third quarter of 2000. The decrease in EBITDA and EBITDA margin resulted from gross profit that was declining faster than selling, general and administrative expenses were declining.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased to $18.5 million in the third quarter of 2001 from $30.7 million in the same period in 2000, due mainly to the elimination of goodwill amortization related to Art.com. After performing a cash flow analysis in the fourth quarter of 2000 of Art.com and a related business that operated as a division of Art.com, the company determined that the long-lived assets were impaired. As a result, the company wrote off $53.4 million of Art.com goodwill.

In accordance with a recent accounting pronouncement, the company will no longer amortize goodwill beginning January 1, 2002, but will continue to amortize other recognized intangible assets. Where the company assesses that certain intangible assets should be recognized as goodwill under this new pronouncement, these assets will be reclassified to goodwill and will no longer be amortized. Management expects that the amortization of intangible assets will be approximately $72 million for 2001 and $5 million for 2002, based on unamortized balances at September 30, 2001.

DEPRECIATION

Depreciation expense increased to $14.7 million in the third quarter of 2001 from $12.2 million in the third quarter of 2000. This increase was primarily related to the continued development of technology assets related to our web-based sales strategy and an increase in our capitalized costs of image digitization. Management expects depreciation expense for the remainder of 2001 and beyond to continue to increase as a result of these increased investments.

INCOME TAXES

The estimated annual tax rate used to calculate the $2.5 million income tax benefit for the third quarter of 2001 was 39.2% on losses before permanent differences, including amortization of goodwill and a valuation allowance associated with the loss on impairment of investments. The rate used to calculate the $3.3 million income tax expense for the third quarter of 2000 was 39.6% on income before similar items.

Nine months ended September 30, 2001 and 2000

Below are selected highlights from the company’s unaudited results of operations:

	Nine months ended September 30,

		% of		% of
(In thousands, except percentages and per share amounts)	2001	sales	2000	sales

Sales	$349,148	100.0	$355,470	100.0
Gross profit	253,260	72.5	250,383	70.4
Selling, general and administrative expenses	(180,229)	(51.6)	(186,646)	(52.5)
Amortization of intangible assets	(55,816)	(16.0)	(87,101)	(24.5)
Depreciation	(42,168)	(12.1)	(34,713)	(9.8)
Income tax (expense) benefit	3,350	1.0	(2,937)	(0.8)
Net loss	(56,525)	(16.2)	(88,967)	(25.0)
Net loss per share	$(1.09)	—	$(1.76)	—

EBITDA	$73,031	20.9	$63,737	17.9

NET LOSS AND NET LOSS PER SHARE

For the first three quarters of 2001, the company recognized a net loss of $56.5 million, or $1.09 per share, as compared to a net loss of $89.0 million, or $1.76 per share, in the year ago period. Excluding the extraordinary item, the company recognized a net loss of $89.4 million, or $1.77 per share, for the first three quarters of 2000.

SALES

Sales of $349.1 million for the first three quarters of 2001 were down $6.3 million or 2% from sales for the first three quarters of 2000 of $355.5 million. The sales decrease resulted primarily from volume decreases, offset in part by sales price increases and the acquisition of VCG at the end of the first quarter of 2000. The company experienced declines in nearly all geographies, particularly in the United States where sales declined $23.7 million or 13%.

Sales for the third quarter of 2001 were lower than expected across nearly all of the company’s brands and geographies, due mainly to the continual worldwide decline in marketing and advertising spending, as well as the terrorist attacks on the United States on September 11, 2001. Management does not expect the economy, either domestic or abroad, to improve during the remainder of 2001 and cannot predict the impact that any further terrorist activities or worldwide response to such activities would have on the company.

GROSS PROFIT AND GROSS MARGIN

Gross profit for the first three quarters of 2001 was $253.3 million or 72.5% of sales, an increase over gross profit of $250.4 million or 70.4% of sales for the same period in 2000. The increase in both gross profit and gross margin in the current period was due to a larger percentage of sales of higher margin items, mainly wholly owned images, in the sales mix and a lower percentage of lower margin sales from businesses such as Art.com.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $180.2 million for the first three quarters of 2001, a decrease of $6.4 million or 3% from $186.6 million for the first three quarters of 2000. This decrease resulted primarily from lower advertising and marketing costs, offset in part by an increase in staff costs and professional fees. As a percentage of sales, selling, general and administrative expenses decreased to 52%, down from 53% in the year ago period.

As discussed above, management expects staff cost reduction of approximately $15 to $20 million per year when all planned employee terminations have been completed.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA for the first three quarters of 2001 was $73.0 million or 20.9% of sales, as compared to $63.7 million or 17.9% of sales for the first three quarters of 2000. The increase in EBITDA and EBITDA margin resulted from declining selling, general and administrative expenses as compared to increasing gross profit.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased to $55.8 million in the first three quarters of 2001 from $87.1 million in the same period in 2000 as a result of the write-off of Art.com goodwill described in the third quarter analysis.

In accordance with a recent accounting pronouncement, the company will no longer amortize goodwill beginning January 1, 2002, but will continue to amortize other recognized intangible assets. Where the company assesses that certain intangible assets should be recognized as goodwill under this new pronouncement, these assets will be reclassified to goodwill and will no longer be amortized. Management expects that the amortization of intangible assets will be approximately $72 million for 2001 and $5 million for 2002, based on unamortized balances at September 30, 2001.

DEPRECIATION

Depreciation expense increased to $42.2 million in the first three quarters of 2001 from $34.7 million in the first three quarters of 2000. This increase was primarily related to business acquisitions in 2000, the continued development of technology assets related to our web-based sales strategy and an increase in our capitalized costs of image digitization. Management expects depreciation expense for the remainder of 2001 and beyond to continue to increase as a result of these increased investments.

INCOME TAXES

The estimated annual tax rate used to calculate the $3.4 million income tax benefit for the first three quarters of 2001 was 39.2% on losses before permanent differences, including amortization of goodwill and a valuation allowance associated with the loss on impairment of investments. The rate used to calculate the $2.9 million income tax expense for the first three quarters of 2000 was 39.6% on income before similar items.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and 138, which requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The adoption of this statement did not have a significant impact on the results of operations, financial position or cash flows of the company.

Effective July 1, 2001, the company adopted SFAS 141, Business Combinations. This statement requires the use of the purchase method of accounting for all new business combinations, requires that intangible assets be recorded separate from goodwill only if they are contractual or legal rights or if they are separable, and requires additional disclosures. The adoption of this statement does not affect the company’s reported results of operations, financial position or cash flows. The statement does, however, more narrowly define identifiable intangible assets, thus limiting the allocation of purchase price on future acquisitions to such intangibles and expanding the allocation of purchase price to goodwill. This will have the effect of decreasing future amortization expense.

Effective January 1, 2002, the company will adopt SFAS 142, Goodwill and Other Intangible Assets. This pronouncement will change the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Initial impairment tests are required to be completed by the end of the first quarter of 2002 for intangible assets and by the end of 2002 for goodwill. Any loss resulting from these initial impairment tests will be recognized as the effect of a change in accounting principle. Annual impairment tests are required every year thereafter, with any impairment recognized as a loss on impairment of assets. Management has not yet completed an evaluation of the effects this standard will have on the company’s consolidated financial statements. However, amortization of intangibles will be significantly lower in 2002 than in prior periods, and the company could incur significant charges as a result of the impairment tests.

Effective January 1, 2002, the company will adopt SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement requires one model for accounting for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more transactions. This accounting pronouncement does not immediately impact the company, however, it could cause any future long-lived asset disposals to be accounted for or presented in a different manner than in the past.

FINANCIAL CONDITION

At September 30, 2001, the company held $39.0 million in cash and cash equivalents and had credit facilities under a $100.0 million bank line of credit, of which $80.0 million was unused.

WORKING CAPITAL

At September 30, 2001, the company’s working capital was $62.1 million, an increase of $0.7 million from working capital of $61.4 million at the end of 2000. Current assets decreased $27.5 million during the first three quarters of 2001, resulting from declines in nearly all categories, mainly cash and cash equivalents, offset in part by a substantial increase in other current assets. Current liabilities decreased $28.3 million during the first three quarters of 2001, with declines in all categories.

Cash and cash equivalents decreased $26.9 million during the first three quarters of 2001. Significant uses of cash included $58.6 million in capital expenditures, $13.0 million in interest payments, and the payment of accounts payable. Significant cash inflows included $6.6 million in proceeds from the issuance of common stock due to stock option exercises, $2.3 million in proceeds from the sale of certain assets of a French subsidiary, and cash receipts from customers.

Other current assets increased $5.8 million or 41% over year end. Approximately $5.0 million of this increase resulted from an increase in other receivables relating to reimbursable improvements made to our new offices in New York.

LIQUIDITY AND CAPITAL RESOURCES

Management expects to invest between $70 million and $75 million in capital expenditures during 2001, including the $58.6 million invested year-to-date. Existing cash balances and cash flows provided by operating activities and borrowing capacity are expected to be sufficient to fund operations, capital expenditures and long-term debt requirements for at least the following 12 months.

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

OUR BUSINESS COULD BE AFFECTED BY A FAILURE TO SUCCESSFULLY COMPLETE THE INTEGRATION OF ACQUIRED BUSINESSES.

As a result of the acquisition strategy we have pursued since our inception in 1995, we have focused significant resources and attention on integrating acquired businesses. The October 6, 2001 launch of gettyimages.com marked a significant milestone in the business wide initiative to integrate the company’s web offerings. Additionally, the company has established the technology, business process, sales and marketing procedures, finance systems, customer interface, and other corporate administrative functions for the continued transformation and consolidation of company-wide systems. However, our future performance will largely depend on our ability to complete the integration of acquired companies and our finance, sales and customer database systems. These acquisitions and integrations create risks such as:

•	disruption of our ongoing business;

•	diversion of attention of our senior management from existing operations and other potential business opportunities; and

•	challenges associated with converting content from the analog format to digital format, particularly the core collections of TIB and VCG.

We cannot guarantee that we will successfully complete the integration of VCG or TIB or any other acquired companies with our business.

FAILURE TO MANAGE CHANGE MAY ADVERSELY AFFECT OUR BUSINESS.

The changes that have occurred, and that we anticipate may continue to occur, in our industry and operations have and may continue to place a significant strain on our resources, particularly in light of the fact that we conduct business around the world. To manage this change, we have taken significant steps towards implementing new operational and financial systems, procedures and controls, are training and upgrading our employee base, and are working to ensure close coordination among our technical, accounting, finance, marketing, sales and editorial staffs.

WE MAY LOSE CUSTOMERS IF WE ARE UNABLE TO DETERMINE CURRENT OR FUTURE TRENDS AND MAINTAIN RELEVANT CONTENT IN OUR COLLECTIONS.

Our future performance depends on our ability to review and refresh our collections based on current and future trends in order to provide our customers with the most relevant content. Many of our customers are sensitive to the latest trends and require new and fashionable content to meet their needs. If we are unable to determine such trends and add new imagery, or fail to do so in a timely manner, customers requiring such content may use other visual content providers to obtain imagery.

ACQUISITION-RELATED CHARGES AND RESTRUCTURING COSTS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

Our operating results and earnings in future periods may be adversely affected as a result of acquisition-related charges, including:

•	significant goodwill amortization charges or impairment losses related to the goodwill or other intangible and tangible assets of acquired companies; and

•	other related restructuring and integration charges.

We could be required to write-down the unamortized value of such goodwill in the future at an accelerated rate in the event that it suffers an impairment in value. For example, in the fourth quarter of 2000, the company determined that long-lived assets were impaired and wrote off $53.4 million of Art.com goodwill. We also incurred an additional $6.5 million in asset impairments resulting from the ultimate disposition of Art.com in the second quarter of 2001. Future acquisitions by us, if any, could generate goodwill and other intangibles that could result in similar charges to be amortized or written off against our future earnings as well as other asset impairments.

We incurred net integration and restructuring costs of $41.6 million during 1998, 1999 and 2000, and $11.6 million during the first three quarters of 2001, following the plans to integrate all our businesses and to otherwise restructure and reorganize our business to try to best serve our customers and develop our business. Further integration of our existing businesses and businesses we may acquire in the future may result in similar or greater integration and restructuring costs, which will negatively affect our future earnings.

During the second quarter of 2001, the company wrote off its minority investment in two small private companies after analyses showed that they suffered an other-than-temporary decline in fair value. The total of these two impairment charges was $4.2 million.

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

•	demand for our products;

•	our ability to continue to move customers to the digital distribution of imagery;

•	changes in sales mix, including the mix of sales of analog and digital imagery, wholly-owned and licensed imagery, and the geographic and brand distribution of such sales;

•	our ability to attract visitors to our Websites and the frequency of repeat purchases by our customers;

•	shifts in the nature and amount of publicity about us, our competitors or the visual content industry;

•	changes in the growth rate of Internet commerce;

•	our ability to enhance our technology to accommodate any future growth in our operations or customers;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in government regulation;

•	costs related to potential acquisitions of technology or businesses;

•	changes in U.S. and global financial and equity markets;

•	changes in U.S., global or regional economic and political conditions; and

•	continued economic and political difficulties and uncertainty arising from the impacts of the September 11, 2001 attacks on the World Trade Center and the Pentagon, and fears regarding additional terrorist actions.

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

WE MAY NOT BE ABLE TO TAKE ADVANTAGE OF THE GROWTH OF NEW MARKETS.

Our strategy depends largely on our ability to attract customers to our Websites and to encourage and take advantage of the growth of new markets. We will continue to seek strategic alliances, opportunities and acquisitions to create and expand in new markets, products and services. We believe that our ability to facilitate market acceptance of our imagery, related products and services and our brands, and enhance our sales and marketing capabilities depends on our ability to develop and maintain Internet-related strategic alliances and acquisitions. The market for Internet-related alliances and acquisitions can be competitive and we cannot guarantee that we will be successful in negotiating additional alliances or acquisitions on favorable terms, if at all. We also cannot be sure that any such alliances or acquisitions will assist us in attaining our goals.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE GROWTH IN DEMAND FOR THE DIGITAL DOWNLOAD OF VISUAL CONTENT.

The success of our business depends, in part, on the continued and increasing acceptance of the digital download method for purchasing visual content. The growth and market acceptance of digital download is subject to a number of factors, including:

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

WE MAY NOT SUCCEED IN ESTABLISHING THE “GETTY IMAGES” BRAND.

Historically, we have marketed each Getty Images’ brand as its own collection. On October 6, 2001, we launched gettyimages.com, a significant step toward integrating the company’s web-based offerings, supporting technology platform and business practices under the “Getty Images” brand name. Continued positioning of the “Getty Images” brand will largely depend on the success of our advertising and promotional activities and our ability to provide customers with high quality products and strong customer service. We believe that a favorable customer reception of this brand is important to our future success. If our brand enhancement strategies are unsuccessful, we may be unable to realize potential benefits of “Getty Images.” See also “Our Right to Use the Getty Trademarks is Subject to Forfeiture in the Event We Experience a Change of Control” below.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR EXECUTIVE CHAIRMAN AND CHIEF EXECUTIVE OFFICER.

Our future success depends, in part, on the continued service of Mr. Mark Getty, our Executive Chairman, and Mr. Jonathan Klein, our Chief Executive Officer. Mr. Getty and Mr. Klein are each party to an employment agreement with us for a minimum period of three years, which absent a breach cannot be terminated except on twelve months’ written notice. We do not have “key person” life insurance policies covering either Mr. Getty or Mr. Klein.

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

We will need to continue adding software and hardware and continue to upgrade our systems and network infrastructure to accommodate increased traffic on our Websites and increased sales volume. Without these upgrades, we will face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our Websites and, therefore, the integration, timing and cost of these upgrades are uncertain.

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

The Getty Group collectively owned approximately 21% of the outstanding shares of our common stock as of September 30, 2001, and comprises the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark Getty, our Executive Chairman; and Mr. Jonathan Klein, our Chief Executive Officer.

The Torrance Group collectively owned approximately 6% of the outstanding shares of our common stock as of September 30, 2001, and comprises the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (Torrance); and certain of their family members.

Pursuant to shareholders agreements among us, the Getty Group and the Torrance Group, none of the members of the Getty Group or the Torrance Group may transfer their shares of our common stock except in accordance with the terms of those agreements.

As a result of their share ownership, the Getty Group and the Torrance Group each have significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of mergers or other business combinations. The substantial percentage of our stock held by the Getty Group and the Torrance Group could also make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock. In addition to ownership of common stock, certain members of the Getty Group and the Torrance Group have management and/or director roles within our company that increase their influence over us.

OUR RIGHT TO USE THE GETTY TRADEMARKS IS SUBJECT TO FORFEITURE IN THE EVENT WE EXPERIENCE A CHANGE OF CONTROL.

We own trademarks and trademark applications through our subsidiaries regarding the names Getty Images and Hulton Getty, and derivatives of those names, including the name “Getty,” and the related logo. We use “Getty Images” as a corporate identity, as do certain of our subsidiaries, and we have begun using “Getty Images” as a product and service brand. We refer to the above as the “Getty Trademarks.” In the event that a third party or parties not affiliated with the Getty family acquire control of us, Getty Investments L.L.C. has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Trademarks, after which time we no longer would have the right to use the Getty Trademarks. Getty Investments’ right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

Getty Investments L.L.C. owns approximately 19% of the outstanding shares of our common stock as of September 30, 2001. Mr. Getty serves as the Chairman of Getty Investments, while Mr. Klein and Mr. Andrew Garb, a member of our Board of Directors, serve on the Board of Getty Investments.

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

There has been a recent slowdown in advertising, which we believe has had an impact on the demand for the company’s products and services. Management does not expect the economy, either domestic or abroad, to improve during the remainder of 2001. Additionally, continued economic and political difficulties and uncertainty arising from the impacts of the September 11, 2001 attacks on the World Trade Center and the Pentagon, and fears regarding additional terrorist actions may have a potential negative impact on our company and customer base.

FLUCTUATIONS IN FOREIGN EXCHANGE RATES COULD HAVE A NEGATIVE IMPACT ON THE RESULTS OF OUR NON-U.S. BASED OPERATIONS.

We publish our consolidated financial statements in U.S. dollars and conduct a portion of our business in currencies other than U.S. dollars, particularly Great British pounds sterling, Deutsche marks, French francs and the Euro. As a result, we are exposed to changes in the value of currencies against the U.S. dollar. Fluctuations in the values of currencies against the U.S. dollar could affect the translation of the results of our non-U.S. based operations into U.S. dollars for inclusion in our consolidated financial statements. We cannot accurately predict the impact that future exchange rate fluctuations may have on our results.

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

CERTAIN PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE CORPORATE LAW MAY DETER A THIRD-PARTY FROM ACQUIRING OUR COMPANY.

Our board of directors has the authority, without stockholder approval, to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our stockholders. This authority, together with certain provisions of our amended and restated certificate of incorporation, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This could occur even if our stockholders consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock in the Getty Group and the Torrance Group, along with certain provisions of Delaware law, may have the effect of delaying, deterring or preventing a takeover of our company.

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

Internet occurs, businesses and consumers may decide in the future not to use our online services.

New laws and regulations could potentially govern or restrict any of the following issues:

•	user privacy and data transmission;

•	pricing and taxation of goods and services over the Internet;

•	Website content;

•	consumer protection; and

•	characteristics and quality of products and services offered over the Internet.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has been volatile. For example, for January 1, 2000 through September 30, 2001, the market price for our common stock has ranged from $9.15 to $64.38. Fluctuations in the trading price of our common stock may continue in response to a number of events and factors, including the following:

•	quarterly variations in operating results and announcements of innovations;

•	new products, services and strategic developments by us or our competitors;

•	business combinations and investments by us or our competitors;

•	variations in our revenues, expenses or profitability;

•	changes in financial estimates and recommendations by securities analysts and investors;

•	failure to meet the expectations of securities analysts;

•	performance by other visual content companies;

•	news reports relating to trends in the visual content, Internet or other product or service industries;

•	changes in U.S. and global financial and equity markets;

•	changes in U.S., global or regional economic and political conditions; and

•	continued economic and political difficulties and uncertainty arising from the impacts of the September 11, 2001 attacks on the World Trade Center and the Pentagon, and fears regarding additional terrorist actions.

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

INTEREST RATE RISK

Our exposure to market rate risk for a change in interest rates relates primarily to our debt instruments, the majority of which are fixed rate borrowings. The book value, exclusive of unamortized debt issuance costs, and respective fair values are shown in the table below:

					Fair Value
	Maturities
					September 30,	December 31,
(In thousands, except percentages)	2002	2003	2007	Total	2001	2000

Fixed rate debt (U.S.D.)	$—	$12,653	$250,000	$262,653	$195,450	$208,104
Average interest rate	—	4.75%	5.0%	4.99%	4.99%	4.99%
Variable rate debt (U.S.D.)	$20,000	—	—	$20,000	$19,370	$19,003
Average interest rate	5.02%	—	—	5.02%	5.02%	7.40%
Other borrowings	$435	—	—	$435	$435	$471
Average interest rate	2.71%	—	—	2.71%	2.71%	5.50%

The $250.0 million of 5% convertible subordinated notes are convertible into common stock at $61.08 per share and are subordinated to senior indebtedness of the company and to all debt and liabilities, including trade payables and lease obligations, if any, of the company’s subsidiaries. The 5% notes rank equal in right of payment to the $12.7 million of 4.75% notes. The company may redeem the notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006. Interest on the notes is payable on March 15 and September 15 of each year.

The $12.7 million of 4.75% convertible subordinated notes are convertible into common stock at $28.51 per share, subject to adjustments in certain circumstances, and are subordinated to senior indebtedness of the company and to all debt and liabilities, including trade payables and lease obligations, if any, of the company's subsidiaries. The company may redeem the notes, in whole or in part, at any time on or after June 1, 2001 at specified redemption prices ranging from 101.90% beginning on June 1, 2001 to 100.95% beginning on June 1, 2002. Interest on the notes is payable June 1 and December 1 of each year.

The $20.0 million variable rate debt represents utilized credit facilities under a $100.0 million bank line of credit. The $20.0 million balance matures every one to three months and is rolled over into a new borrowing. Interest on borrowings under this line of credit is due each time a borrowing matures.

FOREIGN CURRENCY RISK

The company had no outstanding foreign exchange contracts or related deferred gains or losses as of September 30, 2001.

Unrealized net foreign exchange losses were $4.2 million as of September 30, 2001 and $14.4 million as of December 31, 2000. As of December 31, 1999, unrealized net foreign exchange gains were $2.7 million. These unrealized gains and losses arose from the revaluation of certain intercompany balances deemed to be long-term in nature. The company has no plans to settle these balances in the foreseeable future, and as such, has accounted for them in the same manner as translation adjustments. If the company were to sell or terminate the operations of a subsidiary with an unrealized gain or loss, the company would recognize the foreign exchange gain or loss in the income statement as part of the transaction.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

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

During the third quarter of 2001, management announced that in response to further weakening in the U.S. and global markets served by Getty Images, the company would reduce its workforce by approximately 300 people worldwide and across multiple functions by the end of the third quarter.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Reference is made to the Index of Exhibits beginning on page 30 for a list of all exhibits filed as part of this report.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001	GETTY IMAGES, INC.

By	/s/Elizabeth J. Huebner
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Getty Images (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Getty Images (2)
3.3	Bylaws of Getty Images (1)

(1)	Incorporated by reference from the Exhibits to the Registrant’s Form S-4 Registration Statement, No. 333-38777.

(2)	Incorporated by reference from the Exhibits to the Registrant’s Form 8-K, dated November 10, 1998.