Form 10-K
period 2001-12-31
GETTY IMAGES INC
filed 2002-03-29
CIK 1047202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001

Commission File Number: 000-23747

GETTY IMAGES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0177556
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 N. 34th Street,

Seattle, Washington 98103
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:

(206) 925-5000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,046.3 million as of March 1, 2002 based upon the closing price of $26.89 on the Nadsaq National Market reported on such date.

As of March 1, 2002, the registrant had 52,059,743 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this document is incorporated by reference to certain portions of the company’s definitive Proxy Statement (to be filed) for the Annual Meeting of Stockholders to be held May 21, 2002.

An Index to Exhibits appears at Part IV, Item 14, pages 29 - 31 herein

PART I
Item 1.Business
Item 2.Properties
Item 3.Legal Proceedings
Item 4.Submission of Matters to a Vote of Security Holders
PART II
Item 5.Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.Selected Consolidated Financial Data
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8.Financial Statements and Supplementary Data
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10.Directors and Executive Officers of the Registrant
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management
Item 13.Certain Relationships and Related Transactions
PART IV
Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K
Exhibit 3.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.15
Exhibit 10.43
Exhibit 10.44
Exhibit 10.45
Exhibit 10.46
Exhibit 10.47
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2

GETTY IMAGES, INC.

FORM 10-K

December 31, 2001

i

PART I

Item 1. Business

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Annual Report on Form 10-K, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions, estimates and projections about Getty Images, Inc. and its industry and are made on the basis of management’s views as of the time the statements are made. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under “Factors That May Affect the Business,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as required by law, the company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission.

In this Annual Report, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

A. Overview

Getty Images, Inc. was founded in 1995 and is a leading provider of imagery and related products and services to businesses worldwide, distributing products digitally via the Internet and on CD-ROMs, as well as in film transparency form. The company is headquartered in Seattle and has customers in more than 55 countries. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry’s leading collections under one centralized corporate structure.

We provide our high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms, corporations and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers. By aggregating the content of our various leading imagery collections on the Internet and partnering with third-party providers, we offer a comprehensive and user-friendly solution for our customers’ imagery and related product needs, including still and moving images and related products and services. We seek to leverage our internally developed search and e-commerce technology to enhance our position as a leader in the visual content industry.

B. Background

The company was formed in 1995 as a United Kingdom (U.K.) corporation under the name Getty Communications plc. We commenced operations on March 14, 1995, with the acquisition of Tony Stone Images (now “Stone”), a leading provider of contemporary stock photography. We registered as a Delaware corporation on September 4, 1997, under the name of Getty Communications (USA), Inc. The company’s name was changed to Getty Images, Inc. on October 6, 1997, and Getty Images became the worldwide corporate entity following the acquisition of PhotoDisc, Inc. on February 9, 1998.

C. Products, Services and Customers

Products and Services

We offer our customers a variety of visual content products, including creative imagery (both still and moving images), news and sports photography, archival imagery, illustrations and related products and services. Our imagery is offered to customers through our creative photography collections (The Image Bank, PhotoDisc, Stone, Eyewire and others), Getty Images Motion, our news and sports business and HultonyArchive. These products and services are offered through our website, CD-ROMs, catalogs and our international distribution network of company-operated offices in approximately 25 cities and agents and distributors in approximately 55 countries.

Customers

We serve a variety of customers in three major categories: advertising and design agencies, publishing and media companies and corporate communications departments.

Advertising and Design Agencies. For our advertising and design agency customers, we supply images that cover a wide variety of contemporary subjects including lifestyles, business, science, health and beauty, sports, transportation and travel. These customers usually have a commercial, advertising or editorial message they are trying to convey and, consequently, are typically looking for a specific conceptual image. Image quality and relevance are important factors in the customer’s decision. Advertising and design agency customers need to access imagery as part of their everyday working life. Their workflow is becoming increasingly digital, which we believe will spur further demand for our images and services in this market.

Publishing and Media Companies. We supply images to a customer base of professional image users who are involved in the publication of newspapers, books and magazines, both online and in traditional media, as well as the production of commercial motion pictures, documentaries and other editorial media. The imagery that is provided to these customers ranges from contemporary news, celebrity and feature material and sports imagery, to archival imagery covering major political, social and sporting events since the beginning of photography in the early nineteenth century. These customers are looking for imagery that conveys information to illustrate the story they are covering and often require the imagery to be delivered rapidly after the event has occurred.

Corporate Communications Departments. We offer a variety of still and moving imagery to corporate communications departments and other business users. These customers need imagery for a wide range of business communication materials for internal and external use, including brochures, employee communications, annual reports, newsletters, websites and presentations.

D. Content Development

For our customers requiring creative imagery, we have creative teams in London, Los Angeles, Munich, Paris, Seattle and New York that analyze customer requests and buying behavior and perform research in key markets in order to target and source images. We have contractual relationships with contributing photographers to serve the creative professional, including highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. In many cases, we provide art direction for our photographers while they are taking the photographs, working with them on location around the world. We accept into our creative photography collections approximately 30,000 to 40,000 new images each year. All new images accepted into our collections are digitized, keyworded, posted on our website and available for search, selection, purchase and download 24 hours a day, seven days a week.

For customers seeking film footage, we maintain and license a growing library of commercially desirable cinematography covering a broad range of contemporary and archival subject matter. Our film business represents imagery from hundreds of cinematographers and film producers, which is cataloged on computer for quick access and retrieval in film, tape and digital formats.

For our publishing and media customers, our ability to source imagery from news and sports events as they occur and to make them immediately available to customers is critical to our success. To this end, we have production hubs in New York, Los Angeles, London and Sydney to which photographers can submit imagery at any time. To serve our publishing and media customers, we employ staff photographers and have contractual relationships with hundreds of additional photographers. In addition to topics that we believe will be of interest perennially, we seek to identify upcoming events that will generate demand for particular archival images. We also offer in-depth research services for our customers’ more extensive projects in addition to editorial and corporate assignment services, handling the special photo assignment needs of our editorial or corporate customers. We receive hundreds of digital images per week from our photographers around the world, and make these available through a proprietary online subscription service and over the Internet. By using digital technologies, we are able to make new images available online within fifteen minutes of creation from major news and sports events such as the war in Afghanistan or The Olympic Games.

E. Marketing, Sales and Distribution

Marketing

We reach our customers through a diverse set of marketing methods, such as print ads, direct mail, e-mail communications, our website and printed catalogs. We believe that these methods create brand awareness and, in many cases, act as sales tools in the selection of image products for license. We also serve our international markets by producing localized marketing materials where appropriate.

Online Marketing. Our website acts as a marketing tool as well as a sales tool, making the images of each collection available for research and selection online. For example, we often promote on our website new collections of images available on CD-ROM. In addition, our news and sports business regularly provides a summary of the latest breaking stories in the news section of our website where customers can see, purchase and download available imagery.

Printed Catalogs and Direct Mail. We use catalogs to market the contemporary photography of our creative photography and editorial collections. We believe that our catalog quality contributes to our strong reputation and that the catalogs drive demand for our images both to our website and into our customer service centers.

Demonstration Reels. We market our film footage through demonstration reels sent directly to our existing and potential customers. These demonstration reels contain samples of available footage.

Sales and Distribution

We license our imagery through our broad international distribution network of company-operated offices, agents and distributors in approximately 55 countries. We believe that control of our outlets results in more focused sales and marketing activities and better brand maintenance. A direct sales force and key account management team targets advertising, publishing and communications companies, as well as other high volume users of images. Our direct sales force focuses on reaching image purchasers who are generally responsible for large order purchases. In order to assist our customers in using the images, our sales force includes technical support staff and training personnel who provide assistance to customers. These consultants have expertise in digital image applications, design tools and photo manipulation methodologies.

We encourage our customers to take advantage of the comprehensive image search capabilities of our website and digital delivery of selected images. Over the past few years, the percentage of our business that originates on our website and is digitally delivered over the Internet to our customers has increased substantially. We believe the ability to search for, select, purchase and download images over the Web offers our customers advantages in terms of convenience, speed and cost efficiency, and enables us to achieve greater economies of scale. We will continue to focus on digital delivery as the primary method of delivering images to our customers. Direct communication with our customers, however, remains a significant component of our sales strategy. Our sales representatives assist customers in finding the images they need and keep them informed about new products and services offered by the company. We also support and serve our customers who wish to receive our imagery through traditional analog means, which involves the physical distribution of imagery on duplicate film transparencies. In many instances, we serve customers through a combination of e-commerce and more traditional methods of customer service.

Product Rights. We maintain ownership or control of our products at all times. Customers may purchase the rights, on an exclusive or non-exclusive basis, to use single images, video and film clips or CD-ROM products containing multiple images. Customers may also purchase rights to our press and editorial products on a subscription basis. Ownership of the images never passes to the customer.

F. Operations and Technology

In 2001, we achieved significant milestones in the implementation of new enterprise-wide systems to enable customers to search, select, purchase and download digital content on our gettyimages.com website, as well as the back-office systems to support our site, including sales order processing, customer database management, finance and accounting. These new systems span multiple operational activities, including customer interaction, transaction processing, order fulfillment and invoicing.

The October 6, 2001 launch of gettyimages.com marked a significant milestone in the business-wide initiative to integrate the company’s Web offerings and business processes. The gettyimages.com website provides one centralized source for all of our products and services, including photographs, film clips, illustrations, fonts and services to manage, present, commission and license imagery. The website provides advanced search capabilities as well as enhancements to the price calculator enabling customers to obtain precise real-time pricing 24 hours a day. An additional milestone was reached in February 2002 with the launch of localized language websites that enable customers to search for and purchase imagery and related materials in United States (U.S.) English, U.K. English, French and German and complete transactions in U.S. dollars, Euros and British pounds. Additionally, with the February 2002 system enterprise upgrade, we migrated a significant portion of our royalty-free stock photography business to the new gettyimages.com website.

The technology architecture supporting gettyimages.com employs a set of software applications for:

•	categorizing digital content and embedding appropriate keywords and search data (metadata);

•	searching large information databases across languages and linguistic context;

•	presenting detailed information related to specific digital content elements;

•	managing online e-commerce transactions for the purchase of digital content;

•	managing invoice generation and accounts receivable from customers; and

•	tracking a broad range of intellectual property rights and permissions.

These services and systems use a combination of our proprietary technologies and commercially available, licensed technologies. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business. We intend to continue to investigate, qualify and develop technology and internal systems that support key areas of our business to enhance the online and offline experience for our customers. In particular, we have implemented and continue to develop a flexible infrastructure that will facilitate the sale and distribution of third party digital content through our online e-commerce systems.

Certain of our image search, image selection, rights management, customer interaction, order collection, fulfillment and back-office systems are proprietary. Our online platform architecture is primarily based on Microsoft technologies. These systems were designed to provide reliable e-commerce connectivity and responsive online customer interaction. Our systems infrastructure is hosted internally at multiple locations and externally at Cable & Wireless Internet Services. Both internal and external hosting centers provide 24-hour monitoring, power generators and limited back-up systems.

G. Competition

The market for visual content and related products and services is highly competitive. We believe that the principal competitive factors are name recognition, company reputation, the quality, relevance and diversity of the images, the quality of contributing photographers and cinematographers under contract with a company, effective use of developing technology, customer service, pricing, accessibility of imagery, distribution capability and speed of fulfillment. Our current or potential competitors include: other general visual content providers such as Corbis Corporation, Digital Vision, Superstock and Zefa Visual Media; specialized visual content companies that are well established in their local, content or product-specific markets such as Reuters News Service, the Associated Press, Agence France Presse, Action Images plc and Science Photo Library; stock film footage businesses such as Sekani, Inc.; and commissioned photographers. There are also hundreds of small stock photography and film footage agencies and image content aggregators throughout the world.

Please see Item 1. Business — I. “Factors That May Affect the Business” for more information about the competitive conditions in the visual content industry.

H. Intellectual Property

Most of the images licensed by us are obtained from independent photographers and cinematographers on an exclusive basis. Professional photographers and cinematographers prefer to retain ownership of their work. As a result, copyright to an image remains with the contributing photographer or cinematographer in most cases, while we obtain the exclusive right to market the image on behalf of the photographer or cinematographer for a period of time. A substantial portion of the news and sports images, HultonyArchive images and certain images of our other collections are owned by us or are in the public domain.

We also own numerous trademarks that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks generally can be renewed indefinitely as long as the trademarks are in use (please see below at Item 1. Business — I. “Factors That May Affect the Business — Our Right to Use the Getty Trademarks Is Subject to Forfeiture in The Event We Experience a Change of Control” for more information about certain of our trademarks).

I. Factors That May Affect the Business

Our Business Could be Affected by a Failure to Successfully Complete the Implementation of New Enterprise Systems.

As a result of the acquisition strategy we have pursued since our inception in 1995, we have focused significant resources and attention on integrating acquired businesses. The integration focused on the installation and development of new enterprise systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interface, and other corporate administrative functions for the continued transformation and consolidation of company-wide systems. The October 6, 2001 launch of gettyimages.com marked a significant milestone in the company-wide initiative to integrate the company’s Web offerings and business processes. An additional milestone was reached in February 2002 with the launch of localized language websites and commerce systems in France, Germany and the U.K., and with the migration of a significant portion of our royalty-free stock photography business to the gettyimages.com website. However, our future performance will largely depend on our ability to complete the implementation of new enterprise systems for our finance, sales and customer database systems. These implementations create risks such as:

•	disruption of our ongoing business;

•	delays in reporting systems, which could impact our ability to process information on a timely basis;

•	delays in properly identifying and processing data necessary for management functions, including accounting, financial reporting and planning; and

•	diversion of attention of our senior management from existing operations and other potential business opportunities.

We cannot guarantee that we will successfully complete the implementation of new enterprise systems.

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

We May Not be Able to Compete Effectively Against Our Existing or Potential Competitors.

The visual content industry is highly competitive. We compete directly with a number of large and small visual content companies and commissioned photographers to provide imagery to businesses. We believe that the principal competitive factors in the visual content industry are name recognition, company reputation, the quality, relevance and diversity of the images, the quality of the contributing photographers and cinematographers under contract with a company, effective use of developing technology, customer service, pricing, accessibility of imagery, distribution capability and speed of fulfillment. Some of our existing and potential competitors may have significantly greater financial, marketing and other resources or greater name recognition than we have. In addition, possible new entrants into the visual content industry could increase if technological advances make archiving, searching and digital delivery systems more affordable.

Our future performance also depends on our ability to review and refresh our collections based on current and future trends in order to provide our customers with the most relevant content. Many of our customers are sensitive to the latest trends and require new and fashionable content to meet their needs. If we fail to determine such trends and add relevant new imagery in a timely manner, customers requiring such content may use other visual content providers to obtain imagery.

We May Not Succeed in Establishing the “Getty Images” Brand.

Historically, we have marketed each of Getty Images’ brands as its own collection. On October 6, 2001, we launched gettyimages.com, a significant step toward integrating the company’s Web-based offerings, supporting technology platform and business practices under the “Getty Images” brand name. Continued positioning of the “Getty Images” brand will largely depend on the success of our advertising and promotional activities and our ability to provide customers with high quality products and strong customer service. We believe that a favorable customer reception of this brand is important to our future success. If our brand enhancement strategies are unsuccessful, we may be unable to realize potential benefits of “Getty Images.” Additionally, securing the “Getty Images” trademark is an important part of the branding strategy, and barriers arising from third parties or trademark officials in various countries may hinder our effort to secure trademarks in key markets or trademark classes.

Our Right to Use the “Getty” Trademarks is Subject to Forfeiture in the Event We Experience a Change of Control.

We own trademarks and trademark applications for the names “Getty Images” and “Hulton Getty,” and derivatives of those names, including the name “Getty” and the related logo. We use “Getty Images” as a corporate identity, as do certain of our subsidiaries, and we have begun using “Getty Images” as a product and service brand. We refer to the above as the “Getty Trademarks.” In the event that a third party or parties not affiliated with the Getty family acquire control of us, Getty Investments L.L.C. has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Trademarks, after which time we no longer would have the right to use them. Getty Investments’ right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

Getty Investments L.L.C. owns approximately 18% of the outstanding shares of our common stock as of March 1, 2002. Mr. Mark Getty, the Executive Chairman serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan Klein, the CEO of Getty Images, and Mr. Andrew Garb, a member of our Board of Directors, serve on the Board of Directors of Getty Investments.

Our Future Success Depends on Our Ability to Retain Key Employees.

Our future success will depend upon our ability to identify, retain and motivate highly skilled technical, managerial, product development, editorial, merchandising, sales, marketing and customer service employees. Our success will also depend, in part, on the continued service of Mr. Mark Getty, our Executive Chairman, and Mr. Jonathan Klein, our Chief Executive Officer. Mr. Getty and Mr. Klein are each party to an employment agreement with us for a minimum period of three years, which absent a breach cannot be terminated except on twelve months’ written notice. We do not have “key person” life insurance policies covering either Mr. Getty or Mr. Klein.

Our Business is Sensitive to Changes in Economic and Political Conditions.

Any economic, political, business or industry conditions that cause customers or potential customers to reduce, postpone or stop their use of imagery, or to reduce the value of each image used, could have a negative effect on our sales and profitability. The success and profitability of our global operations are subject to numerous risks and uncertainties, including local, regional and global economic conditions, political instability, and changes in applicable tax laws (including U.S. tax laws on our foreign operations).

There was a slowdown in advertising and media spending in 2001, which we believe has had an impact on the demand for the company’s products and services. Management does not know when the domestic or international economic climate will improve. Additionally, continued economic and political difficulties, the uncertainty arising from the impacts of the September 11, 2001 attacks on the World Trade Center and the Pentagon, and fears regarding war or additional terrorist actions may have a potential negative impact on our company and customer base.

Fluctuations in Foreign Exchange Rates Could Have a Negative Impact on the Results of Our Non-U.S. Based Operations.

We publish our consolidated financial statements in U.S. dollars and conduct a portion of our business in currencies other than U.S. dollars, particularly British pounds and the Euro. As a result, we are exposed to changes in the value of currencies against the U.S. dollar. Fluctuations in the values of currencies against the U.S. dollar could affect the translation of the results of our non-U.S. based operations into U.S. dollars for inclusion in our consolidated financial statements. We cannot accurately predict the impact that future exchange rate fluctuations may have on our results.

Our Quarterly Financial Results May Fluctuate.

Historical trends and quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. It is possible that some future quarterly results may be below the expectations of public market analysts and investors. For instance, on July 25, 2001, and April 25, 2001, we announced that our second and first quarter results, respectively, were below these expectations. In this event, the effect on the trading prices of our subordinated notes and our common stock may be difficult to predict. Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, including those listed in this Risk Factors section and the following:

•	demand for our products;

•	changes in sales mix, including the mix of sales of analog and digital imagery, company owned and licensed imagery, and the geographic distribution of such sales;

•	our ability to attract visitors to our websites and the frequency of repeat purchases by our customers;

•	shifts in the nature and amount of publicity about us, our competitors or the visual content industry;

•	changes in the growth rate of Internet commerce;

•	our ability to enhance our technology to accommodate any future growth in our operations or customers;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs related to potential acquisitions of technology or businesses; and

•	changes in U.S. and global financial and equity markets.

Our Stock Price has Been and May Continue to be Volatile.

The market price of our common stock has been volatile, with a broad ranging market price in the past two years alone. Fluctuations in the trading price of our common stock may continue in response to a number of events and factors, including the following:

•	new products, services and strategic developments by us or our competitors;

•	business combinations and investments by us or our competitors;

•	variations in our revenues, expenses or profitability;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts and investors; and

•	performance by other visual content or media industry companies.

Any of these events may cause the price of our shares to change. Additionally, broad market and industry fluctuations may adversely affect the market price of our shares, regardless of our operating performance.

Impairment of the Value of Significant Assets Could Have an Adverse Impact on Our Operating Results.

Our operating results and earnings in future periods may be adversely affected as a result of impairments to the reported value of certain significant assets, the valuation of which require management’s most difficult judgments as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain.

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, and are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2001, the company had net deferred tax assets of $65.1 million, net of a valuation allowance of $12.8 million that was established in 2001. Although realization is not assured, management believes, based on its current estimates of future taxable income for its U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards. In the event that actual results differ from management’s expectations, the valuation allowance could materially change, directly impacting our financial position and results of operations. If domestic taxable income is not earned as planned, the domestic tax loss carryforwards will expire from 2018 to 2021, and the company may be required to take the balance through the income statement as income tax expense in advance of the expiration of the loss carryforwards.

Goodwill and Identifiable Intangibles

Intangible assets comprise goodwill and identifiable intangibles. Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Identifiable intangibles consist mainly of customer lists, covenants not to compete, photographer contracts, trademarks and tradenames. The net balance of goodwill and identifiable intangibles at December 31, 2001 was $636.5 million. Effective January 1, 2002, the company will adopt Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” This accounting pronouncement requires us to cease amortization of goodwill, and alternatively test the net goodwill balance for impairment annually, as well as under certain circumstances that may indicate impairment. Should the company determine at some point in the future that all or a portion of the goodwill balance is impaired, the company would be required to write off the impaired portion through the income statement in the period of that determination.

Certain Assets

The useful lives of certain of the company’s assets, including capitalized image duplication and digitization costs (included within property and equipment), are based upon the estimated period over which the assets are expected to provide benefit to the company. This future benefit is inherently uncertain, and therefore, the lives of these assets require management’s most difficult judgments. The balance of image duplicates and digitization, net of accumulated depreciation, was $39.6 million at December 31, 2001 and is being depreciated over useful lives of two to four years. Should the company determine at some point in the future that the useful lives of these assets are shorter than previously determined, the company would be required to accelerate the depreciation, or possibly write off the impaired portion, of the undepreciated balance of such assets.

Our Indebtedness Could Reduce Our Flexibility and Make Us More Vulnerable to Economic Downturns.

Our level of indebtedness may pose substantial risks to our security holders, including the risk that we may not be able to generate sufficient cash flow to satisfy our obligations under our indebtedness or to meet our capital requirements. A portion of our cash flow from operations will be dedicated to the payment of principal and interest on our senior credit facility, our 4.75% convertible subordinated notes due in 2003 and our 5.0% convertible subordinated notes due in 2007. Our ability to service our indebtedness will depend on our future performance, which will be affected by general economic conditions and financial, business and other factors, many of which are beyond our control. Such indebtedness could have important consequences to our security holders, including the following:

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

We May Not be Able to Secure Additional Financing to Meet Our Future Capital Needs.

We currently anticipate that our available cash resources, cash flow from operations and our senior credit facility will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the following 12 months. After this time, if we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to, among other things, promote our products and services, develop new and enhanced services, respond to competitive pressures or make acquisitions. Our senior credit facility expires in October 2002. While we are working to establish a new senior credit facility to replace our expiring facility, we may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to complete our systems integration or other capital improvements, promote our products and services successfully, develop or enhance services, respond to competitive pressures or take advantage of acquisition opportunities. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing new debt, the new debt could be senior indebtedness and we may be subject to limitations on our operations, including limitations on the payment of dividends. Changes in U.S. and global financial and equity markets, including significant fluctuations in interest rates and the price of our equity securities, may impede our access to, or increase the cost of, external financing for our operations and any acquisitions.

Certain of Our Stockholders Can Exercise Significant Influence Over Our Business and Affairs and May Have Interests That Are Different Than Yours.

Some of our stockholders own substantial percentages of the outstanding shares of our common stock.

The Getty Group collectively owned approximately 21% of the outstanding shares of our common stock as of March 1, 2002, and comprises the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark Getty, our Executive Chairman; and Mr. Jonathan Klein, our Chief Executive Officer.

The Torrance Group collectively owned approximately 6% of the outstanding shares of our common stock as of March 1, 2002, and comprises the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (the former wife of Mark Torrance); and certain of their family members.

Pursuant to shareholder agreements among us, the Getty Group and the Torrance Group, none of the members of the Getty Group or the Torrance Group may transfer their shares of our common stock except in accordance with the terms of those agreements.

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

Certain Provisions of Our Corporate Documents and Delaware Corporate Law May Deter a Third Party From Acquiring Our Company.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our stockholders. This authority, together with certain provisions of our amended and restated certificate of incorporation, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This could occur even if our stockholders consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock in the Getty Group and the Torrance Group, along with certain provisions of Delaware law, may have the effect of delaying, deterring or preventing a takeover of our company.

An Increase in Government Regulation of the Internet and E-Commerce Could Have a Negative Impact On Our Business.

We are subject to a number of regulations applicable to businesses generally, as well as laws and regulations directly applicable to e-commerce. Although existing laws and regulations affecting e-commerce are not unduly burdensome, state, federal and foreign governments have and may continue to adopt legislation regulating the Internet and e-commerce. Such legislation or regulation could both increase our cost of doing business, and impede the growth of the Internet while decreasing its acceptance as a communications and commerce medium. If a decline in the use of the Internet occurs, businesses and consumers may decide in the future not to use our online services.

Laws and regulations do now and could potentially more significantly govern or restrict any of the following issues:

•	user privacy and data transmission;

•	pricing and taxation of goods and services over the Internet;

•	website content;

•	characteristics and quality of products and services offered over the Internet; and

•	the liabilities for companies involved in the Internet or e-commerce.

Systems Security Risks and Concerns May Harm Our Business.

A significant barrier to e-commerce and online communications is the secure transmission of confidential information over public networks. Developments in computer capabilities, viruses, and advances in the field of cryptography or other events could result in compromises or breaches of our security systems or those of other websites, jeopardizing our proprietary and confidential information. Anyone who circumvents our security measures could misappropriate proprietary or confidential information or cause potentially serious interruptions in our services, sales or operations.

The Internet is a public network, and data is sent over it from many sources. In the past, computer viruses, programs that disable or impair computers, have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers, which could disrupt the delivery of our imagery products and services or make them inaccessible to our customers. We may be required to expend significant capital resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches and our business could be harmed if we do not prevent them. Additionally, any well-publicized compromises of our security system or the Internet generally may reduce our customers’ desire to transact business over the Web.

We May Experience System Failures and Service Interruptions on Our Websites That Could Result in Adverse Publicity, Customer Dissatisfaction and Revenue Losses.

A key component of our growth strategy is the increased digitization of our imagery and the distribution of such imagery and related products and services over the Internet. As a result, our revenues are dependent on the ability of our customers to access our websites, including the new gettyimages.com website. In the past, we have experienced occasional system interruptions that made our former websites unavailable or prevented us from efficiently fulfilling orders. While we have made improvements in this area, we cannot be sure that we can prevent these interruptions in the future. System failures or interruptions will inconvenience our users and may result in negative publicity and reduce the volume of images we license online and the attractiveness of our online products and services to our customers.

We will need to continue adding software and hardware and continue to upgrade our enterprise systems and network infrastructure to accommodate increased traffic on our websites and increased sales volume. Without these upgrades, we will face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our websites and, therefore, the integration, timing and cost of these upgrades are uncertain.

The computer and communications hardware necessary to operate our corporate functions and much of our e-commerce operations is located at facilities in the Seattle, Washington metropolitan area. Our other businesses have systems in other locations worldwide. Any of these systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. In addition, while we take steps to ensure the security and integrity of our systems, computer viruses, physical or electronic break-ins and similar disruptions could cause system interruptions or delays that could temporarily prevent us from providing services and accepting and fulfilling customer orders. We do not have full redundancy for all of our computer and telecommunications facilities.

J. Relationship With Our Employees

At December 31, 2001, we had 1,845 employees. Of these, 1,007 were located in North America, 739 in Europe and 99 in the rest of the world. We believe that we have satisfactory relations with our employees.

K. Governmental Regulation

All of our facilities, including those in the U.S., are subject to environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our business, financial condition or results of operations.

L. Recent Significant Events

None.

Item 2. Properties

Our principal executive offices and worldwide headquarters are in Seattle, Washington. We also have a significant presence in New York City, New York and London, England.

In Seattle, we are the lessee of approximately 297,100 square feet of office space pursuant to six leases. Leases covering approximately 8,700 square feet, 78,600 square feet, 29,600 square feet and 180,200 square feet expire in December 2002, March 2003, September 2004 and August 2013, respectively. Approximately 90,700 square feet of the total leased space has been identified as excess, of which 59,400 square feet is currently subleased.

In New York, we are the lessee of approximately 283,900 square feet of office space pursuant to five leases. Leases covering approximately 16,000 square feet, 10,000 square feet and 257,900 square feet expire in January 2003, December 2005 and March 2015, respectively. Approximately 161,800 square feet of the total leased space has been identified as excess, all of which is currently subleased.

In London, we are the lessee of approximately 95,700 square feet of office space pursuant to seven leases. Leases covering approximately 13,900 square feet, 1,500 square feet, 13,000 square feet, 23,200 square feet, 9,700 square feet, 14,400 square feet and 20,000 square feet expire in December 2002, June 2004, August 2010, October 2010, March 2014, October 2015 and August 2016, respectively. We also own one freehold property of approximately 8,000 square feet in London. Approximately 26,900 square feet of the total leased space has been identified as excess, none of which is currently subleased.

In addition, we lease office space for our wholly owned offices throughout the world in key business centers.

Our existing facilities are adequate and appropriate for our operations.

Item 3. Legal Proceedings

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringement of the trademarks and other intellectual property rights of third parties, such as the failure to secure model and property releases, and claims by photographers relating to our handling of images submitted to us. We have accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for which we believe a loss is probable. Presently, there are no pending legal proceedings to which we are a party or to which any of our property is subject which, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the company’s stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market (Nasdaq) under the symbol “GETY.” The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices of our common stock as reported on the Nasdaq.

	High	Low

Year Ended December 31, 2000
First Quarter	$64.375	$34.203
Second Quarter	45.375	25.000
Third Quarter	44.000	27.750
Fourth Quarter	37.375	21.250

Year Ended December 31, 2001
First Quarter	$37.250	$13.938
Second Quarter	32.660	13.700
Third Quarter	26.500	9.150
Fourth Quarter	23.740	10.000

On March 1, 2002, the closing market price of our common stock as reported on the Nasdaq was $26.89 per share. There were approximately 143 holders of record of our common stock on that date.

We have not paid or declared any dividends on our common stock since our inception and anticipate that we will retain our future earnings to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our general financial condition and general business conditions. In addition, our current senior credit facility prohibits the payment of dividends. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and notes thereto included in Item 14(A) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. Historical results are not necessarily indicative of the results to be expected in the future.

					Getty
					Communications plc
	Getty Images, Inc.				(Predecessor Company)

	Years Ended December 31,

	2001	2000	1999	1998(1)	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Sales	$450,985	$484,846	$247,840	$185,084	$100,797
Income (loss) before income taxes	(98,662)	(164,151)	(69,493)	(32,873)	7,895
Net income (loss)	(95,312)	(169,334)	(67,833)	(36,383)	4,022
Net income (loss) per share
Basic	(1.84)	(3.40)	(1.94)	(1.25)	0.11
Diluted	(1.84)	(3.40)	(1.94)	(1.25)	0.10
Shares used in computing per share amounts
Basic	51,723	49,708	35,049	29,160	37,908
Diluted	51,723	49,708	35,049	29,160	38,765

Other Operating Data:
EBITDA(2)	$93,779	$94,416	$34,998	$35,350	$19,347
Ratio of earnings to fixed charges(3)	N/A	N/A	N/A	N/A	4.16
Deficiency of earnings to fixed charges(4)	$98,662	$164,151	$69,493	$32,873	$—

Consolidated Balance Sheet Data:
Total assets	$993,081	$1,100,636	$939,569	$462,863	$171,638
Long-term debt, net of current maturities	256,215	274,427	101,802	72,354	14,657

(1)	This column reflects the combination of the consolidated financial statements of Getty Communications plc, our predecessor company, for the period January 1, 1998 through February 9, 1998 and the company’s consolidated financial statements for the period February 10, 1998 through December 31, 1998.

(2)	EBITDA is defined as earnings before income taxes, depreciation, amortization, interest, exchange gains and losses and, when applicable, integration costs and impairment of assets, loss on excess office space, restructuring costs, loss on impairment of investments, debt conversion expense, extraordinary items and other income and expenses. We believe that EBITDA provides investors and analysts with a measure of operating income unaffected by the financing and accounting effects of acquisitions and integration and restructuring activities, and assists in explaining trends in our operating performance. EBITDA should not be considered as an alternative to operating income as an indicator of our operating performance or to cash flows as a measure of our liquidity. EBITDA may not be comparable to other similarly titled measures used by other companies.

(3)	Ratio of earnings to fixed charges means the ratio of net income (before fixed charges and income taxes) to fixed charges, where fixed charges are the aggregate of interest, amortization of the costs related to debt and an allocation of rental charges to approximate equivalent interest.

(4)	Due to net losses incurred in 2001, 2000, 1999 and 1998, the ratio of earnings to fixed charges in those years was less than 1:1. The company would have had to generate additional earnings in the amounts indicated in the table to have achieved a ratio of 1:1.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements and the notes thereto, Item 1. “Business,” Item 6. “Selected Consolidated Financial Data,” and the other financial information contained elsewhere and incorporated by reference in this Annual Report. In the following discussion, “we,” “us” and “our” refer to Getty Communications plc for 1997, Getty Communications plc combined with Getty Images, Inc. and subsidiaries (the company) for 1998, and the company for 1999, 2000 and 2001.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Annual Report on Form 10-K, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions, estimates and projections about Getty Images, Inc. and its industry and are made on the basis of management’s views as of the time the statements are made. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Factors That May Affect the Business.” Except as required by law, the company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission.

GENERAL

Overview

The company is a leading provider of imagery and related products and services to businesses worldwide. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry’s leading collections under one centralized corporate structure.

We provide our high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms, corporations and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers. By aggregating the content of our various leading imagery collections on the Internet and partnering with third party providers, we offer a comprehensive and user-friendly solution for our customers’ imagery and related product needs, including still and moving images and related products and services.

We generate our revenue from granting rights to use images and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving granting rights to use single images, video and film clips or CD-ROM products containing between 100 and 300 images. We also generate revenue from subscription or bulk purchase agreements under which customers are provided access to imagery online. We use a variety of distribution platforms, including digital distribution via the Internet and CD-ROMs as well as analog distribution of 35mm film, video and analog transparencies. Price is generally determined by resolution size and the extent of rights granted over the use of the image or clip and can vary significantly across geographic markets and customer groups.

Our cost of sales primarily consists of commission payments to contributing photographers and cinematographers. These suppliers are under contract with the company and receive payments of up to 50% of the sales value, depending on the type of product and where and how the product is licensed. We own a significant number of the images in our collections and these images do not require commission payments. Cost of sales also includes, to the extent applicable, shipping and handling costs for duplicate transparencies and the costs of

CD-ROM production. As a result, our gross margin is impacted by the mix of sales delivered digitally, sales of company owned imagery, geographic distribution of sales and collection sales mix.

For the company, EBITDA is defined as earnings before income taxes, depreciation, amortization, interest, exchange gains and losses and, when applicable, integration costs and impairment of assets, loss on excess office space, restructuring costs, loss on impairment of investments, debt conversion expense, extraordinary items and other income and expenses. This figure can more easily be calculated as gross profit less selling, general and administrative expenses in the years presented. We believe that EBITDA provides investors and analysts with a measure of operating income unaffected by the financing and accounting effects of acquisitions and integration and restructuring activities, and assists in explaining trends in our operating performance. EBITDA should not be considered as an alternative to operating income as an indicator of our operating performance or to cash flows as a measure of our liquidity. EBITDA may not be comparable to other similarly titled measures used by other companies.

Critical Accounting Policies and Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Following are accounting policies that management believes are both most important to the portrayal of the company’s financial condition and results of operations and that require management’s most difficult judgments as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain.

Income Taxes

Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of domestic tax loss carryforwards, are based on currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified into net current and net non-current amounts, based on the balance sheet classification of the related asset or liability.

As of December 31, 2001, the company had net deferred tax assets of $65.1 million, net of a valuation allowance of $12.8 million that was established in 2001. The company has not generated taxable income from its U.S. operations during recent years. It will be necessary to generate taxable income from its primary U.S. operations of approximately $158 million in order to utilize enough of the tax loss carryforwards to realize the associated deferred tax asset. As of December 31, 2001 the company has completed its anticipated restructuring and integration actions following several years of significant acquisitions of other businesses and implemented cost reduction programs designed to improve both U.S. and foreign levels of prospective taxable income. Additionally, during 2002 the company will implement tax-planning strategies that are intended to increase the ratio of U.S. taxable income to worldwide taxable income. Management believes it currently reasonable to estimate the results of those actions for future periods and has computed the net deferred tax asset at December 31, 2001 accordingly. Although realization is not assured, management believes, based on its current estimates of future taxable income for its U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards. In the event that actual results differ from management’s expectations, the valuation allowance could materially change, directly impacting our financial position and results of operations. If the company were able to use more of the deferred tax asset than the current net balance, a portion of the valuation allowance would be returned to income in the period that such a determination was made. If the company were unable to utilize the net deferred tax asset balance, a greater valuation allowance would be recorded and charged to expense in the period of that determination, which could be in advance of the expiration of the loss carryforwards.

Foreign Exchange

Foreign exchange gains and losses that arise from the revaluation of foreign-currency denominated balances, other than long-term intercompany balances, are included in the results of operations for the period in which the exchange rate changes. Foreign exchange gains and losses that arise from the revaluation of intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future, are reported and accumulated in other comprehensive loss in the Consolidated Balance Sheet. Should the company reclassify and settle a portion of these intercompany balances at some point due to domestic cash needs, these intercompany balances would be redesignated as short-term, and all future revaluation gains and losses would be taken through the income statement. In addition, should the company sell one of the subsidiaries with which it has a long-term intercompany balance, the accumulated other comprehensive income or loss associated with that entity would be included in the calculation of the gain or loss on the sale of the subsidiary.

Foreign exchange losses of $8.0 million and $14.4 million for the years ended December 31, 2001 and 2000, respectively, and gains of $2.7 million for the year ended December 31, 1999, arose from the revaluation of intercompany balances deemed to be long-term in nature and were thus excluded from the Consolidated Statement of Operations and included in the Consolidated Balance Sheet as a component of other comprehensive loss.

Goodwill and Identifiable Intangibles

Intangible assets comprise goodwill and identifiable intangibles. Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Identifiable intangibles consist mainly of customer lists, covenants not to compete, photographer contracts and trademarks and tradenames. The net balance of goodwill and identifiable intangibles at December 31, 2001 was $636.5 million. Identifiable intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from two to 10 years. Goodwill arising from business combinations prior to July 1, 2001 has been amortized over its estimated useful lives, ranging from three to 30 years. Amortization of goodwill for 2001 was $66.8 million. Effective January 1, 2002, the company will adopt Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” This accounting pronouncement requires us to cease amortization of goodwill and alternatively test the net goodwill balance for impairment annually, as well as under the following circumstances:

•	a significant decrease in the market price of Getty Images’ common stock;

•	a significant adverse change in the extent or manner in which significant assets of the company are being used or in their physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of the company, including an adverse action or assessment by a regulator;

•	a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses;

•	a current expectation that, more likely than not, a subsidiary that constitutes a business will be sold or otherwise disposed of.

Should the company determine at some point in the future that all or a portion of the goodwill balance is impaired, the company would be required to write off the impaired portion through the income statement in the period of that determination.

Certain Assets

The useful lives of certain of the company’s assets, including deferred catalogs and capitalized image duplication and digitization costs (included within property and equipment), are based upon the estimated period over which the assets are expected to provide benefit to the company. This future benefit is inherently uncertain, and therefore, the lives of these assets require management’s most difficult judgments. The balance of deferred catalogs at December 31, 2001 was $8.3 million, and is being amortized over a remaining useful life of less than one year. All catalog costs incurred during the fourth quarter of 2001 and beyond have been and will be expensed as incurred. The balance of image duplicates and digitization, net of accumulated depreciation, was $39.6 million at December 31, 2001, and is being depreciated over useful lives of two to four years. Duplication costs associated with analog images are depreciated over two years, while duplication and digitization associated with digital images are depreciated over four years. Should the company determine at some point in the future that the useful lives of these assets are shorter than previously determined, the company would be required to accelerate the depreciation, or possibly write off the impaired portion, of the undepreciated balance of such assets.

Acquisitions

We acquired the agent of The Image Bank (TIB) in Australia and certain assets of the TIB agent in Brazil in 2001, neither of which were material to the financial statements. During 2000 and 1999, the company acquired all of the outstanding stock of various companies in the visual content market. All acquisitions were accounted for as purchase business combinations.

VCG

On March 22, 2000, the company acquired Visual Communications Group Holdings, Ltd., VCG Holdings LLC, and Definitive Stock, Inc. from their parent, Visual Communications Group B.V. (a subsidiary of United News & Media plc). The company also acquired Visual Communications Group Deutschland GmbH from its parent United News & Media plc. These acquired companies are collectively referred to as VCG, and provide stock photography, specialty image collections and news and feature photography internationally. The total purchase price was $226.9 million, including $204.7 million in cash, $18.7 million in debt assumed and paid and $3.5 million in related transaction costs. Net assets of $1.1 million were acquired, as well as $25.8 million in identifiable intangibles that are amortized over their useful lives ranging from five to 10 years. The remaining goodwill of $200.0 million was assigned a 10 year life.

Other 2000 Acquisitions

During 2000, the company also made the following acquisitions with cash, common stock, and/or exchangeable preferred stock exchangeable into common stock: i/us Corporation, an Ontario corporation and provider of specialty graphics and publishing tools to website developers, designers and graphics users; Cass & Cass Ltd. (d/b/a TIB-U.K.), the TIB agent in the United Kingdom (U.K.); four additional TIB agents in the United States, Canada and Sweden; and a stock photo agency in Australia. The aggregate purchase price, net assets acquired and related goodwill, respectively, were $28.5 million, $0.6 million, and $27.9 million.

Art.com

On May 4, 1999, Getty Images acquired Art.com, a leading provider of framed and unframed art and art-related products on the Internet. The total purchase price was $135.0 million, including $10.0 million in cash, $115.7 million in common stock, $5.9 million related to stock options exchanged and $3.4 million in related transaction costs. Net assets of $13.1 million were acquired, leaving goodwill of $121.9 million that was assigned a three year life. After a cash flow analysis was performed in the fourth quarter of 2000 for Art.com and a related business that operated as a division of Art.com, the company determined that the long-lived assets related to these businesses were impaired. The company wrote off $53.4 million of Art.com goodwill, reducing the carrying value of the remaining long-lived assets to their estimated fair value. On May 17, 2001, the company terminated the operations of Art.com.

The Image Bank

On November 24, 1999, the company acquired The Image Bank (TIB), a leading provider of visual content to the advertising design, publishing, corporate, broadcast and editorial markets. The total purchase price was $193.3 million, including $183.2 million in cash and $10.1 million in related transaction costs. Net assets of

$1.9 million were acquired, as well as $20.1 million in identifiable intangibles that are amortized over their useful lives ranging from five to 10 years. The remaining goodwill of $171.3 million was assigned a 10 year life.

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

Loss on Abandoned and Subleased Property

During the fourth quarter of 2001, the company re-evaluated its worldwide facilities requirements and identified excess space in New York, Seattle, San Francisco, Santa Monica, London and Munich. The company recorded a loss of $11.6 million during the fourth quarter to account for minimum rental payments and costs of subleasing the properties over the remaining lives of the leases, net of expected sublease income. Approximately $7.8 million of this charge remains in accrued expenses at December 31, 2001, and will be paid out in future periods through 2007.

Integration Costs and Loss on Impairment of Assets

In 1999, the company commenced integration of all of the company’s businesses after the acquisition of The Image Bank, Inc. and Art.com. Integration actions included: the termination of employees; the abandonment of facilities and assets; the review of processes and resultant actions to implement processes that would benefit the company going forward; contract re-negotiations and terminations; and determination of what functions and facilities should be combined, for which consulting and other professional assistance was sought.

Subsequent to the VCG acquisition in 2000, management determined that further integration of the company’s operations and facilities was necessary to eliminate duplicate facilities and functions and to take advantage of opportunities for further leveraging cost and technology platforms. Integration actions included: the termination of approximately 250 employees; abandonment of 23 sales facilities and related assets; the review of processes and resultant actions to implement processes that would benefit the company going forward; and determination of what functions and facilities should be combined, for which consulting and other professional assistance was sought.

The costs associated with these significant integration projects were expensed as incurred as follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Employee terminations	$3,025	$6,622	$—
Abandonment of facilities	1,540	3,621	—
Process review	417	3,593	1,436
Consulting and other professional fees	223	2,899	630
Contract re-negotiation and termination	18	1,662	2,494
Other	45	240	323

Total	$5,268	$18,637	$4,883

After a cash flow analysis was performed in the fourth quarter of 2000 for Art.com and a related business that operated as a division of Art.com, the company determined that the long-lived assets related to these businesses were impaired. The company wrote off $53.4 million of Art.com goodwill, reducing the carrying value of the remaining long-lived assets to their estimated fair value.

On May 17, 2001, the company terminated the operations of Art.com and recorded integration costs of approximately $2.1 million, including severance costs and costs to terminate the operations and exit the facilities of Art.com, as well as a loss on the impairment of related assets of $6.5 million.

Also during the second quarter of 2001, the company recorded integration costs of $0.9 million, including severance costs and facilities exit costs, relating primarily to the planned closure of the Calgary office and consolidation of those operations into other offices.

The integration costs associated with the closure of Art.com and the Calgary office were as follows:

	Year Ended December 31, 2001

	Art.com	Calgary	Total

	(In thousands)
Employee terminations	$956	$719	$1,675
Abandonment of facilities	701	174	875
Other	430	—	430

Total	$2,087	$893	$2,980

Restructuring Costs

During the third quarter of 2001, management announced that in response to further weakening in the U.S. and global markets served by Getty Images, the company would reduce its workforce by approximately 300 people worldwide across multiple functions. The company recorded $4.5 million in restructuring costs for a planned 320 employee terminations once management had committed the company to a formal plan of termination and had communicated to all employees the benefit arrangements they would receive if terminated. The company also incurred $0.3 million in other related restructuring costs.

As of December 31, 2001, 280 employees had been terminated and approximately $4 million in termination costs had been paid. The remaining 40 employees will exit the company by the end of the first quarter of 2002. Management expects a reduction in staff costs of approximately $15 to $20 million per year when all planned employee terminations have been completed.

Debt Conversion Expense

In 2000, the company incurred debt conversion expense of $6.7 million related to premiums paid when we induced the early retirement of approximately $62.3 million of our then outstanding $75.0 million of 4.75% convertible subordinated notes due 2003.

Loss on Impairment of Investments

During the second quarter of 2001, the company wrote off its minority cost basis investment in two small private companies after analyses showed that they suffered other than temporary declines in fair value. These analyses were based upon review of quantitative and qualitative information provided to management, which indicated that these companies would be unable to return the carrying value of Getty Images’ investments. The total of these two impairment charges was $4.2 million.

Extraordinary Item

In January 2000, a subsidiary of the company retired $3.3 million of debt at a discount prior to maturity. This resulted in an extraordinary gain of $0.4 million, net of income taxes of $0.3 million, or $0.01 per share.

RESULTS OF OPERATIONS

2001 Results of Operations Compared to 2000 Results of Operations

Below are selected financial highlights of the company’s results of operations for the years shown:

	Years Ended December 31,

	2001	% of Sales	2000	% of Sales

	(In thousands, except percentages and
	per share amounts)
Sales	$450,985	100.0%	$484,846	100.0%
Gross profit	328,595	72.9	344,181	71.0
Selling, general and administrative expenses	(234,816)	(52.1)	(249,765)	(51.5)
Amortization	(80,775)	(17.9)	(118,663)	(24.5)
Depreciation	(59,507)	(13.2)	(49,476)	(10.2)
Income tax (expense) benefit	3,350	0.7	(5,567)	(1.1)
Net loss	(95,312)	(21.1)	(169,334)	(34.9)
Net loss per share	(1.84)	—	(3.40)	—

EBITDA	93,779	20.8	94,416	19.5

Net loss and net loss per share

The company recognized a net loss of $95.3 million or $1.84 per share for the year ended December 31, 2001, as compared to a net loss of $169.3 million or $3.40 per share in 2000. Excluding the effects of an extraordinary item, the company recognized net losses of $169.7 million or $3.41 per share for 2000. There were no extraordinary items recorded in 2001.

Sales

Consolidated sales of $451.0 million for 2001 declined $33.8 million or 7.0% from sales of $484.8 million in 2000. The decline in Art.com sales in 2001 was approximately $10 million, while VCG sales for the first quarter of 2000 as an independent entity were approximately $20 million. The net effect on sales of these acquired and disposed entities was an approximate $10 million increase in sales from 2000 to 2001. Excluding the effect of these acquired and disposed entities, sales declined approximately $44 million or 9% from 2000 to 2001. This sales decrease reflected mainly volume decreases, offset in part by sales price increases. The company experienced declines in many geographic areas, particularly in the U.S., where sales declined approximately $29 million or 13%, and in the U.K., where sales declined approximately $5 million or 7% (excluding the effects of Art.com and VCG).

Sales for 2001 were lower than expected across nearly all of the company’s collections and geographies, due mainly to the continual worldwide decline in marketing and advertising spending as a result of economic conditions, the company’s internal focus on integration of acquired businesses and significant system conversions, and the terrorist attacks on the U.S. on September 11, 2001. Management does not expect the economy, either domestic or abroad, to improve dramatically during 2002.

Gross Profit and Gross Margin

The company’s gross profit and gross margin were $328.6 million and 72.9%, respectively, for the year ended December 31, 2001, as compared to gross profit and gross margin of $344.2 million and 71.0%, respectively, for the same period in 2000. The increase in the gross margin in the current year was due to a continuing sales mix shift to higher margin digitally delivered sales and sales of company owned imagery.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $234.8 million or 52.1% of sales in 2001, as compared $249.8 million or 51.5% of sales in 2000. The dollar decline resulted primarily from lower advertising and marketing costs and headcount reductions.

As described in Note 2 to the consolidated financial statements, effective October 1, 2001, the costs of producing image marketing catalogs are expensed as incurred rather than deferred and amortized. This change was required because our new financial information systems no longer permit us to directly associate image revenue with specific catalogs. Selling, general and administrative expenses for 2001 include $3.9 million of direct catalog production costs incurred in the fourth quarter and $8.8 million of amortization of deferred catalog costs incurred in the first three quarters of the year, resulting in a total charge to selling, general and administrative expenses in 2001 of $12.7 million. Amortization of $6.7 million for the fourth quarter is included in amortization expense because the costs of new catalog production are now included in selling, general and administrative expenses. Selling, general and administrative expenses for 2000 include $10.5 million of amortization of deferred catalog costs.

The company is committed to managing its selling, general and administrative expenses as it continues to integrate and consolidate its businesses and implement new and standardized business systems. As discussed above, management expects a reduction in staff costs of approximately $15 to $20 million per year when all planned employee terminations have been completed.

EBITDA

EBITDA for 2001 was $93.8 million or 20.8% of sales, a dollar decline from EBITDA of $94.4 million or 19.5% of sales for 2000. EBITDA margin increased, however, due to a larger increase in profit margin than in selling, general and administrative expenses as a percentage of sales.

Amortization

Amortization decreased to $80.8 million in 2001 from $118.7 million in 2000, due mainly to the write off of Art.com goodwill (previously amortized over three years) in the fourth quarter of 2000, offset in part by the inclusion of $6.7 million of catalog amortization in 2001, as described above under selling, general and administrative expenses. The balance of the deferred catalogs of $8.3 million will be amortized in 2002.

In accordance with SFAS 142, the company will no longer amortize goodwill beginning January 1, 2002, but will continue to amortize identifiable intangible assets. In addition, certain identifiable intangible assets will be reclassified as goodwill under this new pronouncement and will no longer be amortized. Management expects that the amortization of intangible assets will be approximately $6 million for 2002, based on unamortized balances at December 31, 2001. Any additional acquisitions involving intangibles could materially increase this amount.

Depreciation

Depreciation expense increased to $59.5 million in 2001 from $49.5 million in 2000. The increase was primarily related to business acquisitions during 2000, the continued development of technology assets related to our Web-based sales strategy and implementation of new sales order processing, customer database management, finance and accounting systems in 2001. In addition, the figure for 2001 includes an adjustment of approximately $2.5 million relating to the shortening of the depreciable lives of legacy software systems upon conversion to new finance and accounting systems in the fourth quarter. Management expects depreciation expense in 2002 to exceed that of 2001 as a result of increased technology investments.

Income Taxes

The company recorded an income tax benefit of $3.4 million in 2001 as compared to income tax expense of $5.6 million in 2000. Excluding the effect of items that are not tax deductible, including amortization of goodwill and certain reserves and valuation allowances, the company’s effective tax rates were 38.8% and 39.2% in 2001 and 2000, respectively. Fluctuations in the effective tax rate were due to variations in the profit mix and tax rates in the countries in which we operated, the effect of debt conversion costs and loss on impairment of long-lived assets that were not fully tax deductible, and the establishment of a valuation allowance in 2001.

As of December 31, 2001, the company had net deferred tax assets of $65.1 million, net of a valuation allowance of $12.8 million. Although realization is not assured, management believes, based on its current estimates of future taxable income and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized.

2000 Results of Operations Compared to 1999 Results of Operations

Below are selected financial highlights of the company’s results of operations for the years shown:

	Years Ended December 31,

	2000	% of Sales	1999	% of Sales

	(In thousands, except percentages
	and per share amounts)
Sales	$484,846	100.0%	$247,840	100.0%
Gross profit	344,181	71.0	180,576	72.9
Selling, general and administrative expenses	(249,765)	(51.5)	(145,578)	(58.7)
Amortization	(118,663)	(24.5)	(64,330)	(26.0)
Depreciation	(49,476)	(10.2)	(25,670)	(10.4)
Income tax (expense) benefit	(5,567)	(1.1)	1,660	0.7
Net loss	(169,334)	(34.9)	(67,833)	(27.4)
Net loss per share	(3.40)	—	(1.94)	—

EBITDA	94,416	19.5	34,998	14.1

Net loss and net loss per share

The company recognized a net loss of $169.3 million or $3.40 per share for the year ended December 31, 2000, as compared to a net loss of and $67.8 million or $1.94 per share in 1999. Excluding the effects of extraordinary items discussed above, the company recognized net losses of $169.7 million or $3.41 per share for 2000. There were no extraordinary items recorded in 1999.

Sales

Consolidated sales of $484.8 million for 2000 grew $237.0 million or 96% over sales of $247.8 million in 1999. This growth was experienced mainly in sales to customers in North America and Europe, which increased $149.7 million or 108% and $79.0 million or 84%, respectively.

Sales growth in 2000 was realized across all collections, particularly VCG, Stone, TIB Stills and Film, which grew $57.8 million, $42.8 million, $34.8 million and $26.9 million, respectively. Sales in VCG, TIB Stills and Film increased mainly due to significantly lower or no sales in the prior year due to acquisition of these companies late in 1999 or in 2000. Stone, a worldwide provider of contemporary stock photography, experienced growth due mainly to increased customer usage of e-commerce as a means of selecting and taking delivery of images. The increase in Stone revenues was primarily volume based but does reflect the effects of price increases.

Gross Profit and Gross Margin

The company’s gross profit and gross margin were $344.2 million and 71.0%, respectively, for 2000, as compared to gross profit and gross margin of $180.6 million and 72.9%, respectively, for 1999. The decrease in gross margin in 2000 was due to lower gross margins at VCG, acquired in March of 2000, and at Art.com. These decreases were partially offset by increases resulting from a continuing sales mix shift to digitally delivered sales and a higher sales mix of company owned imagery.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $249.8 million or 51.5% of sales in 2000, as compared to $145.6 million or 58.7% of sales in 1999. The majority of the dollar increase was due to the inclusion of TIB-U.K., VCG and TIB in the consolidated results of operations from the dates of acquisition. Additional contributing factors included advertising and marketing expenses associated with new websites, increased investment in management and new sales offices, and costs associated with the development of new technology products and new business systems, particularly those related to e-commerce, that were not capitalized. Selling, general and administrative expenses declined as a percentage of sales over the same period due to operational efficiencies gained through our restructuring and integration efforts. During 2000, we closed 15 offices and eliminated over 400 positions.

EBITDA

EBITDA for 2000 was $94.4 million or 19.5% of sales, an increase of 170% over EBITDA of $35.0 million or 14.1% of sales for 1999. Our continued drive to integrate our businesses resulted in a significant increase in the EBITDA margin in 2000, as selling, general and administrative expenses declined as a percentage of sales.

Amortization

Amortization increased to $118.7 million in 2000 from $64.3 million in 1999 due to the inclusion of intangible assets arising from additional acquisitions.

Depreciation

Depreciation expense increased to $49.5 million in 2000 from $25.7 million in 1999. The increase was primarily related to business acquisitions during 2000 and 1999, together with increased capital expenditures related to the continued development of technology assets related to our Web-based sales strategy and an increase in our capitalized costs of image digitization.

Income Taxes

The company recorded income tax expense of $5.6 million in 2000 as compared to a benefit of $1.7 million in 1999. Excluding the effect of amortization of goodwill, debt conversion expense and the loss on impairment of long-lived assets, which are largely non-tax deductible, the company’s effective tax rates were 39.2% and 39.4% in 2000 and 1999, respectively. Fluctuations in the effective tax rate were due to variations in the profit mix and tax rates in the countries in which we operated, as well as the effect of debt conversion costs and loss on impairment of long-lived assets that were not fully tax deductible.

FINANCIAL CONDITION

At December 31, 2001, the company held $46.2 million in cash and cash equivalents and had credit facilities under a $100.0 million bank line of credit, of which $80.0 million was unused.

Working Capital

At December 31, 2001, the company’s working capital was $13.3 million, a decrease of $45.9 million from working capital of $59.2 million at the end of 2000. Current assets decreased $51.2 million during 2001, with declines in every category except deferred taxes. Current liabilities decreased $5.3 million during 2001, with the current portion of long-term debt increasing and accounts payable and income taxes payable decreasing.

Cash and cash equivalents decreased $19.7 million during 2001. Significant uses of cash included $72.7 million in capital expenditures, $14.8 million in interest payments, $8.8 million in tax payments and approximately $8 million in employee severance payments. Significant cash inflows included $7.1 million in proceeds from the issuance of common stock, as well as $45.3 million of cash provided by operating activities, net of interest, tax and severance payments above.

Liquidity and Capital Resources

The table below illustrates payments for the following five years under the company’s significant contractual obligations as of December 31, 2001. The table assumes that all debt is repaid upon maturity and that interest on variable rate debt will be charged at 4% in 2002.

Contractual Obligations	2002	2003	2004	2005	2006

	(In thousands)
Debt — principal payments	$20,000	$12,653	$—	$—	$—
Debt — interest payments	13,768	12,750	12,500	12,500	12,500
Operating lease payments	22,353	20,771	20,075	20,050	20,311
Sublease receipts	(6,314)	(5,628)	(5,215)	(5,103)	(5,103)

The company’s short-term debt at December 31, 2001, consisted mainly of $20.0 million in borrowings under a $100.0 million senior credit facility with HSBC Investment Bank plc (HSBC). Interest is charged at a variable rate equal to LIBOR, plus associated costs and a margin ranging from 1.00% to 1.75% per year. The weighted average interest rate on this facility in 2001 was 5.74%. The proceeds of the senior credit facility are available for general corporate purposes, including acquisitions and working capital requirements. An annual commitment fee of .675% is charged on the unused portion of the facility. As this facility expires in October 2002, the company is negotiating a replacement facility to be in place prior to expiration of the current facility. There is no guarantee that the company will be able to negotiate a facility on favorable terms, or at all.

Getty Images unconditionally guarantees all of the obligations under the senior credit facility, and the obligations of its subsidiaries that are parties to the credit agreement. These obligations are collateralized by pledges of shares of some of its subsidiaries, a lien on all of the company’s assets and the assets of the company’s subsidiaries that are parties to the credit agreement, and a pledge of trademarks from two of the company’s subsidiaries. The credit agreement also requires compliance with debt covenants, some of which were amended during 2001, including prohibition of the payment of dividends, prohibition of the repayment of outstanding subordinated notes prior to maturity, maintenance of minimum ratios of EBITDA (as defined in the agreement) to interest payable and EBITDA to total borrowings, as well as the trigger of immediate repayment if the company fails to make payment obligations, breaches the agreement or experiences a change in the ownership of Getty Images or its subsidiaries. Management believes that the company is in compliance with such covenants for the years ended December 31, 2001 and 2000.

The $12.7 million of 4.75% convertible subordinated notes due in May 2003 are convertible by the holder into common stock at $28.51 per share, subject to adjustments in certain circumstances, at any time on or before June 1, 2003, and are subordinated to senior indebtedness of the company and to all debt and liabilities, including trade payables and lease obligations, if any, of the company’s subsidiaries. The company may redeem the notes, in whole or in part, at 101.90% until May 31, 2002 or at 100.95% beginning on June 1, 2002, however, the current senior credit facility with HSBC prohibits the repayment of outstanding subordinated notes prior to maturity. Interest on the notes is payable June 1 and December 1 of each year.

On March 13, 2000, the company issued $250.0 million of 5% convertible subordinated notes due March 15, 2007. These notes are convertible by the holder into common stock at $61.08 per share, subject to adjustments in certain circumstances, at any time on or before March 15, 2007, and are subordinated to senior indebtedness of the company and to all debt and liabilities, including trade payables and lease obligations, if any, of the company’s subsidiaries. The 5% notes rank equal in right of payment to the $12.7 million of 4.75% notes. The company may redeem the 5% notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006, however, the current senior credit facility with HSBC prohibits the repayment of outstanding subordinated notes prior to maturity. Interest on the notes is payable on March 15 and September 15 of each year.

Existing cash balances, cash flows provided by operating activities and borrowing capacity are expected to be sufficient to fund operations, long-term debt requirements, capital expenditures and lease commitments for at least the following 12 months. These sources of liquidity, however, could be impacted by any of the risk factors discussed in Item 1, Section I of this document.

Recent Accounting Pronouncements

Effective July 1, 2001, the company adopted SFAS 141, “Business Combinations.” This statement requires the use of the purchase method of accounting for all new business combinations, requires that intangible assets be recorded separate from goodwill only if they are contractual or legal rights or if they are separable, and requires additional disclosures. The adoption of this statement does not materially affect the company’s reported results of operations, financial position or cash flows. The statement does, however, more narrowly define identifiable intangible assets, thus limiting the allocation of purchase price on future acquisitions to such intangibles, expanding the allocation of purchase price to goodwill and causing the reclassification of certain assets from identifiable intangibles to goodwill. This will have the effect of decreasing amortization expense associated with any future acquisitions.

Effective January 1, 2002, the company will adopt SFAS 142, “Goodwill and Other Intangible Assets.” This pronouncement will change the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Initial impairment tests are required to be completed by the end of the first quarter of 2002 for intangible assets and by the end of 2002 for goodwill. Any loss resulting from these initial impairment tests will be recognized as the effect of a change in accounting principle. Annual impairment tests are required every year thereafter, with any impairment recognized as a loss on impairment of assets, included in the calculation of operating income. Management has not yet completed an evaluation of the complete effect this standard will have on the company’s consolidated financial statements. However, based on unamortized balances of identifiable intangibles at December 31, 2001, amortization related to intangible assets will be approximately $68 million lower in 2002 than in 2001, due to the cessation of goodwill amortization. Any additional acquisitions involving intangibles could materially increase this amount. In addition, the company could incur significant charges as a result of the impairment tests.

Effective January 1, 2002, the company will adopt SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement requires one model for accounting for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more transactions. This accounting pronouncement does not immediately impact the company, however, it could cause any future long-lived asset disposals to be accounted for or presented in a different manner than in the past.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to a variety of market risks, primarily related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our debt instruments, the majority of which are fixed rate borrowings. The book values, before unamortized debt issuance costs, and respective fair values of material long-term debt obligations are shown in the table below:

					Fair Value
	Maturities				December 31,

Debt	2002	2003	2007	Total	2001	2000

	(In thousands, except percentages)
Fixed rate	$—	$12,653	$250,000	$262,653	$219,947	$208,104
Average interest rate	—	4.75%	5.00%	4.99%	4.99%	4.99%
Variable rate	$20,000	—	—	$20,000	$19,865	$19,003
Average interest rate	5.74%	—	—	5.74%	5.74%	7.40%

The $250.0 million of 5% convertible subordinated notes are convertible by the holders into common stock at $61.08 per share, subject to adjustments in certain circumstances, and are subordinated to senior indebtedness of the company and to all debt and liabilities, including trade payables and lease obligations, if any, of the company’s subsidiaries. The 5% notes rank equal in right of payment to the $12.7 million of 4.75% notes. The company may redeem the notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006, however, the current senior credit facility with HSBC prohibits the repayment of outstanding subordinated notes prior to maturity. Interest on the notes is payable on March 15 and September 15 of each year.

The $12.7 million of 4.75% convertible subordinated notes are convertible by the holder into Getty Images common stock at $28.51 per share, subject to adjustments in certain circumstances, and are subordinated to senior indebtedness of the company and to all debt and liabilities, including trade payables and lease obligations, if any, of the company’s subsidiaries. The company may redeem the notes, in whole or in part, at 101.90% until May 31, 2002 or at 100.95% beginning on June 1, 2002, however, the current senior credit facility with HSBC prohibits the repayment of outstanding subordinated notes prior to maturity. Interest on the notes is payable June 1 and December 1 of each year.

The $20.0 million variable rate debt represents utilized credit facilities under a $100.0 million senior credit facility with HSBC Investment Bank plc under an agreement that expires in October 2002. The $20.0 million balance matures every one to three months and is rolled over into a new borrowing. Interest is charged at a variable rate equal to LIBOR, plus associated costs and a margin ranging from 1.00% to 1.75% per year and is due each time a borrowing matures. The weighted average interest rate on this facility in 2001 was 5.74%. Issue costs of $1.4 million incurred in obtaining the facility have been offset against the balance due and are being amortized over the term of the facility. A commitment fee of .675% annually is charged on the unused portion of the facility and is paid quarterly.

Foreign Currency Risk

Foreign currency translation

We conduct our business primarily in the U.S. and Europe, with cash flows primarily denominated in U.S. dollars, Euros and British pounds. For non-U.S. subsidiaries, the local currency is considered the functional currency. For reporting purposes, assets and liabilities are translated upon consolidation into U.S. dollars at the rate of exchange in effect at the balance sheet date. Gains and losses resulting from the translation of net assets are included as translation adjustments in accumulated other comprehensive loss on the Consolidated Balance Sheets. For reporting purposes, revenues and expenses are translated into U.S. dollars at weighted average monthly exchange rates. If revenues had been translated into U.S. dollars at weighted average monthly exchange rates in effect for the prior year, sales for 2001 would have been $467.5 million rather than $451.0 million.

Foreign currency conversion

We are exposed to foreign exchange risk related to foreign currency denominated transactions. All transactions recorded in a non-functional currency are converted into the functional currency of the respective company and then into the reporting currency, U.S. dollars, at the current month’s income statement rate, calculated as the weighted average daily exchange rate for the prior month. Thus the U.S. dollar reported transaction values fluctuate as the weighted average monthly exchange rates change.

Foreign currency revaluation

We are exposed to foreign exchange risk related to foreign currency denominated assets and liabilities. Foreign exchange gains and losses that arise from the revaluation of foreign-currency denominated balances, other than long-term intercompany balances, are included in the results of operations for the period in which the exchange rate changes. Foreign exchange gains and losses that arise from the revaluation of intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future, are reported and accumulated in other comprehensive loss in the Consolidated Balance Sheet in the same manner as translation adjustments. Unrealized net foreign exchange losses of $8.0 million and $14.4 million for the years ended December 31, 2001 and 2000, respectively, and gains of $2.7 million for the year ended December 31, 1999, arose from the revaluation of such balances.

Risk mitigation

The company utilizes derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. The company’s forward exchange contracts generally range from one to three months in original maturity and generally do not cross over quarter ends.

The company does not hold or issue derivative financial instruments for trading purposes. As stated above, the company utilizes derivative financial instruments to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. In general, the company’s derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the company to credit-related losses in the event of non-performance. However, the company has entered into these instruments with creditworthy financial institutions and considers the risk of non-performance to be remote.

Gains and losses on foreign exchange contracts that are identified as and are effective as hedges of existing assets and liabilities are recognized in exchange gains and (losses) on the Consolidated Statements of Operations for the period in which the exchange rate changes. If an underlying hedged transaction were terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in operations in the same period. There were no outstanding foreign exchange contracts or related deferred gains or losses as of December 31, 2001.

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

(C) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement, dated as of March 21, 2000, among Getty Images, Inc. Getty Communications Limited, Visual Communications Group B.V., United Business Information B.V., and United News & Media plc(8)
2.2	Stock Purchase Agreement, dated as of March 21, 2000, among Getty Images, Inc. Tony Stone Associates GmbH, United Business Information B.V., Ludgate Holdings GmbH, and United News & Media plc(11)
3.1*	Restated Certificate of Incorporation of Getty Images, Inc.
3.2	Bylaws of Getty Images, Inc.(1)
4.1	Indenture relating to the 4.75% Convertible Subordinated Notes due 2003, dated as of May 27, 1998, between Getty Images, Inc. and The Bank of New York, as Trustee(4)
4.2	Indenture relating to Getty Images, Inc.’s 5.00% Subordinated Convertible Notes due 2007, dated March 13, 2000, between Getty Images, Inc. and The Bank of New York(8)
4.3	Certificate of Designations of Series A Special Voting Preferred Stock(10)
4.4	Certificate of Designations of Series B Special Voting Preferred Stock(10)
10.1	Employment Agreement between Getty Communications plc and Mark Getty dated February 9, 1998(5)
10.2*	Employment Agreement between Getty Images, Inc. and Jonathan Klein, effective October 1, 2001
10.3*	Separation Agreement between Getty Images, Inc. and Sally von Bargen, dated November 9, 2001
10.4*	Stock Option Agreement between Getty Images, Inc. and Sally von Bargen, dated November 6, 2001
10.5	Separation Agreement between Getty Images, Inc. and John Hallberg, dated April 10, 2001(13)
10.6	Employment Agreement between Getty Images, Inc. and William O’Neill, dated April 3, 2000(8)
10.7	Employment Agreement between Getty Images, Inc. and Elizabeth J. Huebner, dated September 18, 2000(9)
10.8	Employment Agreement between Getty Images, Inc. and A.D. “Bud” Albers, dated October 11, 1999(7)
10.9	Amendment to Employment Agreement between Getty Images, Inc. and A.D. “Bud” Albers, dated May 25, 2000(12)
10.10	Credit Agreement, dated October 25, 1999, among Getty Images, Inc. and HSBC Investment Bank plc(7)
10.11	Amendment, dated December 3, 1999, to the Credit Agreement among Getty Images, Inc. and HSBC Investment Bank plc, dated October 25, 1999(7)
10.12	Debenture, dated October 25, 1999, among the Chargors named therein and HSBC Investment Bank plc(7)

Exhibit
Number	Description of Exhibit

10.13	Pledge Agreement, dated October 29, 1999 among Getty Images, Inc., Getty Communications Limited, Getty Images Limited, Tony Stone Images/ America, Inc., EyeWire Partners Company and HSBC Investment Bank plc(7)
10.14	Supplement to Pledge Agreement, dated December 17, 1999, by Getty Images, Inc. in favor of HSBC Investment Bank plc(7)
10.15*	Amendment Letter, dated November 16, 2001, to the Credit Agreement, dated October 25, 1999, among Getty Images, Inc. and HSBC Investment Bank plc
10.16	Stockholders’ Transaction Agreement, dated as of September 15, 1997, among Getty Images, Inc., certain shareholders of PhotoDisc, Inc. and Mark Torrance, as representative of the shareholders(1)
10.17	Restated Option Agreement among Getty Images, Inc., Getty Communications plc and Getty Investments L.L.C. dated February 9, 1998(1)
10.18	Stockholders’ Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc. dated February 9, 1998(1)
10.19	Registration Rights Agreement among Getty Images, Inc., PDI, L.L.C. and Mark Torrance(1)
10.20	Registration Rights Agreement among Getty Images, Inc. and Getty Investments L.L.C.(1)
10.21	Restated Shareholders’ Agreement among Getty Images, Inc., Getty Investments L.L.C. and the Investors named therein dated February 9, 1998(1)
10.22	Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Simon Thornley, Brian Wolske, Lawrence Gould, Jonathan Klein and Mark Getty and Form of Amendment among Getty Images, Inc., Getty Communications plc, Lawrence Gould, Jonathan Klein and Mark Getty(1)
10.23	Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Crediton Limited and October 1993 Trust and Form of Amendment among Getty Images, Inc., Getty Communications plc, Crediton Limited and October 1993 Trust(1)
10.24	Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Hambro European Ventures Limited, Hambro Group Investments Limited, RIT Capital Partners plc and Tony Stone and Form of Amendment among Getty Images, Inc., Getty Communications plc and The Schwartzberg Family L.P.(1)
10.25	Registration Rights Agreement dated July 25, 1997 between Getty Communications plc and the Schwartzberg Family L.P. and Form of Amendment among Getty Images, Inc., Getty Communications plc and the Schwartzberg Family L.P.(1)
10.26	Form of Registration Rights Agreement between Getty Images, Inc. and each of the individual stockholders of Art.com(2)
10.27	Registration Rights Agreement, dated as of March 13, 2000, among Getty Images, Inc., Morgan Stanley & Co., Inc., Deutsche Bank Securities, Inc., SG Cowen Securities Corp. and Hambrecht & Quist, LLC(8)
10.28	Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated January 1998(1)
10.29	Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated November 22, 1999(7)
10.30	Form of Indemnity among Getty Images, Inc., Getty Communications plc and each of Mark Getty, Mark Torrance, Jonathan Klein, Lawrence Gould, Andrew Garb, Manny Fernandez, Christopher Sporborg, Anthony Stone and James Bailey(1)
10.31	Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited(6)
10.32	Lease dated March 11, 1993 between Bantry Investments Limited and Tony Stone Associates Limited(6)
10.33	Counterpart Lease dated March 11, 1993 between Bantry Investments Limited and Tony Stone Associates Limited(6)
10.34	Lease dated October 23, 1990 between Bantry Investments Limited and Tony Stone Associates Limited(6)

Exhibit
Number	Description of Exhibit

10.35	Lease dated February 14, 1997 between Martin Selig and PhotoDisc, Inc.(6)
10.36	Lease dated July 27, 1999 between Bedford Property Investors, Inc. and Getty Images, Inc.(7)
10.37	Lease dated November 30, 1999 between the Quadrant Corporation and Getty Images, Inc.(7)
10.38	Sublease dated August 1998 between SVG Distribution, Inc. and PhotoDisc, Inc.(12)
10.39	Lease dated March 31, 2000 between Tri-Energy Productions, Inc. and CST Water Garden II, LLC(8)
10.40	Lease dated April 1, 2000 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York(8)
10.41	Lease dated December 13, 1993 between Visual Communications Limited and Carroll Development Corporation Limited(8)
10.42	Lease between Visual Communications Limited and Innovation Land & Estates Limited(8)
10.43*	Sublease dated November 5, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc.
10.44*	Amendment to Sublease dated November 20, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc.
10.45*	First Amendment of Lease dated October 31, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York
10.46*	Second Amendment of Lease dated November 20, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York
10.47*	Getty Images, Inc. 1998 Stock Incentive Plan
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Seattle, Washington
23.2*	Consent of PricewaterhouseCoopers, London, England

*	Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant, as amended, filed January 7, 1998.

(2)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	Incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 333-46325 of the Registrant, filed February 13, 1998.

(4)	Incorporated by reference from the Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(5)	Incorporated by reference from the Exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/ A for the fiscal year ended December 31, 1997.

(6)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(8)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2000.

(9)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2000.

(10)	Incorporated by reference from the Exhibits to the Registrant’s Form 8-K, dated February 27, 2000.

(11)	Incorporated by reference from the Exhibits to the Registrant’s Form 8-K/ A, dated March 21, 2000.

(12)	Incorporated by reference from the Exhibits to the Registrant’s Form 10-K, for the period ended December 31, 2000.

(13)	Incorporated by reference from the Exhibits to the Registrant’s Form 10-Q, for the period ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETTY IMAGES, INC.

By	/s/ ELIZABETH J. HUEBNER _______________________________________ Elizabeth J. Huebner

Senior Vice President and Chief Financial Officer

March 29, 2002

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002, by the following persons on behalf of the Registrant and in the capacities indicated below:

Signature	Title (Capacity)

/s/ MARK H. GETTY Mark H. Getty	Executive Chairman and Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Chief Executive Officer and Director (Principal Executive Officer)

N /s/ MARK TORRANCE Mark Torrance	on-Executive Vice Chairman and Director

Senior /s/ ELIZABETH J. HUEBNER Elizabeth J. Huebner	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ANDREW S. GARB Andrew S. Garb	Director

/s/ JAMES N. BAILEY James N. Bailey	Director

/s/ CHRISTOPHER H. SPORBORG Christopher H. Sporborg	Director

GETTY IMAGES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Getty Images, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Getty Images, Inc. and subsidiaries (the “company”) at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

February 1, 2002

To the Board of Directors and Shareholders of Getty Images, Inc.

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Getty Images, Inc. and subsidiaries (the “company”) for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS

Chartered Accountants

London, England

March 30, 2000

GETTY IMAGES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Sales	$450,985	$484,846	$247,840
Cost of sales	122,390	140,665	67,264

Gross profit	328,595	344,181	180,576

Selling, general and administrative expenses	234,816	249,765	145,578
Amortization	80,775	118,663	64,330
Depreciation	59,507	49,476	25,670
Integration costs and loss on impairment of assets	14,713	72,043	4,883
Loss on abandoned and subleased property	11,590	—	—
Restructuring costs	4,776	(1,090)	5,442

Operating expenses	406,177	488,857	245,903

Loss from operations	(77,582)	(144,676)	(65,327)
Interest expense	(17,231)	(15,828)	(5,464)
Interest income	2,026	4,163	879
Exchange (losses) gains, net	(1,545)	(1,083)	135
Other (expense) income, net	(106)	(38)	284
Loss on impairment of investments	(4,224)	—	—
Debt conversion expense	—	(6,689)	—

Loss before income taxes and extraordinary item	(98,662)	(164,151)	(69,493)
Income tax benefit (expense)	3,350	(5,567)	1,660

Loss before extraordinary item	(95,312)	(169,718)	(67,833)
Extraordinary item, net of tax	—	384	—

Net loss	$(95,312)	$(169,334)	$(67,833)

Basic and diluted loss per share before extraordinary item	$(1.84)	$(3.41)	$(1.94)
Extraordinary item	—	0.01	—

Basic and diluted loss per share	$(1.84)	$(3.40)	$(1.94)

Shares used in computing basic and diluted loss per share	51,723	49,708	35,049

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GETTY IMAGES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands,
	except par value)
ASSETS
Current assets
Cash and cash equivalents	$46,173	$65,894
Accounts receivable, net	71,162	84,771
Inventories, net	3,404	7,616
Prepaid expenses	7,199	7,277
Deferred catalog costs	8,253	17,998
Deferred income taxes, net	9,430	6,082
Other current assets	5,020	12,248

Total current assets	150,641	201,886
Property and equipment, net	147,653	140,793
Intangible assets, net	636,459	707,408
Investments	516	4,751
Deferred income taxes, net	55,638	43,659
Other non-current assets	2,174	2,139

Total assets	$993,081	$1,100,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,913	$74,216
Accrued expenses	52,011	51,424
Income taxes payable	14,498	16,283
Current portion of long-term debt	19,944	739

Total current liabilities	137,366	142,662
Long-term debt	256,215	274,427

Total liabilities	393,581	417,089

Commitments and contingencies (Note 12)	—	—
Stockholders’ equity
Preferred stock, no par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 per share par value, 75,000 shares authorized: 51,924 issued at December 31, 2001 and 50,806 issued at December 31, 2000	519	508
Exchangeable preferred stock, no par value, 5,000 shares authorized: 85 issued at December 31, 2001 and 534 issued at December 31, 2000	1	5
Additional paid-in capital	969,134	957,108
Accumulated deficit	(360,738)	(265,426)
Accumulated other comprehensive loss	(9,416)	(8,648)

Total stockholders’ equity	599,500	683,547

Total liabilities and stockholders’ equity	$993,081	$1,100,636

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GETTY IMAGES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	No. of	No. of
	Shares of	Shares of
	Common	Exchangeable
	Stock	Preferred					Accumulated
	$0.01	Stock		Exchangeable	Additional	Retained	Other
	Par	Without	Common	Preferred	Paid-In	Earnings/	Comprehensive
	Value	Par Value	Stock	Stock	Capital	(Deficit)	Loss	Total

	(In thousands)
Balance at December 31, 1998	30,575	—	$306	$—	$368,267	$(28,259)	$3,613	$343,927
Components of comprehensive loss:
Net loss	—	—	—	—	—	(67,833)	—	(67,833)
Translation adjustments	—	—	—	—	—	—	(3,617)	(3,617)

Total comprehensive loss								(71,450)

Issue of shares to sellers of Art.com	4,252	—	42	—	121,572	—	—	121,614
Issue of shares of exchangeable preferred stock	—	1,561	—	16	32,418	—	—	32,434
Exchange of shares	108	(108)	1	(1)	—	—	—	—
Issue of shares for other acquisitions	576	—	6	—	11,594	—	—	11,600
Getty Investments subscription	1,579	—	16	—	31,984	—	—	32,000
Secondary offering	6,900	—	69	—	259,673	—	—	259,742
Stock options exercised	1,276	—	12	—	9,997	—	—	10,009
Tax benefit from employee stock option exercises	—	—	—	—	4,475	—	—	4,475
Accelerated stock options	—	—	—	—	1,340	—	—	1,340

Balance at December 31, 1999	45,266	1,453	452	15	841,320	(96,092)	(4)	745,691
Components of comprehensive loss:
Net loss	—	—	—	—	—	(169,334)	—	(169,334)
Translation adjustments	—	—	—	—	—	—	(8,644)	(8,644)

Total comprehensive loss								(177,978)

Exchange of shares	1,068	(1,068)	11	(11)	—	—	—	—
Issue of shares for acquisitions	455	149	5	1	22,096	—	—	22,102
Issue of shares on conversion of debt	2,188	—	22	—	60,400	—	—	60,422
Stock options exercised	1,829	—	18	—	19,790	—	—	19,808
Tax benefit from employee stock option exercises	—	—	—	—	13,502	—	—	13,502

Balance at December 31, 2000	50,806	534	508	5	957,108	(265,426)	(8,648)	683,547
Components of comprehensive loss:
Net loss	—	—	—	—	—	(95,312)	—	(95,312)
Translation adjustments	—	—	—	—	—	—	(768)	(768)

Total comprehensive loss								(96,080)

Exchange of shares	449	(449)	4	(4)	—	—	—	—
Issue of shares for acquisition of assets and business	159	—	2	—	3,457	—	—	3,459
Stock options exercised	510	—	5	—	7,100	—	—	7,105
Tax benefit from employee stock option exercises	—	—	—	—	1,188	—	—	1,188
Accelerated stock options	—	—	—	—	281	—	—	281

Balance at December 31, 2001	51,924	85	$519	$1	$969,134	$(360,738)	$(9,416)	$599,500

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GETTY IMAGES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(95,312)	$(169,334)	$(67,833)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	140,282	168,139	90,000
Deferred income taxes	(15,308)	(27,734)	(15,865)
Impairment of assets	6,465	53,406	—
Bad debt expense	4,510	5,992	729
Loss on impairment of investments	4,224	—	—
Amortization of debt issuance costs	1,972	1,609	—
Tax benefit from employee stock option plan	1,188	13,502	4,475
Gain on early extinguishment of debt	—	(635)	—
Loss on debt conversion	—	6,689	—
Other items	215	52	1,056
Change in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	7,948	(7,274)	(13,895)
Inventories	3,038	(4,775)	(459)
Accounts payable and accrued expenses	(19,895)	(15,507)	12,300
Income taxes	(1,552)	12,584	2,305
Other	7,485	968	(7,442)

Net cash provided by operating activities	45,260	37,682	5,371

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(737)	(232,897)	(193,956)
Purchase of investments and intangible assets	(1,199)	(2,681)	(1,688)
Purchase of property and equipment	(72,748)	(78,634)	(51,580)
Proceeds from sale of property and equipment	2,886	523	12
Security deposits	—	(2,138)	—

Net cash used in investing activities	(71,798)	(315,827)	(247,212)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	250,000	30,000
Debt issue costs	—	(9,066)	(1,061)
Payments on debt conversion	—	(6,689)	—
Payments on principal balance of debt	(972)	(12,757)	(452)
Proceeds from issuance of common stock	7,105	19,961	309,790
Share issue costs	—	(797)	(8,210)

Net cash provided by financing activities	6,133	240,652	330,067

Exchange rate differences arising from translation of foreign currency balances	684	(1,969)	980

Net (decrease)/increase in cash and cash equivalents	(19,721)	(39,462)	89,206
Cash and cash equivalents:
beginning of year	65,894	105,356	16,150

end of year	$46,173	$65,894	$105,356

Supplemental disclosures
Interest paid	$14,769	$10,808	$5,167
Income taxes paid	8,812	5,407	7,780
Non-cash investing and financing activities
Businesses acquired with the issuance of stock	$1,492	$16,946	$165,648
Subordinated notes converted to common stock	—	62,347	—
Assets acquired with the issuance of stock	1,965	5,155	—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Description of the Business

Getty Images, Inc. and subsidiaries (Getty Images, the company, we), headquartered in Seattle, Washington, is a leading provider of imagery and related products and services to businesses worldwide, distributing products digitally via the Internet and on CD-ROMs, as well as in film transparency form to customers in more than 55 countries. The company pioneered the solution to aggregate and distribute visual content and, since 1995, has brought many of the visual content industry’s leading collections under one centralized corporate structure.

The company provides high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms, corporations and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers. The company offers its products through websites, CD-ROMs, catalogs and an international distribution network of company-operated offices, agents and distributors.

 2. Summary of Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments include: determining the appropriate level of deferred tax asset valuation allowances; the classification of intercompany balances as long-term investments in nature; the appropriateness of the useful lives of long-lived and intangible assets, the allowance for doubtful accounts, and accruals for abandoned and subleased property and integration and restructuring activities. These judgments are difficult as matters that are inherently uncertain directly impact the accounting for these items. Actual results may vary from management’s estimates and assumptions.

Principles of Consolidation

The consolidated financial statements include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported net losses.

Foreign Currency Translation and Accumulated Other Comprehensive Loss

For non-U.S. subsidiaries, the local currency is considered the functional currency. For reporting purposes, assets and liabilities are translated upon consolidation into U.S. dollars at the rate of exchange in effect at the balance sheet date. Gains and losses resulting from the translation of net assets are included as translation adjustments in accumulated other comprehensive loss on the Consolidated Balance Sheets. For reporting purposes, revenues and expenses are translated into U.S. dollars at weighted average monthly exchange rates.

Unrealized net foreign exchange losses of $8.0 million and $14.4 million and gains of $2.7 million for the years ended December 31, 2001, 2000, and 1999, respectively, arose from the revaluation of intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future. These unrealized foreign exchange gains and losses are reported and accumulated in other comprehensive loss in the Consolidated Balance Sheet in the same manner as translation adjustments.

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Exchange Gains and Losses and Derivatives

Foreign exchange transaction gains and losses, including those that arise from the revaluation of foreign-currency denominated balances, other than long-term intercompany balances, are included in the results of operations for the period in which the exchange rate changes. The company utilizes derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. The company’s forward exchange contracts generally range from one to three months in original maturity and generally do not cross over quarter ends.

The company does not hold or issue derivative financial instruments for trading purposes. As stated above, the company utilizes derivative financial instruments to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. In general, the company’s derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the company to credit-related losses in the event of non-performance. However, the company has entered into these instruments with creditworthy financial institutions and considers the risk of non-performance to be remote.

Gains and losses on foreign exchange contracts that are identified as, and are effective as, hedges of existing assets and liabilities are recognized in exchange gains and losses on the Consolidated Statements of Operations for the period in which the exchange rate changes. The company had no outstanding foreign exchange contracts or related deferred gains or losses as of December 31, 2001.

Earnings Per Share

Basic earnings per share is calculated based upon the weighted-average number of common shares outstanding during each period, in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” For the periods in which the company incurred a net loss, diluted earnings per share were calculated based on the same number of shares as basic earnings per share. Approximately 12.3 million, 11.0 million and 9.5 million common shares potentially issuable from stock options (described in Note 14) at December 31, 2001, 2000 and 1999, respectively, are excluded from the computation, as are 4.5 million common shares potentially issuable, in all years presented, from convertible subordinated notes (described in Note 11).

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have maturities at the date of acquisition of three months or less.

Accounts Receivable

Accounts receivable represent trade receivables, net of provisions for doubtful accounts of $20.9 million and $19.5 million at December 31, 2001 and 2000, respectively. The provisions recorded during 2001, 2000 and 1999 were $4.5 million, $6.0 million and $0.9 million, respectively. Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products and services are marketed, as well as their dispersion across many geographic areas.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consist mainly of CD-ROMs in 2001 and CD-ROMs and framing and packaging materials (associated with Art.com) in 2000. Inventories are reviewed periodically for obsolescence, and where

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

necessary, are reduced by a provision for obsolescence. Inventories are stated net of provisions for obsolescence of $0.8 million at December 31, 2001 and 2000.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for major renewals and improvements that extend the life of property and equipment are capitalized, while expenditures for repairs and maintenance are charged to expense as incurred. Costs associated with image duplication and digitization are capitalized. Direct costs incurred in the application development stage of the development of internal use software are capitalized and depreciated over the estimated useful economic life of the software.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from two to four years for image duplicates and digitization, two to four years for computer software and hardware, five to 10 years for furniture, fixtures and studio equipment and 40 years for the archival picture collection. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated life of the related asset. Depreciation of internal use software was $7.0 million, $8.3 million and $3.9 million in 2001, 2000 and 1999, respectively.

Property and equipment as of the reported balance sheet dates consisted of the following:

	December 31,

	2001	2000

	(In thousands)
Image duplicates and digitization	$121,515	$114,587
Computer hardware and software purchased	77,819	67,188
Computer software developed for internal use	52,889	42,301
Furniture, fixtures and studio equipment	29,157	24,671
Leasehold improvements	33,711	19,045
Archival picture collection	17,415	17,415
Other property and equipment	9,880	3,174

	342,386	288,381
Less accumulated depreciation	194,733	147,588

Property and equipment, net	$147,653	$140,793

Intangible Assets

Intangible assets comprise goodwill and identifiable intangibles. Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Identifiable intangibles consist mainly of customer lists, covenants not to compete, photographer contracts, trademarks and tradenames. Goodwill arising from business combinations prior to July 1, 2001, has been amortized over its estimated lives, ranging from three to 30 years. Amortization of goodwill for 2001 was $66.8 million. Effective January 1, 2002, the company will adopt SFAS 142, “Goodwill and Other Intangible Assets.” This pronouncement will change the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Identifiable intangibles are amortized on a straight-line basis over their estimated lives, ranging from two to 10 years.

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,

	2001	2000

	(In thousands)
Goodwill	$767,536	$769,475
Identifiable intangibles	102,233	98,255

	869,769	867,730
Less accumulated amortization	233,310	160,322

Intangible assets, net	$636,459	$707,408

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the pre-tax undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its estimated fair value.

Leases

The company is the lessee of property, plant and equipment through both operating and capital lease agreements. Under capital leasing arrangements, the present value of the future minimum lease payments is recorded as property and equipment, while the corresponding lease commitments are recorded as debt. Depreciation of leased assets is charged to the Consolidated Statement of Operations over the shorter of the lease term or the estimated useful lives of equivalent owned assets. Under operating lease arrangements, rentals are charged to selling, general and administrative expenses in the Consolidated Statement of Operations on a straight-line basis over the term of the lease.

Income Taxes

The company files two consolidated federal income tax returns in the U.S. and numerous foreign and state income tax returns. Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified into net current and net non-current amounts, based on the balance sheet classification of the related asset or liability.

Revenue Recognition

The company derives revenue principally from granting rights to use images that are delivered digitally over the Internet, in traditional analog form or on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon the availability of the digital image for downloading by the customer or upon shipment of CD-ROMs and transparencies. Subscription revenue is recognized ratably over the subscription period.

Revenue is recorded at invoiced amounts, including shipping and handling, less any discounts, applicable sales taxes and an allowance for returns.

Advertising and Marketing

Advertising and marketing brochure costs and advertising placement costs are charged to selling, general and administrative expenses upon initial mailing of the brochure and when the advertising first takes place,

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Advertising and marketing costs charged to operations in the years ended December 31, 2001, 2000, and 1999 were $17.9 million, $28.1 million and $22.9 million, respectively.

Catalogs

As part of its marketing efforts, the company produces and distributes catalogs containing images offered through its creative professional, press and editorial collections. The costs of producing these catalogs through September 30, 2001, were deferred and amortized over the period during which revenue was generated by the catalog images.

In the fourth quarter of 2001, the company began the implementation of new financial information systems. These new systems are not capable of directly associating image revenue with specific catalogs. Accordingly, as required by the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7 “Reporting on Advertising Costs,” catalog production costs are expensed as incurred effective October 1, 2001.

The new financial information systems also promote and facilitate customer order entry through a new company-wide digital website. As a result of the shift to greater use of Web-based digital marketing and delivery, as well general economic factors and anticipated catalog usage plans, the company reassessed the expected remaining life of its existing deferred catalog costs. Effective October 1, 2001, the remaining period of catalog amortization was accelerated from a maximum of three years to a maximum of one year.

Amortization of deferred catalog costs of $8.8 million, $10.5 million and $6.7 million, for the nine months ended September 30, 2001 and the years ended December 31, 2000 and 1999, respectively, is included in selling, general and administrative expenses. Direct catalog production cost of $3.9 million for the three months ended December 31, 2001, is also included in selling, general and administrative expenses. Amortization subsequent to October 1, 2001, of $6.7 million is included in amortization expense because the costs of new catalog production are included in selling, general and administrative expenses.

Shipping and Handling

As stated above, shipping and handling billed to customers is included in revenue. Shipping and handling costs associated with purchasing inventory and other items directly associated with a product or service sold to customers are charged to cost of sales.

Recent Accounting Pronouncements

Effective July 1, 2001, the company adopted SFAS 141, “Business Combinations.” This statement requires the use of the purchase method of accounting for all new business combinations, requires that intangible assets be recorded separate from goodwill only if they are contractual or legal rights or if they are separable, and requires additional disclosures. The adoption of this statement does not materially affect the company’s reported results of operations, financial position or cash flows. The statement does, however, more narrowly define identifiable intangible assets, thus limiting the allocation of purchase price on future acquisitions to such intangibles, expanding the allocation of purchase price to goodwill and causing the reclassification of certain assets from identifiable intangibles to goodwill. This will have the effect of decreasing amortization expense associated with any future acquisitions.

Effective January 1, 2002, the company will adopt SFAS 142, “Goodwill and Other Intangible Assets.” This pronouncement will change the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease. Initial impairment tests are required to be completed by the end of the first quarter of 2002 for intangible assets and by the end of 2002 for goodwill. Any loss resulting from these initial impairment tests will be recognized as the effect of a change in accounting principle. Annual impairment tests are required every

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year thereafter, with any impairment recognized as a loss on impairment of assets, included in the calculation of operating income. Management has not yet completed an evaluation of the complete effect this standard will have on the company’s consolidated financial statements. However, based on unamortized balances of identifiable intangibles at December 31, 2001, amortization related to intangible assets will be approximately $68 million lower in 2002 than in 2001 due to the cessation of goodwill amortization. Any additional acquisitions involving intangibles could materially increase this amount. In addition, the company could incur significant charges as a result of the impairment tests.

Effective January 1, 2002, the company will adopt SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement requires one model for accounting for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more transactions. This accounting pronouncement does not immediately impact the company, however, it could cause any future long-lived asset disposals to be accounted for or presented in a different manner than in the past.

 3. Acquisitions

We acquired the agent of The Image Bank (TIB) in Australia and certain assets of the TIB agent in Brazil in 2001, neither of which were material to the financial statements. During 2000 and 1999, the company acquired all of the outstanding stock of various companies in the visual content market. Significant acquisitions included: March 22, 2000, Visual Communications Group Holdings, Ltd., VCG Holdings LLC, Definitive Stock, Inc. and Visual Communications Group Deutschland GmbH (collectively VCG); November 24, 1999, The Image Bank (TIB), a leading provider of visual content to the advertising design, publishing, corporate, broadcast and editorial markets; May 4, 1999, Art.com, a leading provider of framed and unframed art and art-related products on the Internet.

A summary of these significant acquisitions is as follows:

	VCG	TIB	Art.com

	(In thousands, except useful lives)
Cash	$204,700	$183,167	$10,000
Common stock of the company	—	—	115,704
Fair value of vested stock options exchanged	—	—	5,910
Debt assumed and paid	18,700	—	—
Related transaction costs	3,500	10,094	3,412

Total purchase price	226,900	193,261	135,026
Net assets acquired	1,131	1,885	13,104
Identifiable intangibles	25,797	20,074	—

Goodwill	$199,972	$171,302	$121,922

Shares of common stock issued	—	—	4,252
Identifiable intangibles — useful life	5 – 10	5 – 10	—
Goodwill — useful life	10	10	3

Initial estimates of purchase price allocations, including accrued liabilities and asset valuations, were based on preliminary information and were subsequently adjusted to the balances reflected above when the required information necessary to finalize the estimates was obtained. The company completed the final valuations of identifiable intangibles in 2000 and reclassified identifiable intangibles of TIB and VCG from goodwill with no impact on previously reported losses.

Included in the net assets acquired above of VCG and TIB were accrued costs of $5.8 million and $3.2 million, respectively, related to plans to exit activities and to terminate or relocate employees of these acquired companies. These costs were recognized as liabilities as of the consummation date of the purchase combination and included in the allocation of the acquisition cost, in accordance with Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The exit costs had no future economic benefit to the combined company, were incremental to other costs incurred

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by either company prior to the acquisition, and were incurred as a direct result of the plan to exit certain activities of the acquired companies.

These accrued liabilities and subsequent activity and adjustments were as follows:

	VCG	TIB

	(In thousands)
Original accrual and balance at December 31, 1999	$—	$3,202

Fiscal year 2000 activity:
Accruals	5,775	—
Cash paid	(3,142)	(3,545)
Adjustments to accruals	—	1,530

Balance December 31, 2000	2,633	1,187

Fiscal year 2001 activity:
Cash paid	(1,245)	(1,187)

Balance December 31, 2001	$1,388	$—

The remaining balances at the end of 2000 and 2001 consisted principally of minimum lease payments on terminated leases. The $1.4 million balance at December 31, 2001 will be paid out in future periods as the payments come due.

During 2000, the company also made the following acquisitions with cash, common stock, and/or exchangeable preferred stock exchangeable into common stock: i/us Corporation, an Ontario corporation and provider of specialty graphics and publishing tools to website developers, designers and graphics users; Cass & Cass Ltd. (d/b/a TIB-U.K.), the agent of TIB in the United Kingdom; four additional TIB agents in the United States, Canada and Sweden; and a stock photo agency in Australia. The aggregate purchase price, net assets acquired and related goodwill, respectively, were $28.5 million, $0.6 million, and $27.9 million.

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

 4. Loss on Abandoned and Subleased Property

During the fourth quarter of 2001, the company re-evaluated its worldwide facilities requirements and identified excess space in New York, Seattle, San Francisco, Santa Monica, London and Munich. The company recorded a loss of $11.6 million during the fourth quarter to account for minimum rental payments and costs of subleasing the properties over the remaining lives of the leases, net of expected sublease income. Approximately $7.8 million of this charge remains in accrued expenses at December 31, 2001, and will be paid out in future periods through 2007.

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 5. Integration Costs and Loss on Impairment of Assets

In 1999, the company commenced integration of all of the company’s businesses after the acquisition of The Image Bank, Inc. and Art.com. Integration actions included: the termination of employees; the abandonment of facilities and assets; the review of processes and resultant actions to implement processes that would benefit the company going forward; contract re-negotiations and terminations; and determination of what functions and facilities should be combined, for which consulting and other professional assistance was sought.

Subsequent to the VCG acquisition in 2000, management determined that further integration of the company’s operations and facilities was necessary to eliminate duplicate facilities and functions and to take advantage of opportunities for further leveraging cost and technology platforms. Integration actions included: the termination of approximately 250 employees; abandonment of 23 sales facilities and related assets; the review of processes and resultant actions to implement processes that would benefit the company going forward; and determination of what functions and facilities should be combined, for which consulting and other professional assistance was sought.

The costs associated with these significant integration projects were expensed as incurred as follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Employee terminations	$3,025	$6,622	$—
Abandonment of facilities	1,540	3,621	—
Process review	417	3,593	1,436
Consulting and other professional fees	223	2,899	630
Contract re-negotiation and termination	18	1,662	2,494
Other	45	240	323

Total	$5,268	$18,637	$4,883

After a cash flow analysis was performed in the fourth quarter of 2000 for Art.com and a related business that operated as a division of Art.com, the company determined that the long-lived assets related to these businesses were impaired. The company wrote off $53.4 million of Art.com goodwill, reducing the carrying value of the remaining long-lived assets to their estimated fair value.

On May 17, 2001, the company terminated the operations of Art.com and recorded integration costs of approximately $2.1 million, including severance costs and costs to terminate the operations and exit the facilities of Art.com, as well as a loss on the impairment of related assets of $6.5 million.

Also during the second quarter of 2001, the company recorded integration costs of $0.9 million, including severance costs and facilities exit costs, relating primarily to the planned closure of the Calgary office and consolidation of those operations into other offices.

The integration costs associated with the closure of Art.com and the Calgary office were as follows:

	Year Ended December 31, 2001

	Art.com	Calgary	Total

	(In thousands)
Employee terminations	$956	$719	$1,675
Abandonment of facilities	701	174	875
Other	430	—	430

Total	$2,087	$893	$2,980

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 6. Restructuring Costs

During the third quarter of 2001, management announced that in response to further weakening in the U.S. and global markets served by Getty Images, the company would reduce its workforce by approximately 300 people worldwide across multiple functions. The company recorded $4.5 million in restructuring costs for a planned 320 employee terminations once management had committed the company to a formal plan of termination and had communicated to all employees the benefit arrangements they would receive if terminated. The company also incurred $0.3 million in other related restructuring costs.

As of December 31, 2001, 280 employees had been terminated and approximately $4 million in termination costs had been paid. The remaining 40 employees will exit the company by the end of the first quarter of 2002. Management expects a reduction in staff costs of approximately $15 to $20 million per year when all planned employee terminations have been completed.

 7. Debt Conversion

In March 2000, the company induced the voluntary redemption of $62.3 million of the then outstanding $75.0 million in 4.75% convertible subordinated notes, resulting in the issuance of 2,187,034 shares of the company’s common stock. In connection with the redemption, the company paid the note holders a cash premium of approximately $6.7 million. This premium is included in the Consolidated Statement of Operations as debt conversion expense. The carrying value of the converted debt, net of issuance costs of $1.9 million, was credited to common stock and additional paid-in capital.

 8. Loss on Impairment of Investments

During the second quarter of 2001, the company wrote off its minority cost basis investment in two small private companies after analyses showed that they suffered other than temporary declines in fair value. These analyses were based upon review of quantitative and qualitative information provided to management, which indicated that these companies would be unable to return the carrying value of Getty Images’ investments. The total of these two impairment charges was $4.2 million.

 9. Extraordinary Item

In January 2000, a subsidiary of the company retired $3.3 million of debt at a discount prior to maturity. This resulted in an extraordinary gain of $0.4 million, net of income taxes of $0.3 million, or $0.01 per share.

10. Business Segments and Geographic Areas

As a provider of visual content, the company operates in one business segment. Due to the nature of the operations of the company, sales are made to a diverse client base and there is no reliance on a single customer or group of customers. Sales are reported in the geographic area where they originate and are subject to the impact of translation differences and are therefore not a reflection of the relative performance of individual areas. Sales to customers by geographic area, with countries experiencing more than 5% of current year sales shown separately, are summarized below:

	U.S.	U.K.	Canada	Other	Total

	(In thousands)
Years ended December 31,
2001	$202,787	$62,026	$43,508	$142,664	$450,985
2000	233,833	63,464	40,614	146,935	484,846
1999	134,192	37,178	4,123	72,347	247,840

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets by geography, with countries holding more than 5% of current year long-lived assets shown separately, were as follows:

			Other	Deferred
	U.S.	U.K.	International	Taxes	Total

	(In thousands)
At December 31,
2001	$303,522	$428,697	$54,582	$55,639	$842,440
2000	362,513	444,973	47,604	43,659	898,749

11. Short-Term and Long-Term Debt

Short-Term

The company’s short-term debt at December 31, 2001, consisted mainly of borrowings under a $100.0 million senior credit facility with HSBC Investment Bank plc (HSBC). Interest is charged at a variable rate equal to LIBOR, plus associated costs and a margin ranging from 1.00% to 1.75% per year. The weighted average interest rate on this facility in 2001 was 5.74%. The proceeds of the senior credit facility are available for general corporate purposes, including acquisitions and working capital requirements. An annual commitment fee of .675% is charged on the unused portion of the facility. As this facility expires in October 2002, the company is negotiating a replacement facility to be in place prior to expiration of the current facility. There is no guarantee that the company will be able to negotiate a facility on favorable terms, or at all.

Getty Images unconditionally guarantees all of the obligations under the senior credit facility, and the obligations of its subsidiaries that are parties to the credit agreement. These obligations are collateralized by pledges of shares of some of its subsidiaries, a lien on all of the company’s assets and the assets of the company’s subsidiaries that are parties to the credit agreement, and a pledge of trademarks from two of the company’s subsidiaries. The credit agreement also requires compliance with debt covenants, some of which were amended during 2001, including prohibition of the payment of dividends, prohibition of the repayment of outstanding subordinated notes prior to maturity, maintenance of minimum ratios of EBITDA (as defined in the agreement) to interest payable and EBITDA to total borrowings, as well as the trigger of immediate repayment if the company fails to make payment obligations, breaches the agreement or experiences a change in the ownership of Getty Images or its subsidiaries. Management believes that the company is in compliance with such covenants for the years ended December 31, 2001 and 2000.

Long-Term

Long-term debt, net of unamortized issuance costs, consisted of the following at December 31, 2001 and 2000:

	2001	2000

	(In thousands)
Convertible subordinated notes due 2007 (5.00%)	$243,487	$242,233
Bank loans	19,865	19,003
Convertible subordinated notes due 2003 (4.75%)	12,475	12,342
Capital leases and other	332	1,588

	276,159	275,166
Less current portion	19,944	739

Long-term portion	$256,215	$274,427

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts outstanding at December 31, 2001 are payable as follows:

	Convertible		Capital
	Subordinated	Bank	Leases
	Notes	Loans	and Other	Total

	(In thousands)
2002	$—	$19,865	$79	$19,944
2003	12,475	—	253	12,728
2004	—	—	—	—
2005	—	—	—	—
2006 and thereafter	243,487	—	—	243,487

Total	$255,962	$19,865	$332	$276,159

The net $12.5 million of 4.75% convertible subordinated notes are convertible by the holder into common stock at $28.51 per share, subject to adjustments in certain circumstances, at any time on or before June 1, 2003, and are subordinated to senior indebtedness of the company and to all debt and liabilities, including trade payables and lease obligations, if any, of the company’s subsidiaries. The company may redeem the notes, in whole or in part, at 101.90% until May 31, 2002 or at 100.95% beginning on June 1, 2002, however, the current senior credit facility with HSBC prohibits the repayment of outstanding subordinated notes prior to maturity. Interest on the notes is payable June 1 and December 1 of each year.

On March 13, 2000, the company issued $250.0 million of 5% convertible subordinated notes due March 15, 2007. These notes are convertible by the holder into common stock at $61.08 per share, subject to adjustments in certain circumstances, at any time on or before March 15, 2007, and are subordinated to senior indebtedness of the company and to all debt and liabilities, including trade payables and lease obligations, if any, of the company’s subsidiaries. The 5% notes rank equal in right of payment to the $12.5 million of 4.75% notes. The company may redeem the 5% notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006, however, the current senior credit facility with HSBC prohibits the repayment of outstanding subordinated notes prior to maturity. Interest on the notes is payable on March 15 and September 15 of each year.

Interest expense relating to short-term and long-term borrowings amounted to $17.2 million in 2001, $15.8 million in 2000 and $5.5 million in 1999.

12. Commitments and Contingencies

Following are the future minimum lease payments associated with operating leases and future minimum receipts under non-cancelable subleases in effect as of December 31, 2001:

	Leases	Subleases

	(In thousands)
2002	$22,353	$6,314
2003	20,771	5,628
2004	20,075	5,215
2005	20,050	5,103
2006	20,311	5,103
Thereafter	160,982	714

Total minimum lease payments	$264,542	$28,077

Rent expense was $21.0 million, $14.8 million and $10.0 million for the years ended December 31, 2001, 2000, and 1999, respectively. Sublease income for these same periods was insignificant.

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From time to time, the company is subject to various legal actions arising out of the normal course of business, including claims relating to trademark, patent or copyright infringements or other items. We have accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for which we believe a loss is probable. Management believes the outcome of any such actions and claims will not materially affect the company’s financial position, results of operations or cash flows.

13. Stockholders’ Equity

Preferred stock

The Board of Directors is authorized to issue up to 5 million shares of no par value preferred stock. Under the terms of the company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the company’s authorized but unissued shares of preferred stock without further action by shareholders.

Exchangeable preferred stock

In 1999, the company formed a wholly owned subsidiary to transact a business acquisition. The subsidiary is authorized to issue 5 million shares of no par value exchangeable preferred stock. At December 31, 2001 and 2000, 85,092 and 533,680 shares were outstanding, respectively. Each share votes as Getty Images common stock, shares in any dividends payable to Getty Images common stockholders and is exchangeable for one share of Getty Images common stock at the discretion of the holder (scheduled to be exchanged by August 4, 2006).

Getty Images Trademarks

Getty Images has trademark registrations and applications for trademark registrations in respect of the names Getty and Hulton Getty, and derivatives thereof and the related logos (together, the “Getty Trademarks”). Getty Images and Getty Investments have agreed that in the event that Getty Images becomes controlled by a third party or parties not affiliated with the Getty family, Getty Investments will have the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. Upon such assignment, Getty Images will have 12 months in which it will be permitted to continue to use the Getty Trademarks and thereafter will have to cease such use.

14. Stock Options

Under the Getty Images, Inc. 1998 Stock Incentive Plan (the Plan), the Board of Directors has the discretion to grant stock options underlying shares of common stock at the fair market value of the company’s common stock on the date of grant. Options generally vest 25% on the first anniversary of the date of grant and on a monthly pro rata basis over three years thereafter and have a term of ten years.

A total of 13 million shares are reserved for issuance under the Plan. Shares under options that lapse are available for re-issuance. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date.

The company also issued, during 2001, options for a total of 134,999 shares outside of the Plan to two newly-hired executive officers and to three non-executive members of our Board of Directors. The terms of these options are substantially identical to those granted under the Plan.

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents activity in 2001, 2000 and 1999:

	Outstanding		Exercisable

		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares in	Exercise	Shares in	Exercise
	Thousands	Price	Thousands	Price

December 31, 1998	7,409	$14.57	2,419	$8.86
Granted	4,069	18.28
Exercised	(1,294)	6.85
Lapsed	(659)	18.17

December 31, 1999	9,525	16.96	3,671	15.17
Granted	4,759	33.83
Exercised	(1,754)	11.32
Lapsed	(1,486)	25.06

December 31, 2000	11,044	24.00	4,396	17.61
Granted	3,528	17.56
Exercised	(500)	14.16
Lapsed	(1,801)	29.91

December 31, 2001	12,271	$21.64	7,073	$21.65

The following table summarizes additional information for options outstanding and options exercisable at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

	(In thousands)			(In thousands)
$ 0.00 - $14.94	2,273	7.53 years	$12.11	1,077	$11.42
$14.95 - $18.33	2,641	7.79 years	16.90	1,100	16.81
$18.34 - $19.41	739	7.66 years	19.06	471	19.10
$19.42 - $20.91	2,188	6.32 years	20.84	2,020	20.89
$20.92 - $28.63	2,605	8.40 years	26.09	1,641	26.28
$28.64 - $54.91	1,825	8.37 years	35.99	764	36.68

$ 0.00 - $54.91	12,271	7.69 years	$21.64	7,073	$21.65

The company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options. Accordingly, the company recognizes no compensation expense related to employee stock options, as no options are granted below the market price on the date of the grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma information as if the company had adopted the fair-value method of accounting for its stock option plan. Under this method, compensation cost is measured on all options based on the fair value of the stock options at the grant

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date. The pro forma effect on the company’s net loss and loss per share of SFAS No. 123 would have been as follows:

	Years Ended December 31,

	2001	2000	1999

Net loss (in millions)
Reported	$95.3	$169.3	$67.8
Pro forma	114.6	189.4	78.3
Net loss per share
Reported	$1.84	$3.40	$1.94
Pro forma	2.21	3.81	2.23

The weighted-average estimated fair values of options granted during 2001, 2000 and 1999 were $8.39, $17.25 and $11.61, respectively. Weighted-average estimated fair values were calculated using a Black-Scholes option valuation model with forfeitures recognized as they occur and the following assumptions:

	Years Ended December 31,

	2001	2000	1999

Expected future share price volatility	73%	68%	75%
Weighted-average risk free rate of return	4.22%	5.26%	5.70%
Expected life of option	1 year from vest	1 year from vest	2 to 4 years
Expected rate of dividends	None	None	None

15.     Defined Contribution Plans

The company contributes to defined contribution plans for all employees in the U.S. and U.K., where the significant portion of our employees is located.

In the U.S., the company now has one plan, following the merger of legacy plans from acquired businesses. Employees over 18 years of age may join this plan immediately. The company matches 100% of employee contributions, up to the first 4% of each participant’s salary.

With the exception of a limited number of employees participating in legacy defined contribution plans according to employment contracts, the company has one plan in the U.K. Employees may join this plan after three months of service with the company and must contribute a minimum of 2% of their salary to maintain eligibility. The company contributes 5% of each participant’s salary to the plan.

Total contributions to all plans of $5.2 million, $1.7 million and $1.5 million were expensed as incurred in 2001, 2000 and 1999, respectively.

16.     Fair Value of Financial Instruments

For short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and many accrued liabilities, the carrying amount approximates the fair value because of the immediate or short-term nature of those instruments. The fair value of long-term debt is estimated based on quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the company for instruments with similar risks and maturities.

At December 31, 2001, the estimated current market value of the company’s long-term debt, based on market prices and interest rates for similar obligations with like maturities, was approximately $36.0 million less than the amounts reported on the Consolidated Balance Sheets.

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.     Income Taxes

Income (loss) before income taxes was taxed under the following jurisdictions:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Domestic	$(112,364)	$(185,431)	$(77,766)
Foreign	13,702	21,280	8,273

Total	$(98,662)	$(164,151)	$(69,493)

The components of income tax (expense) benefit were as follows:

	Years Ended December 31,

	2001	2000	1999

Current tax:	(In thousands)
Federal	$(3,119)	$(5,116)	$(679)
State	(295)	(385)	(465)
Non-U.S.	(8,883)	(13,156)	(8,585)

Total current tax	(12,297)	(18,657)	(9,729)

Deferred tax:
Federal and State	14,567	12,560	11,254
Non-U.S.	1,080	530	135

Total deferred tax	15,647	13,090	11,389

Total tax (expense) benefit	$3,350	$(5,567)	$1,660

The income tax (expense) benefit differs from the amounts that would result by applying the U.S. statutory rate to earnings before income taxes. A reconciliation of the difference follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Income taxes based on statutory rate	$34,532	$57,216	$24,323
Non-deductible amortization of intangibles	(17,739)	(60,224)	(22,516)
Debt conversion expense	—	(2,086)	—
State income taxes, net of U.S. tax	1,462	(382)	(465)
Change in valuation allowance	(12,844)	—	—
Other, net	(2,061)	(91)	318

Total tax (expense) benefit	$3,350	$(5,567)	$1,660

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income taxes are as follows:

	2001	2000

	(In thousands)
Deferred tax assets:
Loss carry forwards	$61,547	$42,749
Accrued liabilities and allowances	24,593	6,082
Other	1,626	1,185

Total deferred tax assets	87,766	50,016

Deferred tax liabilities:
Long-term assets	(9,854)	(275)

Total deferred tax liabilities	(9,854)	(275)

	77,912	49,741
Less deferred tax assets valuation allowance	(12,844)	—

Net deferred tax assets	$65,068	$49,741

Tax benefits of $1.2 million, $13.5 million and $4.5 million associated with the exercise of employee stock options were allocated to additional paid-in capital in 2001, 2000 and 1999, respectively. Deferred U.S. income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

The deferred tax assets in respect of loss carry forwards and the related loss carryforwards at December 31, 2001 expire as follows:

		Net Operating Loss
	Deferred Taxes	Carryforwards

	(In thousands)
Between 2018 and 2021(primarily domestic)	$60,330	$157,933
Indefinite (foreign)	1,217	3,186

	$61,547	$161,119

As of December 31, 2001, the Company had net deferred tax assets of $65.1 million, net of a valuation allowance of $12.8 million that was established in 2001. The Company has not generated taxable income from its U.S. operations during recent years. It will be necessary to generate taxable income from its primary U.S. operations of approximately $158 million in order to utilize enough of the tax loss carryforwards to realize the associated deferred tax asset. As of December 31, 2001 the Company has completed its anticipated restructuring and integration actions following several years of significant acquisitions of other businesses and implemented cost reduction programs designed to improve both U.S. and foreign levels of prospective taxable income. Additionally, during 2002 the Company will implement tax-planning strategies that are intended to increase the ratio of U.S. taxable income to worldwide taxable income. Management believes it currently reasonable to estimate the results of those actions for future periods and has computed the net deferred tax asset at December 31, 2001 accordingly. Although realization is not assured, management believes, based on its current estimates of future taxable income for its U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards. In the event that actual results differ from management’s expectations, the valuation allowance could materially change, directly impacting our financial position and results of operations. If the Company were able to use more of the deferred tax asset than the current net balance, a portion of the valuation allowance would be returned to income in the period that such a determination was made. If the Company were unable to utilize the net deferred tax asset balance, a greater valuation allowance would be recorded and charged to expense in the period of that determination, which could be in advance of the expiration of the loss carryforwards.

GETTY IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Supplementary Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Year ended December 31, 2001
Sales	$125,787	$115,856	$107,505	$101,838
Gross profit	90,163	83,532	79,564	75,336
Loss from operations	(7,847)	(18,974)	(16,226)	(34,535)
Loss before income taxes	(11,928)	(27,171)	(20,775)	(38,787)
Net loss(1)	(14,559)	(23,731)	(18,234)	(38,787)
Basic and diluted loss per share(1)	(0.28)	(0.46)	(0.35)	(0.75)

Year ended December 31, 2000
Sales	$104,825	$123,647	$126,998	$129,376
Gross profit	74,307	86,559	89,517	93,798
Loss from operations	(25,550)	(25,841)	(19,327)	(73,958)
Loss before income taxes and extraordinary item	(33,855)	(29,524)	(23,034)	(77,738)
Loss before extraordinary item	(32,721)	(30,274)	(26,356)	(80,367)
Net loss(2)	(32,337)	(30,274)	(26,356)	(80,367)
Loss per share before extraordinary item	(0.69)	(0.61)	(0.52)	(1.57)
Basic and diluted loss per share(2)	(0.68)	(0.61)	(0.52)	(1.57)

(1)	Net loss and basic and diluted loss per share include integration costs and loss on impairment of assets, loss on abandoned and subleased property and restructuring costs of $4.0 million, $9.3 million, $4.8 million and $13.0 million in the three months ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001, respectively.

(2)	Net loss and basic and diluted loss per share include integration costs and loss on impairment of assets and restructuring costs of $4.2 million, $4.6 million, $3.9 million and $59.3 million in the three months ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000, respectively. Net loss and basic and diluted loss per share also include $0.4 million after taxes relating to extraordinary gains in the three months ended March 31, 2000.