Form 10-Q
period 2002-03-31
GETTY IMAGES INC
filed 2002-05-10
CIK 1047202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
OF PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  Yes  [X]    No  [  ]

As of May 1, 2002 there were 52,440,819 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2002	2001
	(In thousands, except per share amounts)
Sales	$113,852	$125,787
Cost of sales	30,093	35,624

Gross profit	83,759	90,163
Selling, general and administrative expenses	53,172	61,526
Amortization	5,994	19,278
Depreciation	15,344	13,229
Loss on sale of a business	812	—
Integration costs	—	3,977

Income (loss) from operations	8,437	(7,847)
Interest expense	(4,043)	(4,389)
Interest income	243	518
Exchange losses, net	(169)	(301)
Other income (expense), net	(17)	91

Income (loss) before income taxes	4,451	(11,928)
Income tax expense	(1,771)	(2,631)

Net income (loss)	$2,680	$(14,559)

Earnings (loss) per share — basic and diluted	$0.05	$(0.28)

Weighted-average shares outstanding:
Basic	52,102	51,447
Diluted	54,452	51,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2002	Dec. 31, 2001
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$46,697	$46,173
Short-term investments	7,638	—
Accounts receivable, net	78,123	71,162
Inventories, net	3,215	3,404
Deferred catalog costs	4,969	8,253
Prepaid expenses	6,012	7,199
Deferred income taxes, net	9,454	9,430
Other current assets	6,307	5,020

Total current assets	162,415	150,641
Property and equipment, net	141,951	147,653
Goodwill	603,011	600,428
Identifiable intangible assets, net	33,042	36,031
Deferred income taxes, net	54,620	55,638
Other long-term assets	2,700	2,690

Total assets	$997,739	$993,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$54,833	$50,913
Accrued expenses	50,025	52,011
Income taxes payable	11,223	14,498
Current portion of long-term debt	19,916	19,944

Total current liabilities	135,997	137,366
Long-term debt	256,330	256,215

Total liabilities	392,327	393,581

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 per share par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 per share par value, 75,000 shares authorized, 52,205 outstanding at March 31, 2002 and 51,924 outstanding at December 31, 2001	522	519
Exchangeable preferred stock, no par value, 5,000 shares authorized, 45 outstanding at March 31, 2002 and 85 outstanding at December 31, 2001	1	1
Additional paid-in capital	973,460	969,134
Accumulated deficit	(358,058)	(360,738)
Accumulated other comprehensive loss	(10,513)	(9,416)

Total stockholders’ equity	605,412	599,500

Total liabilities and stockholders’ equity	$997,739	$993,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Number of shares of common stock, $0.01 par value	Number of shares of exchangeable preferred stock, no par value	Common stock	Exchangeable preferred stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(In thousands)
Balance at December 31, 2001	51,924	85	$519	$1	$969,134	$(360,738)	$(9,416)	$599,500
Net income	—	—	—	—	—	2,680	—	2,680
Translation adjustment	—	—	—	—	—	—	(1,097)	(1,097)

Comprehensive income								1,583

Stock options exercised	235	—	2	—	4,211	—	—	4,213
Issuance of shares for acquisition of assets	6	—	1	—	115	—	—	116
Exchange of shares	40	(40)	—	—	—	—	—	—

Balance at March 31, 2002	52,205	45	$522	$1	$973,460	$(358,058)	$(10,513)	$605,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,680	$(14,559)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	21,338	32,507
Deferred income taxes	2,240	(564)
Bad debt expense	1,336	205
Amortization of debt issuance costs	493	493
Tax benefit from employee stock option exercises	—	572
Other items	79	(15)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(8,683)	(3,813)
Inventories	189	1,146
Accounts payable and accrued expenses	856	(14,310)
Income taxes	(3,364)	510
Other	(1,560)	(1,858)

Net cash provided by operating activities	15,604	312

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(10,319)	(16,620)
Acquisition of short-term investments	(7,638)	—
Proceeds from the sale of long-lived assets	—	2,250
Acquisition of intangible assets	—	(556)
Acquisition of business, net of cash acquired	—	(737)

Net cash used in investing activities	(17,957)	(15,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	4,213	2,437
Repayment of debt	(4)	(92)

Net cash provided by financing activities	4,209	2,345

Effect of exchange rate differences	(1,332)	(868)

Net increase (decrease) in cash and cash equivalents	524	(13,874)
Cash and cash equivalents, beginning of period	46,173	65,894

Cash and cash equivalents, end of period	$46,697	$52,020

NON-CASH INVESTING ACTIVITIES
Acquisition of business or intangibles for common stock	$116	$393

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments include: determining the appropriate level of deferred tax asset valuation allowances; the classification of intercompany balances as long-term investments; the appropriateness of the useful lives of long-lived and intangible assets, the allowance for doubtful accounts, and accruals for abandoned and subleased property and integration activities. These judgments are difficult as matters that are inherently uncertain directly impact the accounting for these items. Actual results may vary from management’s estimates and assumptions.

Principles of Consolidation

The condensed consolidated financial statements and notes have been prepared by the company without audit and include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Significant intercompany balances and transactions have been eliminated.

Quarterly Results

Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Management believes that the condensed statements include all necessary adjustments, which are of a normal and recurring nature, and are adequate to present results of operations, financial position and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the company’s latest annual report on Form 10-K.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported net assets, cash flows or losses.

Earnings Per Share

Basic earnings per share is calculated based upon the weighted-average number of common shares outstanding during each period. For the periods in which the company incurred a net loss, diluted earnings per share was calculated based on the same number of shares as basic earnings per share. For the periods in which the company incurred net earnings, diluted earnings per share was calculated based on the shares used to calculate basic earnings per share plus the dilutive effect of certain stock options. Approximately 3.9 million and 4.3 million common shares potentially issuable from stock options at March 31, 2002 and 2001, respectively, are excluded from the computation, as are 4.5 million common shares potentially issuable from convertible subordinated notes, in all periods presented, because they are anti-dilutive.

Changes in Accounting Principles

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 incorporates provisions of SFAS No. 141 “Business Combinations” that require certain intangible assets, primarily business acquisition costs previously allocated to workforce in place, to be reclassified to goodwill as of January 1, 2002 due to a more restrictive definition of identifiable intangible assets. The impact of the reclassification on goodwill is as follows:

(In thousands)
Goodwill at December 31, 2001	$600,428
Reclassifications upon adoption of SFAS No. 142	2,583

Goodwill at March 31, 2002	$603,011

SFAS No. 142 also requires the company to discontinue amortization of goodwill as of January 1, 2002. The following table presents the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the three months ended March 31, 2001:

	Three months ended March 31,
	2002	2001
	(In thousands, except per share amounts)
Net income (loss):
As reported	$2,680	$(14,559)
Add back: Amortization of goodwill	—	16,536
Add back: Amortization of workforce in place, net of taxes	—	266

As adjusted	$2,680	$2,243

Earnings (loss) per basic and diluted share:
As reported	$0.05	$(0.28)
Add back: Amortization of goodwill	—	0.31
Add back: Amortization of workforce in place, net of taxes	—	0.01

As adjusted	$0.05	$0.04

Basic shares outstanding:
As reported and as adjusted	52,102	51,447

Diluted shares outstanding:
As reported	54,452	51,447
As adjusted	54,452	53,373

The company is in the process of performing the transitional impairment test for goodwill required by SFAS No. 142 and will be completed by June 30, 2002. Any resulting loss is required to be recognized as the cumulative effect of a change in accounting principle, however, management does not expect to incur a loss as a result of this test. The company is also required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, with any impairment recognized as a loss on impairment of assets, included in the calculation of operating income. To date, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Short-term Investments

Short-term investments at March 31, 2002 consisted of $7.2 million in held-to-maturity corporate bonds, carried at amortized cost, and $0.4 million in certificates of deposit, maturing more than 90 days from the date of purchase and carried at cost. Unamortized bond premium at March 31, 2002 was $0.1 million.

Accounts Receivable

Accounts receivable represents trade receivables, net of provisions for doubtful accounts of $21.2 million and $20.9 million at March 31, 2002 and December 31, 2001, respectively. The provisions recorded during the first quarter of 2002 and 2001 were $1.3 million and $0.2 million, respectively.

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

Amortization of deferred catalog costs of $4.6 million for the first quarter of 2002 was included in amortization expense, while catalog amortization of $3.3 million for the first quarter of 2001 was included in selling, general and administrative expenses. Direct catalog production costs of $1.4 million for the first quarter of 2002 were included in selling, general and administrative expenses, while direct catalog costs of $1.2 million for the first quarter of 2001 were capitalized into deferred catalog costs.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation of approximately $208.5 million and $194.7 million at March 31, 2002 and December 31, 2001, respectively.

Identifiable Intangible Assets

Identifiable intangible assets are amortized on a straight-line basis over their estimated lives, ranging from two to 10 years. The gross carrying amounts and related accumulated amortization as of the most recent quarter-end and year-end were as follows:

	As of March 31, 2002		As of December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(In thousands)
Film libraries	$16,260	$3,629	$16,260	$3,223
Trademarks/tradenames/copyrights	11,170	2,787	11,154	2,509
Customer lists	11,098	3,469	11,098	3,073
Other identifiable intangible assets	5,656	1,257	12,762	6,438

	$44,184	$11,142	$51,274	$15,243

Amortization expense for identifiable intangible assets was $1.4 million during the first quarter of 2002. Estimated amortization expense for identifiable intangible assets for the next five years, based on unamortized balances at March 31, 2002, is as follows:

Year
(In thousands)
2002	$5,231
2003	5,106
2004	5,098
2005	5,024
2006	4,708

Upon adoption of SFAS No. 142, the company was required to reassess the useful lives of its identifiable intangible assets. Reassessment is also required each reporting period going forward to determine whether events and circumstances warrant revisions to the remaining periods of amortization. Such revisions would be applied prospectively.

Accrued Loss on Abandoned and Subleased Property

During the fourth quarter of 2001, the company re-evaluated its worldwide facilities requirements and identified excess space in New York, Seattle, San Francisco, Santa Monica, London and Munich. The company recorded a loss and a related accrual of $11.6 million during the fourth quarter to account for future minimum rental payments and costs of subleasing the properties over the remaining lives of the leases, net of expected sublease income. Approximately $6.7 million of this accrual remains at March 31, 2002, and will be paid out in future periods through 2007.

Loss on Sale of a Business

During the first quarter of 2002, the company entered into an agreement to dispose of a subsidiary, American Royal Arts (ARA), a provider of animation art, and accrued a loss of $0.8 million. The assets and liabilities of ARA were written off against the accrued loss upon consummation of the transaction on April 2, 2002. The net assets, results of operations and cash flow of ARA were not significant to the company as a whole.

Integration Costs

During the first quarter of 2001, the company continued the integration of three significant businesses acquired in the previous two years, The Image Bank, Art.com and the Visual Communications Group. Integration costs incurred during the first quarter of 2001 totaled $4.0 million, including: $1.9 million for the termination of approximately 40 employees; $1.4 million for the abandonment of facilities; $0.4 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.2 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $0.1 million for asset impairments.

Restructuring Costs

During the third quarter of 2001, management announced that in response to further weakening in the U.S. and global markets served by the company, Getty Images would reduce its workforce by approximately 300 people worldwide across multiple functions. The company recorded $4.5 million in restructuring costs for a planned 320 employee terminations once management had committed the company to a formal plan of termination and had communicated to all employees the benefit arrangements they would receive if terminated.

As of March 31, 2002, all 320 planned employees had been terminated and all related termination costs had been paid.

Business Segments and Geographic Areas

As a provider of visual content, the company operates in one business segment. Due to the nature of the company’s operations, sales are made to a diverse client base and there is no reliance on a single customer or group of customers. Sales are reported in the geographic area where they originate and are subject to the impact of translation differences and therefore may not reflect the relative performance of individual areas. Sales to customers by geographic area, with countries experiencing 5% or more of sales in a reportable period shown separately, are summarized below:

	Three months ended March 31,
	2002	2001
	(In thousands)
United States	$59,301	$59,305
United Kingdom	15,658	17,474
Germany	8,397	9,100
France	5,329	6,211
Canada	3,644	12,148
Rest of world	21,523	21,549

Total sales	$113,852	$125,787

Income Taxes and Net Deferred Tax Assets

The effective tax rate used to calculate income taxes for the first quarter of 2002 was 39.8%, while the rate for 2001 was 39.2% on income before non-deductible amortization of goodwill. At March 31, 2002, the company had $64.1 million in net deferred tax assets, net of a valuation allowance of $13.6 million, which was established in 2001 at $12.8 million and increased by $0.8 million in the first quarter of 2002. The increase in the valuation allowance relates to tax benefits from stock options exercised, which will increase additional paid in capital if realized.

Recent Accounting Pronouncement

Effective January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement requires one model for accounting for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more transactions. Adoption of this pronouncement did not have a material impact on the company, however, it could cause any future long-lived asset disposals to be accounted for or presented in a different manner than in the past.

Subsequent Event

On April 24, 2002, the company announced that it had sent notification of its intent to redeem the remaining $12.7 million of 4.75% convertible subordinated notes at a price of $1,019 per $1,000 principal amount. As an alternative to redemption, holders may elect to convert the notes into shares of the company’s common stock at a conversion price of $28.5075 per share. The option to convert will expire May 13, 2002, and the redemption date is May 14, 2002. The company will save approximately $0.6 million in interest payments through May of 2003, the original maturity date of the notes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and other financial information contained elsewhere and incorporated by reference in this report on Form 10-Q, including our Annual Report on Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report on Form 10-Q, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions, estimates and projections about Getty Images, Inc. and its industry and are made on the basis of management’s views as of the time the statements are made. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Potential risks and uncertainties include, among others, those set forth below under “Factors That May Affect the Business.” Except as required by law, the company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission.

In this Quarterly Report, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

GENERAL

Loss on Sale of a Business

During the first quarter of 2002, the company entered into an agreement to dispose of a subsidiary, American Royal Arts (ARA), a provider of animation art, and accrued a loss of $0.8 million. The assets and liabilities of ARA were written off against the accrued loss upon consummation of the transaction on April 2, 2002. The net assets, results of operations and cash flow of ARA were not significant to the company as a whole.

Integration Costs

During the first quarter of 2001, the company continued the integration of three significant businesses acquired in the previous two years, The Image Bank, Art.com and the Visual Communications Group. Integration costs incurred during the first quarter of 2001 totaled $4.0 million, including: $1.9 million for the termination of approximately 40 employees; $1.4 million for the abandonment of facilities; $0.4 million for the review of processes and resultant actions to implement processes that would benefit the fully-integrated company going forward; $0.2 million for consulting and other professional assistance in determining what functions and facilities should be combined; and $0.1 million for asset impairments.

Restructuring Costs

During the third quarter of 2001, management announced that in response to further weakening in the U.S. and global markets served by the company, Getty Images would reduce its workforce by approximately 300 people worldwide across multiple functions. The company recorded $4.5 million in restructuring costs for a planned 320 employee terminations once management had committed the company to a formal plan of termination and had communicated to all employees the benefit arrangements they would receive if terminated.

As of March 31, 2002, all 320 planned employees had been terminated and all related termination costs had been paid.

Changes in Accounting Principles

During the first quarter 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” This accounting pronouncement requires the company to discontinue amortization of goodwill as of January 1, 2002 and to complete a transitional impairment test for goodwill by the end of the second quarter of 2002. The company is in the process of performing the required transitional impairment test and will be completed by June 30, 2002. Any resulting loss is required to be recognized as the cumulative effect of a change in accounting principle, however, management does not expect to incur a loss as a result of this test. The company is also required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, with any impairment recognized as a loss on impairment of assets, included in the calculation of operating income. To date, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

RESULTS OF OPERATIONS

2002 Quarterly Results Compared to 2001 Quarterly Results

Below are selected financial highlights from the company’s unaudited results of operations:

	Three months ended March 31,
	2002	% of sales	2001	% of sales
	(In thousands, except percentages and per share amounts)
Sales	$113,852	100.0	$125,787	100.0
Gross profit	83,759	73.6	90,163	71.7
Selling, general and administrative expenses	53,172	46.7	61,526	48.9
Amortization	5,994	5.3	19,278	15.3
Depreciation	15,344	13.5	13,229	10.5
Income tax expense	1,771	1.6	2,631	2.1
Net income (loss)	2,680	2.4	(14,559)	(11.6)
Earnings (loss) per share — basic and diluted	0.05	—	(0.28)	—
Net income, adjusted for SFAS No. 142	2,680	2.4	2,243	1.8
Earnings per share — basic and diluted, adjusted for SFAS No. 142	0.05	—	0.04	—

Net Income/Loss and Earnings/Loss Per Share

The company recognized net income of $2.7 million, or $0.05 per diluted share, during the first quarter of 2002 as compared to a net loss of $14.6 million, or $0.28 per share, during the same period in 2001. Excluding amortization of goodwill, the company would have recognized net income of $2.2 million, or $0.04 per diluted share for the first quarter of 2001.

Sales

Sales of $113.9 million for the first quarter of 2002 were down $11.9 million or 9% from sales for the first quarter of 2001. Excluding Art.com sales in the first quarter of 2001, sales were down $9.2 million or 8% year over year. This sales decline reflected mainly volume decreases, offset in part by sales price increases. The sales volume decreases were due to the downturn in the advertising and media sector brought on in 2001 by general economic conditions in the United States (U.S.) and abroad. Sales were down year over year in nearly all geographic areas, particularly in the U.S. and in Canada, where offices were closed and the associated customers and sales were transitioned to the U.S.

Sales for the first quarter of 2002, though lower than those of the comparable period in 2001, were higher than expected. Management believes this is due to a slight recovery in the advertising and media sector earlier than expected and greater than anticipated benefits from more customer-focused management of the business.

Gross Profit and Gross Margin

The company’s gross profit was $83.8 million for the first quarter of 2002 as compared to $90.2 million for the same period in 2001. Gross margin increased 1.9% over the prior year to 73.6% of net sales for the first quarter of 2002. Excluding the effect of Art.com in the first quarter of 2001, gross margin increased 1.3% over the prior year. The increase in gross margin was due to increased licensing of higher margin images, such as images from the company’s royalty free collection, company owned images and images digitally delivered over the Internet.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $53.2 million for the first quarter of 2002, $8.4 million or 14% lower than those for the first quarter of 2001. As a percentage of net sales, SG&A expenses decreased to 47%, down from 49% in the year ago period. SG&A expenses were lower in 2002 as a result of decreased advertising and marketing spending and reductions in both employee and temporary labor headcount due to continued streamlining of the business. Full time equivalent employees at March 31, 2002 and 2001 were approximately 1,766 and 2,459, respectively, a decline of 693 employees or 28% of the workforce year over year.

Amortization

Amortization decreased to $6.0 million for the first quarter of 2002 from $19.3 million for the same period in 2001. This decline was due to the cessation of goodwill amortization in accordance with SFAS No. 142, offset in part by the inclusion of $4.6 million in amortization of deferred catalog costs in the first quarter of 2002. Goodwill amortization for the first quarter of 2001 was $16.9 million. Catalog amortization will be approximately $3.4 million in the second quarter of 2002 and approximately $1.6 million in the third quarter after which deferred catalog costs will be fully amortized.

Depreciation

Depreciation increased to $15.3 million in the first quarter of 2002 from $13.2 million in the first quarter of 2001. The increase was due to capital expenditures for new enterprise systems implemented worldwide beginning in the fourth quarter of 2001 and other ongoing technology investments. Management expects depreciation in 2002 to continue to increase as a result of increased technology investments.

Income Taxes

The effective tax rate used to calculate income taxes for the first quarter of 2002 was 39.8%, while the rate for 2001 was 39.2% on income before non-deductible amortization of goodwill. Income tax expense decreased from $2.6 million for the first quarter of 2001 to $1.8 million for the first quarter of 2002 due primarily to a decrease in net income before non-deductible amortization of goodwill and certain identifiable intangible assets.

Recent Accounting Pronouncement

Effective January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement requires one model for accounting for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more transactions. Adoption of this pronouncement did not have a material impact on the company, however, it could cause any future long-lived asset disposals to be accounted for or presented in a different manner than in the past.

Subsequent Event

On April 24, 2002, the company announced that it had sent notification of its intent to redeem the remaining $12.7 million of 4.75% convertible subordinated notes at a price of $1,019 per $1,000 principal amount. As an alternative to redemption, holders may elect to convert the notes into shares of the company’s common stock at a conversion price of $28.5075 per share. The option to convert will expire May 13, 2002, and the redemption date is May 14, 2002. The company will save approximately $0.6 million in interest payments through May of 2003, the original maturity date of the notes.

FINANCIAL CONDITION

At March 31, 2002, the company held $46.7 million in cash and cash equivalents and $80.0 million in unused credit facilities under a $100.0 million bank line of credit.

Working Capital

At March 31, 2002, the company’s working capital was $26.4 million, an increase of $13.1 million from the end of 2001. This growth resulted mainly from an increase in cash and short-term investments of $8.2 million and an increase in accounts receivable of $7.0 million. Accounts receivable increased due to higher sequential sales, while cash increased due to collections on higher sales with lower days sales outstanding. Another significant source of cash was $4.2 million in proceeds from the issuance of common stock through stock option exercises. Significant uses of cash during the quarter were $10.3 million in capital expenditures and $6.6 million in interest payments.

Liquidity and Capital Resources

Management expects to invest approximately $45 million in capital expenditures during 2002, including the $10.3 million invested during the first quarter. Existing cash and short-term investment balances, cash flows provided by operating activities and borrowing capacity are expected to be sufficient to fund operations, capital expenditures and debt requirements for at least the following 12 months.

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

FACTORS THAT MAY AFFECT THE BUSINESS

Our Business Could be Affected by a Failure to Successfully Complete the Implementation of New Enterprise Systems.

As a result of the acquisition strategy we have pursued since our inception in 1995, we have focused significant resources and attention on integrating acquired businesses. The integration focused on the installation and development of new enterprise systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interface, and other corporate administrative functions for the continued transformation and consolidation of company-wide systems. The October 2001 launch of gettyimages.com marked a significant milestone in the company-wide initiative to integrate the company’s Web offerings and business processes. An additional milestone was reached in February 2002 with the launch of localized language websites and commerce systems in France, Germany and the United Kingdom (U.K.), and with the migration of a significant portion of our royalty-free stock photography business to the gettyimages.com website. However, our future performance will largely depend on our ability to complete the implementation of new enterprise systems for our finance, sales and customer database systems. These implementations create risks such as:

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

We May Not Succeed in Establishing the “Getty Images” Brand.

Historically, we have marketed each of Getty Images’ brands as its own collection. In October 2001, we launched gettyimages.com, a significant step toward integrating the company’s Web-based offerings, supporting technology platform and business practices under the “Getty Images” brand name. Continued positioning of the “Getty Images” brand will largely depend on the success of our advertising and promotional activities and our ability to provide customers with high quality products and strong customer service. We believe that a favorable customer reception of this brand is important to our future success. If our brand enhancement strategies are unsuccessful, we may be unable to realize potential benefits of “Getty Images.” Additionally, securing the “Getty Images” trademark is an important part of the branding strategy, and barriers arising from third parties or trademark officials in various countries may hinder our effort to secure trademarks in key markets or trademark classes.

Our Right to Use the “Getty” Trademarks is Subject to Forfeiture in the Event We Experience a Change of Control.

We own trademarks and trademark applications for the names “Getty Images” and “Hulton Getty,” and derivatives of those names, including the name “Getty” and the related logo. We use “Getty Images” as a corporate identity, as do certain of our subsidiaries, and we use “Getty Images” as a product and service brand. We refer to the above as the “Getty Trademarks.” In the event that a third party or parties not affiliated with the Getty family acquire control of us, Getty Investments L.L.C. has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Trademarks, after which time we no longer would have the right to use them. Getty Investments’ right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

Getty Investments L.L.C. owns approximately 18% of the outstanding shares of our common stock as of May 1, 2002. Mr. Mark Getty, the Executive Chairman serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan Klein, the CEO of Getty Images, and Mr. Andrew Garb, a member of our Board of Directors, serve on the Board of Directors of Getty Investments.

Our Quarterly Financial Results and Stock Price May Fluctuate.

Historical trends and quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance.

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, including those listed in this Risk Factors section and the following:

•	demand for our existing and new products and services, or those of our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	a continued or prolonged slowdown in advertising or media spending;

•	changes in the sales mix of our products and services, including the mix of sales of analog and digital imagery, company owned and licensed imagery, and the geographic distribution of such sales;

•	our ability to attract visitors to our websites and the frequency of repeat purchases by our customers;

•	shifts in the nature and amount of publicity about us, our competitors or the visual content industry;

•	changes in the growth rate of Internet commerce;

•	the effect of fluctuations in foreign exchange rates on the results of our operations outside the U.S.;

•	costs related to potential acquisitions of technology or businesses; and

•	regional or global political instabilities and economic conditions;

•	changes in U.S. and global financial and equity markets, or in applicable tax laws and regulations.

Because of these risks and others, it is possible that some future quarterly results may be below or above the expectations of public market analysts and investors.

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

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, and are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2002, the company had net deferred tax assets of $64.1 million, net of a valuation allowance of $13.6 million. Although realization is not assured, management believes, based on its current estimates of future taxable income for its U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards. In the event that actual results differ from management’s expectations, the valuation allowance could materially change, directly impacting our financial position and results of operations. If domestic taxable income is not earned as planned, the domestic tax loss carryforwards will expire from 2018 to 2021, and the company may be required to take the balance through the income statement as income tax expense in advance of the expiration of the loss carryforwards.

Goodwill and Identifiable Intangible Assets

Intangible assets comprise goodwill and identifiable intangible assets. Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Identifiable intangible assets consist mainly of film libraries, trademarks, tradenames and copyrights and customer lists. The net balance of goodwill and identifiable intangible assets at March 31, 2002 was $636.1 million. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This accounting pronouncement required us to cease amortization of goodwill, and alternatively test the goodwill balance for impairment annually and between annual tests in certain circumstances. Should the company determine at some point in the future that all or a portion of the goodwill balance is impaired, the company would be required to write off the impaired portion through the income statement in the period of that determination.

Certain Assets

The useful lives of certain of the company’s assets, including capitalized image duplication and digitization costs (included within property and equipment), are based upon the estimated period over which the assets are expected to provide benefit to the company. This future benefit is inherently uncertain, and therefore, the lives of these assets require management’s most difficult judgments. The balance of image duplicates and digitization, net of accumulated depreciation, was $37.8 million at March 31, 2002 and is being depreciated over useful lives of two to four years. Should the company determine at some point in the future that the useful lives of these assets are shorter than previously determined, the company would be required to accelerate the depreciation, or possibly write off the impaired portion, of the undepreciated balance of such assets.

Our Indebtedness Could Reduce Our Flexibility and Make Us More Vulnerable to Economic Downturns.

Our level of indebtedness may pose substantial risks to our security holders, including the risk that we may not be able to generate sufficient cash flow to satisfy our obligations under our indebtedness or to meet our capital requirements. A portion of our cash flow from operations will be dedicated to the payment of principal and interest on our senior credit facility and our 5.0% convertible subordinated notes due in 2007. Our ability to service our indebtedness will depend on our future performance, which will be affected by general economic conditions and financial, business and other factors, many of which are beyond our control. Such indebtedness could have important consequences to our security holders, including the following:

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

The Getty Group collectively owned approximately 21% of the outstanding shares of our common stock as of May 1, 2002, and comprises the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark Getty, our Executive Chairman; and Mr. Jonathan Klein, our Chief Executive Officer.

The Torrance Group collectively owned approximately 5% of the outstanding shares of our common stock as of May 1, 2002, and comprises the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (the former wife of Mark Torrance); and certain of their family members.

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

Certain Provisions of Our Corporate Documents and Delaware Corporate Law May Deter a Third Party From Acquiring Our Company.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our stockholders. This authority, together with certain provisions of our restated certificate of incorporation, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This could occur even if our stockholders consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock in the Getty Group and the Torrance Group, along with certain provisions of Delaware law, may have the effect of delaying, deterring or preventing a takeover of our company.

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

Laws and regulations do now and could potentially more significantly govern or restrict any of the following issues:

•	user privacy and data retention and transmission;

•	pricing and taxation of goods and services over the Internet;

•	website content or the quality of products and services offered over the Internet; and

•	the liabilities for companies involved in the Internet or e-commerce.

Systems Security Risks and Concerns May Harm Our Business.

A significant barrier to e-commerce and online communications is the secure transmission of confidential information over public networks. Developments in computer capabilities, viruses, and advances in the field of cryptography or other events could result in compromises or breaches of our security systems or those of other websites, jeopardizing our proprietary and confidential information, or causing potentially serious interruptions in our services, sales or operations. We may be required to expend significant capital resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Additionally, any well-publicized compromises of our security system or the Internet generally may reduce our customers’ desire to transact business over the Web.

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

We will need to continue adding software and hardware and continue to upgrade our enterprise systems and network infrastructure to accommodate increased traffic on our websites and increased sales volume. Without these upgrades, we may face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in our financial reporting. We cannot accurately project the rate or timing of any increases in traffic or sales volume on our websites and, therefore, the integration, timing and cost of these upgrades are uncertain.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our debt instruments, the majority of which are fixed rate borrowings. The book values, before unamortized debt issuance costs, and respective fair values of material long-term debt obligations are shown in the table below:

	Maturities			Total	Fair Value
					March 31, 2002	Dec. 31, 2001
	2002	2003	2007
	(In thousands, except percentages)
Fixed rate debt	$—	$12,653	$250,000	$262,653	$236,450	$219,947
Average interest rate	—	4.75%	5.0%	4.99%	4.99%	4.99%
Variable rate debt	$20,000	—	—	$20,000	$19,841	$19,865
Average interest rate	3.18%	—	—	3.18%	3.18%	5.74%

Foreign Currency Risk

The company had no outstanding foreign exchange contracts or related deferred gains or losses as of March 31, 2002.

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

Item 2.    Changes in Securities and Use of Proceeds

On January 22, 2002, the company issued 5,632 shares of its common stock, in addition to other consideration, in connection with the purchase of certain assets of The Image Bank España, S.A.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Reference is made to the Index of Exhibits beginning on page 23 for a list of all exhibits filed as part of this report.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

May 10, 2002	By	/s/ Elizabeth J. Huebner
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Restated Certificate of Incorporation of Getty Images (2)
3.2	Bylaws of Getty Images, Inc. (1)
10.1*	Employment Agreement between Getty Images, Inc. and A.D. “Bud” Albers, dated January 2, 2002

(1)	Incorporated by reference from the Exhibits to the Registrant’s Form S-4 Registration Statement, No. 333-38777.
(2)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
*	Filed herewith.