Form 10-Q
period 2002-06-30
GETTY IMAGES INC
filed 2002-08-12
CIK 1047202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-23747

GETTY IMAGES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	98-0177556
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

601 N. 34th Street
Seattle, Washington 98103
(206) 925-5000
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,  OF PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

As of August 1, 2002 there were 53,479,837 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.

GETTY IMAGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Sales	$113,298	$115,856	$227,150	$241,643
Cost of sales	29,992	32,324	60,085	67,948

Gross profit	83,306	83,532	167,065	173,695
Selling, general and administrative expenses	52,181	60,911	105,353	122,437
Depreciation	15,720	14,263	31,064	27,492
Amortization	4,625	17,991	10,619	37,269
Loss on sale of a business	—	—	812	—
Integration costs and loss on impairment of assets	—	9,341	—	13,318

Income (loss) from operations	10,780	(18,974)	19,217	(26,821)
Interest expense	(4,112)	(4,300)	(8,155)	(8,689)
Interest income	320	670	563	1,188
Exchange gains (losses), net	434	(395)	266	(696)
Other income (expense), net	13	52	(5)	143
Loss on impairment of investments	—	(4,224)	—	(4,224)

Income (loss) before income taxes	7,435	(27,171)	11,886	(39,099)
Income tax (expense) benefit	(2,962)	3,440	(4,733)	809

Net income (loss)	$4,473	$(23,731)	$7,153	$(38,290)

Earnings (loss) per share:
Basic	$0.08	$(0.46)	$0.14	$(0.74)
Diluted	0.08	(0.46)	0.13	(0.74)

Weighted-average shares outstanding:
Basic	52,969	51,636	52,538	51,543
Diluted	56,932	51,636	55,787	51,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2002	December 31, 2001
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$79,722	$46,173
Short-term investments	7,142	—
Accounts receivable, net	76,255	71,162
Inventories	2,717	3,404
Deferred catalog costs	1,685	8,253
Prepaid expenses	7,670	7,199
Deferred income taxes, net	9,463	9,430
Other current assets	3,571	5,020

Total current assets	188,225	150,641
Property and equipment, net	137,883	147,653
Goodwill	603,011	600,428
Identifiable intangible assets, net	31,734	36,031
Deferred income taxes, net	54,816	55,638
Other long-term assets	2,664	2,690

Total assets	$1,018,333	$993,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,242	$50,913
Accrued expenses	48,585	52,011
Income taxes payable	11,610	14,498
Current portion of long-term debt	19,886	19,944

Total current liabilities	129,323	137,366
Long-term debt	243,999	256,215

Total liabilities	373,322	393,581

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 per share par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 per share par value, 100,000 shares authorized, 53,480 outstanding at June 30, 2002 and 51,924 outstanding at December 31, 2001	534	519
Exchangeable preferred stock, no par value, 5,000 shares authorized, 45 outstanding at June 30, 2002 and 85 outstanding at December 31, 2001	1	1
Additional paid-in capital	1,000,282	969,134
Accumulated deficit	(353,585)	(360,738)
Accumulated other comprehensive loss	(2,221)	(9,416)

Total stockholders’ equity	645,011	599,500

Total liabilities and stockholders’ equity	$1,018,333	$993,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Number of shares of common stock $0.01 par value	Number of shares of exchangeable preferred stock, no par value	Common stock	Exchangeable preferred stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(In thousands)
Balance at December 31, 2001	51,924	85	$519	$1	$969,134	$(360,738)	$(9,416)	$599,500
Net income	—	—	—	—	—	7,153	—	7,153
Translation adjustment	—	—	—	—	—	—	7,195	7,195

Comprehensive income								14,348

Stock options exercised	1,066	—	11	—	18,112	—	—	18,123
Issuance of shares upon conversion of debt	444	—	4	—	12,921	—	—	12,925
Issuance of shares for acquisition of assets	6	—	—	—	115	—	—	115
Exchange of shares	40	(40)	—	—	—	—	—	—

Balance at June 30, 2002	53,480	45	$534	$1	$1,000,282	$(353,585)	$(2,221)	$645,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,153	$(38,290)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	41,683	64,761
Deferred income taxes	2,240	2,390
Bad debt expense	4,384	728
Amortization of debt issuance costs	986	986
Impairment of assets	—	6,465
Loss on impairment of investments	—	4,224
Tax benefit from employee stock option exercises	—	1,146
Other items	(201)	803
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(6,900)	1,849
Inventories	29	1,426
Accounts payable and accrued expenses	(6,875)	(15,185)
Income taxes	(2,728)	(5,777)
Other	427	(5,777)

Net cash provided by operating activities	40,198	19,749

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(19,136)	(40,244)
Acquisition of short-term investments	(7,638)	—
Proceeds from the sale of short-term investments	445	—
Proceeds from the sale of long-lived assets	—	2,250
Acquisition of intangible assets	—	(1,651)
Acquisition of businesses, net of cash acquired	—	(709)

Net cash used in investing activities	(26,329)	(40,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	18,123	6,417
Debt issuance costs	(138)	—
Repayment of debt	(4)	(411)

Net cash provided by financing activities	17,981	6,006

Effects of exchange rate differences	1,699	(477)

Net increase (decrease) in cash and cash equivalents	33,549	(15,076)
Cash and cash equivalents, beginning of period	46,173	65,894

Cash and cash equivalents, end of period	$79,722	$50,818

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses or intangibles with common stock	$115	$2,458
Conversion of debt into common stock	12,925	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments include: i) determining the appropriate level of deferred tax asset valuation allowances; ii) the designation of certain intercompany balances with foreign subsidiaries as long-term investments; iii) the appropriateness of the valuation and useful lives of long-lived and intangible assets, and iv) the appropriateness of the valuation of the allowance for doubtful accounts, accruals for abandoned and subleased property, and accruals for integration activities. These judgments are difficult as matters that are inherently uncertain directly impact the accounting for these items. Actual results may vary from management’s estimates and assumptions.

Principles of Consolidation

The condensed consolidated financial statements and notes have been prepared by the company without audit and include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Significant intercompany balances and transactions have been eliminated.

Quarterly Results

Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Management believes that the condensed statements include all necessary adjustments, which are of a normal and recurring nature, and are adequate to present results of operations, financial position and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported net assets, cash flows or income/losses.

Common Stock

At its May 21, 2002 meeting, the stockholders approved an amendment to the company’s Certificate of Incorporation, increasing the number of authorized shares of our common stock from 75 million to 100 million.

Earnings Per Share

Basic earnings per share is calculated based upon the weighted-average number of common shares outstanding during each period. For the periods in which the company incurred a net loss, diluted earnings per share was calculated based on the same number of shares as basic earnings per share. For the periods in which the company incurred net income, diluted earnings per share was calculated based on the shares used to calculate basic earnings per share plus the dilutive effect of certain stock options.

GETTY IMAGES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 1.3 million, 4.2 million, 1.8 million and 4.2 million other common shares potentially issuable from stock options for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively, are excluded from the computation, because they are anti-dilutive. Also excluded for the three and six months ended June 30, 2002 and for all other periods presented are 4.1 million and 4.5 million common shares, respectively, potentially issuable from convertible subordinated notes, because they are anti-dilutive.

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

(In thousands)
Goodwill at December 31, 2001	$600,428
Reclassifications upon adoption of SFAS No. 142	2,583

Goodwill at March 31 and June 30, 2002	$603,011

SFAS No. 142 also requires the company to discontinue amortization of goodwill as of January 1, 2002. The following table presents the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the three and six months ended June 30, 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net income (loss):
As reported	$4,473	$(23,731)	$7,153	$(38,290)
Add back: Amortization of goodwill	—	16,529	—	33,065
Add back: Amortization of workforce in place, net of taxes	—	266	—	531

As adjusted	$4,473	$(6,936)	$7,153	$(4,694)

Earnings (loss) per share—basic:
As reported	$0.08	$(0.46)	$0.14	$(0.74)
Add back: Amortization of goodwill	—	0.32	—	0.64
Add back: Amortization of workforce in place, net of taxes	—	0.01	—	0.01

As adjusted	$0.08	$(0.13)	$0.14	$(0.09)

Earnings (loss) per share—diluted:
As reported	$0.08	$(0.46)	$0.13	$(0.74)
Add back: Amortization of goodwill	—	0.32	—	0.64
Add back: Amortization of workforce in place, net of taxes	—	0.01	—	0.01

As adjusted	$0.08	$(0.13)	$0.13	$(0.09)

Basic shares outstanding:
As reported and as adjusted	52,969	51,636	52,538	51,543
Diluted shares outstanding:
As reported and as adjusted	56,932	51,636	55,787	51,543

GETTY IMAGES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first half of 2002, the company performed the transitional impairment test for its single reporting unit, as required by SFAS No. 142, and noted no impairment of goodwill. The company is required to repeat this test on an annual basis and between annual tests in certain circumstances. When assessing impairment, the company must determine the estimated implied fair value of its goodwill. Determining fair value involves significant assumptions and estimates based on management’s best judgments of current and future circumstances. As circumstances change, it is at least reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the calculation of income from operations.

Short-term Investments

Short-term investments at June 30, 2002 consisted of $7.1 million in held-to-maturity corporate bonds, carried at amortized cost. Unamortized bond premium at June 30, 2002 was nominal.

Accounts Receivable

Accounts receivable represents trade receivables, net of provisions for doubtful accounts of $23.0 million and $20.9 million at June 30, 2002 and December 31, 2001, respectively. The provisions recorded during the three months ended June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001, were $3.0 million, $0.5 million, $4.4 million and $0.7 million, respectively.

Catalogs

As part of its marketing efforts, the company produces and distributes catalogs containing images offered through its creative professional and editorial collections. The costs of producing these catalogs through September 30, 2001, were deferred and amortized over the period during which revenue was generated by the catalog images.

In the fourth quarter of 2001, the company began the implementation of new financial information systems. These new systems are not capable of directly associating image revenue with specific catalogs. Accordingly, as required by American Institute of Certified Public Accountants Statement of Position No. 93-7 “Reporting on Advertising Costs,” catalog production costs are expensed as incurred effective October 1, 2001.

Amortization of deferred catalog costs of $3.3 million and $7.9 million for the three and six months ended June 30, 2002, respectively, was included in amortization expense, while catalog amortization of $2.8 million and $6.1 million for the three and six months ended June 30, 2001, respectively, was included in selling, general and administrative expenses. Direct catalog production costs of $1.8 million and $3.2 million for the three and six months ended June 30, 2002, respectively, were included in selling, general and administrative expenses, while direct catalog production costs of $2.7 million and $3.9 million for the three and six months ended June 30, 2001, respectively, were capitalized into deferred catalog costs.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation of approximately $222.7 million and $194.7 million at June 30, 2002 and December 31, 2001, respectively.

GETTY IMAGES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable Intangible Assets

Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 10 years. The gross carrying amounts and related accumulated amortization as of the most recent quarter-end and year-end were as follows:

	As of June 30, 2002		As of December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(In thousands)
Film libraries	$16,260	$4,036	$16,260	$3,223
Trademarks/tradenames/copyrights	11,195	3,070	11,154	2,509
Customer lists	11,098	3,866	11,098	3,073
Other identifiable intangible assets	5,701	1,548	12,762	6,438

	$44,254	$12,520	$51,274	$15,243

Amortization expense for identifiable intangible assets was $1.3 million and $2.7 million for the three and six months ended June 30, 2002, respectively. Expected amortization expense for identifiable intangible assets for the next five years is as follows:

Year	(In thousands)
2002	$ 5,571
2003	5,147
2004	5,139
2005	5,065
2006	4,749

Upon adoption of SFAS No. 142, the company reassessed the remaining useful lives of its identifiable intangible assets and determined that no adjustments were necessary. The company is required to evaluate these lives each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. Such revisions would be applied prospectively.

Accrued Loss on Abandoned and Subleased Property

During the fourth quarter of 2001, the company re-evaluated its worldwide facilities requirements and identified excess space in New York, Seattle, San Francisco, Santa Monica, London and Munich. The company recorded a loss and a related accrual of $11.6 million during the fourth quarter to account for future minimum rental payments and costs of subleasing the properties over the remaining lives of the leases, net of expected sublease income. Approximately $6.2 million of this accrual remains at June 30, 2002, and will be paid out in future periods through 2007.

Debt Conversion

On May 13, 2002, the company issued 443,839 shares of common stock for conversion of the remaining $12.7 million of 4.75% convertible subordinated notes at a price of $28.5075 per share. The company will save approximately $0.9 million in interest payments through May of 2003, the original maturity date of the notes, including $0.3 million of accrued interest that did not come due, in accordance with the original terms of the debt.

GETTY IMAGES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Integration Costs and Loss on Impairment of Assets

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

On May 17, 2001, the company terminated the operations of a subsidiary, Art.com, a provider of framed and unframed art and art-related products on the Internet. In connection with this event, the company recorded integration costs of approximately $1.9 million during the second quarter of 2001, including severance costs and costs to terminate the operations and exit the facilities of Art.com, as well as a loss on the impairment of related assets of $6.5 million.

During the second quarter of 2001, the company also recorded integration costs of $0.9 million, including severance costs and facilities exit costs, relating primarily to the closure of a Canadian office and consolidation of those operations into other offices.

Loss on Impairment of Investments

During the second quarter of 2001, the company wrote off its minority cost basis investment in two small private companies after analyses showed that they suffered other than temporary declines in fair value. These analyses were based upon review of quantitative and qualitative information provided to management, which indicated that these companies would be unable to return the carrying value of the company’s investments. The total of these two impairment charges was $4.2 million.

GETTY IMAGES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
United States	$57,092	$51,841	$116,327	$111,146
United Kingdom	14,891	16,107	30,616	33,581
Germany	8,037	8,835	16,434	17,935
France	5,194	5,854	10,523	12,065
Canada	3,243	11,469	6,887	23,617
Rest of world	24,841	21,750	46,363	43,299

Total sales	$113,298	$115,856	$227,150	$241,643

In late 2001 and early 2002, the company closed its Canadian offices and transitioned the associated customer accounts to a U.S. office. Many sales that were previously reported as originating in Canada are reported in 2002 as originating in the U.S., leaving only sales with a Canadian billing address reported as Canadian sales above.

Income Taxes and Net Deferred Tax Assets

The effective tax rate used to calculate income taxes for the first half of 2002 was 39.8%, while the rate for 2001 was 39.2% on income before non-deductible amortization of goodwill. At June 30, 2002, the company had $64.3 million in net deferred tax assets, net of a valuation allowance of $16.6 million, which was established in 2001 at $12.8 million and increased by $3.8 million in the first half of 2002. The increase in the valuation allowance relates primarily to tax benefits from stock options exercised, which will increase additional paid in capital if realized.

Recent Accounting Pronouncement

Effective January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement requires one model for accounting for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more transactions. Adoption of this pronouncement did not have an impact on the company’s reported financial position, results of operations or cash flows, however, it could cause any future long-lived asset disposals to be accounted for or presented in a different manner than in the past.

Effective January 1, 2003, the company will adopt SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement requires that liabilities associated with exit or disposal activities be recognized when the liabilities are incurred and can be measured, as opposed to the date that management commits to the activities. In addition, under the new standard, employee liabilities are to be booked at the present value of expected future cash outflows, and operating lease liabilities are to be booked net of reasonable sublease income, even if it is not management’s intent to sublease the property. As management’s current plans do not include exit or disposal activities, management does not expect this pronouncement to have a significant effect on the company’s financial position, results of operations or cash flows.

GETTY IMAGES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Events

On July 15, 2002, the company terminated its $100 million senior credit facility with HSBC Investment Company plc and repaid the $20 million outstanding balance.

On July 19, 2002, the company entered into a new senior revolving credit facility with a consortium of banks led by Bank of America, N.A. Key terms and conditions of the new facility are:

•	$85 million revolving credit facility, which may be increased by $40 million within two years of closing at the election of the company without consent of the lenders;

•
secured by all of the capital stock of certain domestic subsidiaries of the company, 65% of the capital stock of certain foreign subsidiaries, and certain assets, primarily trademarks and current assets, of the company and these subsidiaries;

•
primary financial covenants include maintenance of: a maximum leverage ratio of 3.25, stepping down to 3.0 for fiscal quarters ending December 31, 2003 and thereafter; a minimum fixed charge coverage ratio of 1.5; and a minimum consolidated net worth not less than $484.3 million, plus 50% of future consolidated quarterly net income, plus 100% of future aggregate increases in stockholders’ equity through the issuance and sale of stock;

•
annual interest rate of either i) LIBOR, plus a spread ranging from 0.875% to 1.625% depending on the company’s leverage ratio or ii) the higher of a) the Federal Funds rate, plus .50% or b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” plus a spread ranging from zero to 0.250% depending on the company’s leverage ratio;

•	commitment fee for unutilized facilities between .25% and .40% annually, depending on the company’s leverage ratio;

•	expires three years after closing;

•
restrictions on payments include no principal payments on any subordinated debt in excess of $25 million, and no purchases of the company’s own stock in excess of the sum of unexercised employee stock options as of the date of the agreement and any future employee stock option grants;

•
acquisitions of and investments in third parties are allowed without consent of the lenders, provided they do not exceed $15 million in the aggregate in any fiscal year or $30 million in any rolling three year period. If the cash price of any acquisition exceeds $15 million, lenders representing at least 50% of the total commitments under the facility must approve the transaction;

•	letters of credit issued by the lender reduce the amount available under the line of credit.

Letters of credit aggregating $3.9 million have been issued under the new senior credit facility, and short-term investments of $3.9 million have been pledged as collateral and are held in a segregated account with the lender.

On August 5, 2002, the company borrowed $15 million under this new facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and other financial information contained elsewhere and incorporated by reference in this report on Form 10-Q, including our Annual Report on Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report on Form 10-Q, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions, estimates and projections about Getty Images, Inc. and its industry and are made on the basis of management’s views as of the time the statements are made. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in our Annual Report on Form 10-K for 2001 under “Factors That May Affect the Business,” as well as those set forth below under the same heading. Except as required by law, the company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in the reports or documents that the company files from time to time with the Securities and Exchange Commission.

In this Quarterly Report, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

GENERAL

The company is a leading provider of high quality, relevant imagery and related services to creative professionals at advertising agencies, graphic design firms, corporations, and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers.

We generate our revenue from granting rights to use images and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving granting rights to use single still images, video and film clips or pre-packaged CD-ROM products containing between 100 and 300 images. We also generate revenue from subscription or bulk purchase agreements under which customers are provided access to imagery online.

Still imagery that the company licenses can be broken down into three major collections: royalty-free, rights-managed, and news and sports. Royalty-free images are licensed on a nonexclusive basis and can be used for multiple projects over an unlimited time period. License fees for pre-packaged royalty-free CD-ROM products are generally the same for each licensee, while license fees for single royalty-free images differ depending on the file size of the selected image. For the second quarter of 2002, the average license fee for a single image from our largest royalty-free collection was approximately $99, and average gross margin on all royalty-free licenses was approximately 84%.

Rights-managed images are licensed on a use-by-use basis and generally have higher license fees based on the specific intended use of the image, including type of media, total print run, geographical distribution, and level of rights protection. For the second quarter of 2002, the average license fee for a single rights-managed image was approximately $500, and average gross margin was approximately 67%.

News and sports imagery is licensed on a single image or subscription basis. Because many of these images are sold on a subscription basis, average license fee is not meaningful. However, average gross margin for all news and sports images licensed in the second quarter of 2002 was approximately 85%.

The company also licenses moving imagery, or motion, which may be royalty-free or rights-managed, with fees based on the specific intended use of the image, including market, geographic area and duration of use. For the second quarter of 2002, the average license fee for a rights-managed motion clip in North America was approximately $535, and average gross margin was approximately 72%.

Our cost of sales primarily consists of commission payments to contributing photographers and cinematographers. These suppliers are under contract with the company and typically receive payments of up to 50% of the sales value, depending on the collection (as discussed above), how the imagery is delivered (digital delivery via download results in a lower commission), and where the imagery is licensed (licenses outside a contributor’s home territory result in lower commissions). We own a significant number of the images in our collections, and these images do not require commission payments.

Aside from direct licensing to customers, the company licenses images through agents worldwide. These agents typically earn 40% of the license fee, and we recognize the remaining 60% as revenue. Commissions paid to contributors on agent sales are generally 50% of the company’s share of the license fee (generally 30% of the total license fee). This results in an average gross margin of approximately 50% on agent sales.

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

Integration Costs and Loss on Impairment of Assets

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

On May 17, 2001, the company terminated the operations of a subsidiary, Art.com, a provider of framed and unframed art and art-related products on the Internet. In connection with this event, the company recorded integration costs of approximately $1.9 million during the second quarter of 2001, including severance costs and costs to terminate the operations and exit the facilities of Art.com, as well as a loss on the impairment of related assets of $6.5 million.

During the second quarter of 2001, the company also recorded integration costs of $0.9 million, including severance costs and facilities exit costs, relating primarily to the closure of a Canadian office and consolidation of those operations into other offices.

Loss on Impairment of Investments

During the second quarter of 2001, the company wrote off its minority cost basis investment in two small private companies after analyses showed that they suffered other than temporary declines in fair value. These analyses were based upon review of quantitative and qualitative information provided to management, which indicated that these companies would be unable to return the carrying value of the company’s investments. The total of these two impairment charges was $4.2 million.

Changes in Accounting Principles

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” This accounting pronouncement requires the company to discontinue amortization of goodwill as of January 1, 2002 and to test goodwill for impairment on, at least, an annual basis. The following tables present the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the three and six months ended June 30, 2001:

	Three months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
	(In thousands, except percentages and per share amounts)
Net income (loss)	$4,473	3.9	$(23,731)	(20.5)	$28,204	118.8
Earnings (loss) per share:
Basic	0.08	—	(0.46)	—	0.54	—
Diluted	0.08	—	(0.46)	—	0.54	—

Net income (loss), adjusted for SFAS No. 142	$4,473	3.9	$(6,936)	(6.0)	$11,409	164.5
Earnings (loss) per share, adjusted for SFAS No. 142:
Basic	0.08	—	(0.13)	—	0.21	—
Diluted	0.08	—	(0.13)	—	0.21	—

	Six months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
	(In thousands, except percentages and per share amounts)
Net income (loss)	$7,153	3.1	$(38,290)	(15.8)	$45,443	118.7
Earnings (loss) per share:
Basic	0.14	—	(0.74)	—	0.88	—
Diluted	0.13	—	(0.74)	—	0.88	—

Net income (loss), adjusted for SFAS No. 142	$7,153	3.1	$(4,694)	(1.9)	$11,847	252.4
Earnings (loss) per share, adjusted for SFAS No. 142:
Basic	0.14	—	(0.09)	—	0.23	—
Diluted	0.13	—	(0.09)	—	0.22	—

In the first half of 2002, the company performed the transitional impairment test for its single reporting unit, as required by SFAS No. 142, and noted no impairment of goodwill. The company is required to repeat this test on an annual basis and between annual tests in certain circumstances. When assessing impairment, the company must determine the estimated implied fair value of its goodwill. Determining fair value involves significant assumptions and estimates based on management’s best judgments of current and future circumstances. As circumstances change, it is at least reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the calculation of income from operations.

RESULTS OF OPERATIONS

Below are selected financial highlights from the company’s unaudited results of operations and corresponding management discussion. Pro forma results represent the results of the consolidated company less the results of Art.com and ARA, if applicable. All figures are shown in thousands, except percentages.

2002 Quarterly Results Compared to 2001 Quarterly Results

Sales

	Three months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Sales—as reported	$113,298	100.0	$115,856	100.0	$(2,558)	(2.2)
Sales—pro forma	113,298	100.0	113,956	100.0	(658)	(0.6)

The sales decline from 2001 to 2002 reflected mainly volume decreases, offset in part by sales price increases. The sales volume decreases were due to continuation of the downturn in the advertising and media sectors brought on in 2001 by general economic conditions in the United States (U.S.) and abroad. Sales were down for the second quarter year over year in many geographic areas, particularly in the United Kingdom (U.K.), where sales were down $1.2 million or 8%.

Sales of rights-managed still images and royalty-free still images comprised 57% and 26% of sales, respectively, for the second quarter of 2002 as compared to 55% and 27% of sales, respectively, for the second quarter of 2001. The percentage of rights-managed sales increased over the prior year, as the company focused on enhancing its rights-managed image collection. In addition, customers were not as price sensitive as expected in a budget conscious economic climate, but instead focused on obtaining the right images for their needs. This contributed to an increase in the percentage of sales of higher priced rights-managed images and a decrease in the percentage of sales of lower priced royalty-free images. During the second half of 2002, the company will focus on improving the depth and quality of its royalty-free collection.

Gross Profit and Gross Margin

	Three months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Gross profit—as reported	$83,306	73.5	$83,532	72.1	$(226)	(0.3)
Gross profit—pro forma	83,306	73.5	82,694	72.6	612	0.7

Despite a slight decline in sales year over year, the company’s gross profit was nearly flat as a result of increased gross margin. This increase in gross margin was due to increased licensing of company owned images and an increase in the percentage of images digitally delivered over the Internet.

Selling, General and Administrative Expenses (SG&A)

	Three months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
SG&A—as reported	$52,181	46.1	$60,911	52.6	$(8,730)	(14.3)
SG&A—pro forma	52,181	46.1	59,232	52.0	(7,051)	(11.9)

Selling, general and administrative expenses were lower for the second quarter of 2002 due mainly to a decline in advertising and marketing spending of approximately $4 million and a reduction of approximately $3 million in payroll and related costs, offset in part by a $2.5 million increase in bad debt expense.

Advertising and marketing expenses were down year over year due to conscious reductions in spending and reduced catalog costs.

Full time equivalent employees at June 30, 2002 and 2001 were approximately 1,707 and 2,335, respectively, a decline of 628 employees or 27% of the workforce year over year. Payroll and related expenses declined year over year, but not proportional to the decline in headcount. This is due to raises effective in April 2002 and increased commissions paid to sales personnel.

In accordance with the company’s accounting policies, an additional provision for bad debts was recorded in the second quarter of 2002 related to deterioration in the aging of customer accounts receivable.

Depreciation

	Three months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Depreciation—as reported	$15,720	13.9	$14,263	12.3	$1,457	10.2
Depreciation—pro forma	15,720	13.9	13,548	11.9	2,172	16.0

Depreciation increased from the second quarter of 2001 due mainly to capital expenditures for new enterprise systems implemented worldwide beginning in the fourth quarter of 2001 and other technology investments. Management expects depreciation in 2002 to continue to increase as recent capital investments are placed in service, and as investments continue to be made in technology, such as upgrades in website architecture and functionality, though at a significantly lower level than in the past.

Amortization

	Three months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Amortization—as reported	$4,625	4.1	$17,991	15.5	$(13,366)	(74.3)

Amortization decreased year over year due to the cessation of goodwill amortization in accordance with SFAS No. 142, offset in part by the inclusion of $3.3 million in amortization of deferred catalog costs in the second quarter of 2002. Goodwill amortization for the second quarter of 2001 was $16.8 million.

Catalog amortization will be approximately $1.7 million in the third quarter of 2002, after which deferred catalog costs will be fully amortized. Management expects that amortization of identifiable intangible assets may increase gradually over time as the company acquires or develops intangible assets such as trademarks, tradenames, patents, copyrights, customer lists and covenants not to compete.

Income/Loss from Operations

	Three months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Income (loss) from operations—as reported	$10,780	9.5	$(18,974)	(16.4)	$29,754	156.8
Income (loss) from operations—pro forma	10,780	9.5	(9,211)	(8.1)	19,991	217.0

Income from operations increased in the second quarter of 2002 over the same period in 2001 due to the cessation of goodwill amortization, lower SG&A expenses, and investment losses incurred only in 2001, offset in part by lower sales and increased depreciation expense, as discussed above. The pro forma loss from operations in 2001 is significantly lower than the reported loss due mainly to integration costs related to the disposal of Art.com in 2001, as discussed in the “General” section above.

Income Taxes

	Three months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Income tax expense (benefit)—as reported	$2,962	2.6	$(3,440)	(3.0)	$6,402	186.1
Income tax expense—pro forma	2,962	2.6	388	0.3	2,574	664.2

The effective tax rate used to calculate income taxes for the second quarter of 2002 was 39.8%, while the rate for 2001 was 39.2% on income before non-deductible amortization of goodwill. Income tax expense increased from the second quarter of 2001 primarily because of increased income before non-deductible amortization of goodwill and certain identifiable intangible assets.

2002 Year-to-Date Results Compared to 2001 Year-to-Date Results

Sales

	Six months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Sales—as reported	$227,150	100.0	$241,643	100.0	$(14,493)	(6.1)
Sales—pro forma	226,447	100.0	235,984	100.0	(9,537)	(4.0)

The sales decline from the first half of 2001 to the first half of 2002 reflected mainly volume decreases, offset in part by sales price increases. The sales volume decreases were due to continuation of the downturn in the advertising and media sectors brought on in 2001 by general economic conditions in the U.S. and abroad. Sales were down year over year in many geographic areas, particularly in the U.S., and in the U.K., where sales were down $3.0 million or 9%.

Sales of rights-managed still images and royalty-free still images comprised 57% and 26% of sales, respectively, for the first half of 2002 as compared to 54% and 27% of sales, respectively, for the first half of 2001. These percentages fluctuated due to the same factors that caused fluctuation in second quarter sales mix year over year.

Gross Profit and Gross Margin

	Six months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Gross profit—as reported	$167,065	73.5	$173,695	71.9	$(6,630)	(3.8)
Gross profit—pro forma	166,721	73.6	171,075	72.5	(4,354)	(2.5)

The company’s gross profit decreased $6.6 million from the prior year due to a decline in sales, partially offset by an increase in gross margin. This increase in gross margin was due to increased licensing of company owned images and an increase in the percentage of images digitally delivered over the Internet.

Selling, General and Administrative Expenses (SG&A)

	Six months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
SG&A—as reported	$105,353	46.4	$122,437	50.7	$(17,084)	(14.0)
SG&A—pro forma	104,762	46.3	116,922	49.5	(12,160)	(10.4)

Selling, general and administrative expenses were lower for the first half of 2002 due mainly to a decline in advertising and marketing spending of approximately $8 million and a reduction of approximately $6 million in payroll and related costs, offset in part by a $3.7 million increase in bad debt expense. SG&A expenses fluctuated in each of these categories year to date for the same reasons that these expenses fluctuated between the second quarters of 2002 and 2001.

Depreciation

	Six months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Depreciation—as reported	$31,064	13.7	$27,492	11.4	$3,572	13.0
Depreciation—pro forma	31,020	13.7	26,028	11.0	4,992	19.2

Depreciation increased for the first half of 2002 from the first half of 2001 due to the same factors that caused depreciation expense to increase for the second quarter of 2002 over the second quarter of 2001.

Amortization

	Six months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Amortization—as reported	$10,619	4.7	$37,269	15.4	$(26,650)	(71.5)

Amortization decreased from 2001 due to the cessation of goodwill amortization in accordance with SFAS No. 142, offset in part by the inclusion of $7.9 million in amortization of deferred catalog costs in the first half of 2002. Goodwill amortization for the first half of 2001 was $33.6 million.

Income/Loss from Operations

	Six months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Income (loss) from operations—as reported	$20,029	8.8	$(26,821)	(11.1)	$46,850	174.7
Income (loss) from operations—pro forma	20,320	9.0	(13,528)	(5.7)	33,848	250.2

Income from operations increased in the first half of 2002 over the same period in 2001 due to the cessation of goodwill amortization, lower SG&A expenses, and investment losses incurred only in 2001, offset in part by lower sales and increased depreciation expense, as discussed above. The pro forma loss from operations in 2001 is significantly lower than the reported loss due mainly to integration costs recorded at Art.com in 2001, as discussed in the “General” section above.

Income Taxes

	Six months ended June 30,				Year over year
	2002	% of sales	2001	% of sales	$ growth	% growth
Income tax expense (benefit)—as reported	$4,733	2.1	$(809)	(0.3)	$5,542	685.0
Income tax expense—pro forma	4,850	2.1	4,403	1.9	447	10.1

The effective tax rate used to calculate income taxes for the first half of 2002 was 39.8%, while the rate for 2001 was 39.2% on income before non-deductible amortization of goodwill. Income tax expense increased from the first half of 2001 primarily because of increased income before non-deductible amortization of goodwill and certain identifiable intangible assets.

Recent Accounting Pronouncement

Effective January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement requires one model for accounting for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more transactions. Adoption of this pronouncement did not have an impact on the company’s reported financial position, results of operations or cash flows, however, it could cause any future long-lived asset disposals to be accounted for or presented in a different manner than in the past.

Effective January 1, 2003, the company will adopt SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement requires that liabilities associated with exit or disposal activities be recognized when the liabilities are incurred and can be measured, as opposed to the date that management commits to the activities. In addition, under the new standard, employee liabilities are to be booked at the present value of expected future cash outflows, and operating lease liabilities are to be booked net of reasonable sublease income, even if it is not management’s intent to sublease the property. As management’s current plans do not include exit or disposal activities, management does not expect this pronouncement to have a significant effect on the company’s financial position, results of operations or cash flows.

Subsequent Events

On July 15, 2002, the company terminated its $100 million senior credit facility with HSBC Investment Company plc and repaid the $20 million outstanding balance.

On July 19, 2002, the company entered into a new senior revolving credit facility with a consortium of banks led by Bank of America, N.A. Key terms and conditions of the new facility are:

•	$85 million revolving credit facility, which may be increased by $40 million within two years of closing at the election of the company without consent of the lenders;

•
secured by all of the capital stock of certain domestic subsidiaries of the company, 65% of the capital stock of certain foreign subsidiaries, and certain assets, primarily trademarks and current assets, of the company and these subsidiaries;

•
primary financial covenants include maintenance of: a maximum leverage ratio of 3.25, stepping down to 3.0 for fiscal quarters ending December 31, 2003 and thereafter; a minimum fixed charge coverage ratio of 1.5; and a minimum consolidated net worth not less than $484.3 million, plus 50% of future consolidated quarterly net income, plus 100% of future aggregate increases in stockholders’ equity through the issuance and sale of stock;

•
annual interest rate of either i) LIBOR, plus a spread ranging from 0.875% to 1.625% depending on the company’s leverage ratio or ii) the higher of a) the Federal Funds rate, plus .50% or b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” plus a spread ranging from zero to 0.250% depending on the company’s leverage ratio;

•	commitment fee for unutilized facilities between .25% and .40% annually, depending on the company’s leverage ratio;

•	expires three years after closing;

•
restrictions on payments include no principal payments on any subordinated debt in excess of $25 million, and no purchases of the company’s own stock in excess of the sum of unexercised employee stock options as of the date of the agreement and any future employee stock option grants;

•
acquisitions of and investments in third parties are allowed without consent of the lenders, provided they do not exceed $15 million in the aggregate in any fiscal year or $30 million in any rolling three year period. If the cash price of any acquisition exceeds $15 million, lenders representing at least 50% of the total commitments under the facility must approve the transaction;

•	letters of credit issued by the lender reduce the amount available under the line of credit.

Letters of credit aggregating $3.9 million have been issued under this senior credit facility, and short-term investments of $3.9 million have been pledged as collateral and are held in a segregated account with the lender.

On August 5, 2002, the company borrowed $15 million under this new facility.

FINANCIAL CONDITION

At June 30, 2002, the company held $79.7 million in cash and cash equivalents and $80.0 million in unused credit facilities under a $100.0 million bank line of credit. This line of credit was subsequently replaced, as discussed in the “Subsequent Event” section above.

Working Capital

At June 30, 2002, the company’s working capital was $58.9 million, an increase of $45.6 million from the end of 2001. This growth resulted mainly from an increase in cash and short-term investments of $40.7 million and an increase in accounts receivable of $7.3 million. Accounts receivable increased due to higher sales in the second quarter of 2002 as compared to the fourth quarter of 2001, while cash increased due to collections on these higher sales. Another significant source of cash was $18.1 million in proceeds from the issuance of common stock through stock option exercises. Significant uses of cash during the first half of 2002 were $19.1 million in capital expenditures and $6.9 million in interest payments, as well as payments of accounts payable and accrued expenses.

Liquidity and Capital Resources

Management expects to invest approximately $40 million in capital expenditures during 2002, including the $19.1 million invested during the first half of the year. Existing cash and short-term investment balances, cash flows provided by operating activities and borrowing capacity are expected to be sufficient to fund operations, capital expenditures and debt servicing requirements for at least the following 12 months.

Cash flows from operating activities are subject to many risks, particularly those discussed below under “Factors That May Affect the Business.” Should the company require funds beyond current cash and short-term investment balances and cash flows from operating activities, additional amounts would be drawn down under the new senior credit facility discussed under the “Subsequent Events” heading above. These borrowings would be subject to risks, particularly maintenance of the financial covenants also discussed above. Management believes the company is currently in compliance with these covenants.

FACTORS THAT MAY AFFECT THE BUSINESS

Our Business Could be Affected by a Failure to Successfully Complete the Implementation of New Enterprise Systems.

As a result of the acquisition strategy we have pursued since our inception in 1995, we have focused significant resources and attention on integrating acquired businesses. The integration focused on the installation and development of new enterprise systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interface, and other corporate administrative functions for the continued transformation and consolidation of company-wide systems. The October 2001 launch of gettyimages.com marked a significant milestone in the company-wide initiative to integrate the company’s Web offerings and business processes, as did the February 2002 launch of localized language websites and commerce systems in France, Germany and the United Kingdom (U.K.), and the migration of royalty-free stock photography products to the gettyimages.com website. Additional localized language capability was added to gettyimages.com in July 2002, and we will continue to enhance the site in the future. However, our future performance will largely depend on our ability to complete the implementation of new enterprise systems for our finance, sales and customer database systems. These implementations create risks such as:

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

We cannot guarantee that we will successfully complete the implementation of the new enterprise systems.

We May Not be Able to Respond to Rapid Technological Changes Relating to the Internet.

To be successful, we must adapt to rapidly changing Internet technologies by continually enhancing our products and services and introducing new services to address the changing needs of our customers. We could incur substantial development or acquisition costs if we are required to modify our services or infrastructure significantly. If we are unsuccessful in adapting to these changes or evolving technologies, or do not sufficiently increase the features and functionality of our products and services, our customers may ultimately switch to the product and service offerings of our competitors.

We May Not be Able to Compete Effectively Against Our Existing or Potential Competitors.

The visual content industry is highly competitive. We compete directly with a number of large and small visual content companies and commissioned photographers to provide imagery to businesses. We believe that the principal competitive factors in the visual content industry are name recognition, company reputation, the quality, relevance and diversity of the images, the quality of the contributing photographers and cinematographers under contract with a company, effective use of developing technology, customer service, pricing, accessibility of imagery, distribution capability and speed of fulfillment. Some of our existing and potential competitors may have or may develop superior financial, marketing and other resources or greater name recognition than we have, or other such competitive advantages.

Our future performance also depends on our ability to review and refresh our collections based on current and future trends in order to provide our customers with the most relevant content. Many of our customers are sensitive to the latest trends and require current content to meet their needs. If we fail to determine such trends and add relevant new imagery in a timely manner, customers requiring such content may use other visual content providers to obtain imagery.

We May Not Succeed in Establishing the “Getty Images” Brand.

Historically, we have marketed each of the company’s collections as its own brand. We have consolidated those collections and the associated Web-based offerings, technology platforms and business practices under the “Getty Images” brand name. Continued positioning of the “Getty Images” brand will largely depend on the success of our advertising and promotional activities and our ability to provide customers with high quality products and strong customer service. We believe that a favorable customer reception and brand positioning is important to our future success. Additionally, securing the “Getty Images” trademark is an important part of the branding strategy, and barriers arising from third parties or trademark officials in various countries may hinder our effort to secure trademarks in key markets or trademark classes.

Our Right to Use the “Getty” Trademarks is Subject to Forfeiture in the Event We Experience a Change of Control.

We own trademarks and trademark applications for the names “Getty Images” and “Getty,” and derivatives of those names and the related logo. We use “Getty Images” as a corporate identity, as do certain of our subsidiaries, and we use “Getty Images” as a product and service brand. We refer to the above as the “Getty Trademarks.” In the event that a third party or parties not affiliated with the Getty family acquire control of us, Getty Investments L.L.C. (Getty Investments) has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Trademarks, after which time we no longer would have the right to use them. Getty Investments’ right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

Getty Investments owns approximately 17% of the outstanding shares of our common stock as of June 30, 2002. Mr. Mark Getty, our Executive Chairman serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan Klein, our Chief Executive Officer, and Mr. Andrew Garb, a member of our Board of Directors, serve on the Board of Directors of Getty Investments.

Our Quarterly Financial Results and Stock Price May Fluctuate.

Historical trends and quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance.

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, including those listed in this Risk Factors section and the following:

•	demand for our existing and new products and services, and those of our competitors;

•	changes in our pricing policies and the pricing policies of our competitors;

•	a continued or prolonged slowdown in advertising or media spending;

•	changes in the sales mix of our products and services, including the mix of sales of analog and digital imagery, company owned and licensed imagery, and the geographic distribution of such sales;

•	our ability to attract visitors to our websites and the frequency of repeat purchases by our customers;

•	shifts in the nature and amount of publicity about us, our competitors or the visual content industry;

•	changes in the growth rate of Internet commerce;

•	the effect of fluctuations in foreign exchange rates on the results of our operations outside the U.S.;

•	costs related to potential acquisitions of technology or businesses; and

•	changes in U.S. and global capital markets and economies, or in applicable tax laws and regulations.

Because of these risks and others, it is possible that some future quarterly results may be below or above the expectations of public market analysts and investors.

Impairment of the Value of Significant Assets Could Have an Adverse Impact on Our Operating Results.

Our operating results and earnings in future periods may be adversely affected as a result of impairments to the reported value of certain significant assets, the valuation of which require management’s most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain.

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, and are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2002, the company had net deferred tax assets of $64.3 million, net of a valuation allowance of $16.6 million. Although realization is not assured, management believes, based on its current estimates of future taxable income for its U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards. In the event that actual results differ from management’s expectations, the valuation allowance could materially change, directly impacting our financial position and results of operations. If domestic taxable income is not earned as planned, the domestic tax loss carryforwards will expire from 2018 to 2021, and the company may be required to take the balance through the income statement as income tax expense in advance of the expiration of the loss carryforwards.

Goodwill and Identifiable Intangible Assets

Intangible assets comprise goodwill and identifiable intangible assets. Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Identifiable intangible assets consist mainly of film libraries, trademarks, tradenames and copyrights and customer lists. The net balance of goodwill and identifiable intangible assets at June 30, 2002 was $634.7 million. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This accounting pronouncement required us to cease amortization of goodwill, and alternatively test the goodwill balance for impairment annually and between annual tests in certain circumstances. Should the company determine at some point in the future that all or a portion of the goodwill or identifiable intangible assets balances are impaired, the company would be required to write off the impaired portion through the income statement in the period of that determination.

Certain Assets

The useful lives of certain of the company’s assets, including capitalized image duplication and digitization costs (included within property and equipment), are based upon the estimated period over which the assets are expected to provide benefit to the company. This future benefit is inherently uncertain, and therefore, the lives of these assets require management’s most difficult judgments. The balance of image duplicates and digitization, net of accumulated depreciation, was $37.2 million at June 30, 2002 and is being depreciated over useful lives of two to four years. Should the company determine at some point in the future that the useful lives of these assets are shorter than previously determined, the company would be required to accelerate the depreciation, or possibly write off the impaired portion, of the undepreciated balance of such assets.

Our Indebtedness Could Reduce Our Flexibility and Make Us More Vulnerable to Economic Downturns.

Our level of indebtedness may pose substantial risks to our security holders, including the risk that we may not be able to generate sufficient cash flow to satisfy our obligations under our indebtedness or to meet our capital requirements. A portion of our cash flow from operations will be dedicated to the payment of principal and interest on any amounts outstanding under our senior credit facility and on our 5.0% convertible subordinated notes due in 2007. Our ability to service our indebtedness will depend on our future performance, which will be affected by general economic conditions and financial, business and other factors, many of which are beyond our control. Such indebtedness could have important consequences to our security holders, including the following:

•	our ability to make principal and interest payments on the notes could be negatively impacted;

•	our flexibility in planning for, or reacting to, changes in our business and competition could be reduced; and

•	we may be more vulnerable to economic downturns.

We currently anticipate that our available cash resources and cash flow from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the following 12 months. However, changes in U.S. and global capital markets, including significant fluctuations in interest rates and the price of our equity securities, or results of our operations may impede our access to, or increase the cost of, external financing for our operations and any acquisitions.

Certain of Our Stockholders Can Exercise Significant Influence Over Our Business and Affairs and May Have Interests That Are Different Than Yours.

Some of our stockholders own substantial percentages of the outstanding shares of our common stock.

The Getty Group collectively owned approximately 19% of the outstanding shares of our common stock as of June 30, 2002, and comprises the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark Getty, our Executive Chairman; and Mr. Jonathan Klein, our Chief Executive Officer.

The Torrance Group collectively owned approximately 5% of the outstanding shares of our common stock as of June 30, 2002, and comprises the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (the former wife of Mr. Torrance); and certain of their family members.

Pursuant to shareholder agreements among us, the Getty Group and the Torrance Group, none of the members of the Getty Group or the Torrance Group may transfer certain of their shares of our common stock except in accordance with the terms of those agreements.

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

Systems Security Risks and Concerns May Harm Our Business.

A significant barrier to e-commerce and online communications is the secure transmission of confidential information over public networks. Developments in computer capabilities, viruses, and advances in the field of cryptography or other events could result in compromises or breaches of our security systems or those of other websites, jeopardizing our proprietary and confidential information, or causing potentially serious interruptions in our services, sales or operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Additionally, any well-publicized compromises of our security system or the Internet generally may reduce our customers’ desire to transact business over the Web.

We May Experience System Failures and Service Interruptions on Our Websites That Could Result in Adverse Publicity, Customer Dissatisfaction and Revenue Losses.

A key component of our growth strategy is the increased digitization of our imagery and the distribution of such imagery and related products and services over the Internet. As a result, our revenues are dependent on the ability of our customers to access our websites, including the gettyimages.com website. In the past, we have experienced infrequent system interruptions that made certain websites unavailable or prevented us from efficiently taking or fulfilling orders. While we have made improvements in this area, we cannot guarantee that we can prevent these interruptions in the future. System failures or interruptions will inconvenience our users and may result in negative publicity and reduce the volume of images we license online and the attractiveness of our online products and services to our customers.

We will need to continue adding software and hardware, and continue to upgrade our enterprise systems and network infrastructure to accommodate increased traffic on our websites and increased sales volume. Without these upgrades, we may face additional system interruptions, slower response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in our financial reporting. We cannot project the precise rate or timing of any increases in traffic or sales volume on our websites and, therefore, the integration, timing and cost of these upgrades are uncertain.

The computer and communications hardware necessary to operate our corporate functions are located in metropolitan locations worldwide. Any of these systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. We do not have full redundancy for all of our computer and telecommunications facilities.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to a variety of market risks, primarily related to fluctuations in interest rates and foreign currency rates. Please see a full discussion of these risks under this same heading in the company’s Annual Report on Form 10-K for 2001.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our debt instruments, the largest of which is a fixed rate borrowing. The book values, before unamortized debt issuance costs, and respective fair values of material long-term debt obligations are shown in the table below:

					Fair Value
	Maturities				June 30, 2002	Dec. 31, 2001
	2002	2003	2007	Total
	(In thousands, except percentages)
Fixed rate debt	$—	$—	$250,000	$250,000	$209,063	$219,947
Average year to date interest rate	—	—	5.00%	5.00%	5.00%	4.99%
Variable rate debt	$20,000	—	—	$20,000	$19,810	$19,865
Average year to date interest rate	3.14%	—	—	3.14%	3.14%	5.74%

Foreign Currency Risk

The company had no outstanding foreign exchange contracts or related deferred gains or losses as of June 30, 2002.

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

Item 2.    Changes in Securities and Use of Proceeds

On May 13, 2002, the company issued 443,839 shares of its common stock, in connection with the conversion into common stock of $12.7 million in convertible 4.75% subordinated notes that were due in June 2003.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on Tuesday, May 21, 2002, in Seattle, Washington, at which the following matters were submitted to a vote of the shareholders:

(a)	Votes regarding the election of two directors for a term expiring in 2005 were as follows:

Term expiring in 2005	For	Withheld
Mark H. Getty	44,731,473	1,460,472
Christopher H. Sporborg	45,514,857	677,088

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2003	Term Expiring in 2004
Mark Torrance	James N. Bailey
Jonathan D. Klein	Andrew S. Garb

(b)	Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company to serve for the fiscal year ending December 31, 2002 were as follows:

For	Against	Abstentions and Broker Non-Votes
43,952,643	415,773	1,823,529

(c)	Votes on a proposal to amend our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 75 million to 100 million were as follows:

For	Against	Abstentions and Broker Non-Votes
45,470,101	714,093	7,751

(d)	Votes on a proposal to amend and restate the Amended and Restated Getty Images, Inc. 1998 Stock Incentive Plan were as follows:

For	Against	Abstentions and Broker Non-Votes
45,004,077	1,182,229	5,639

Item 5.    Other Information

On June 13, 2002, the Board of Directors elected Michael A. Stein as the seventh member of the Board. Mr. Stein is vice president and chief financial officer of ICOS Corporation. Prior to joining ICOS in January 2001, Mr. Stein was executive vice president and chief financial officer of Nordstrom, Inc. Mr. Stein also spent nearly 10 years with Marriott International, Inc., serving as executive vice president and chief financial officer from 1993 until 1998. Prior to Marriott, he spent 18 years with Arthur Andersen LLP, where he was a partner. In addition to managing the commercial group in the Washington, D.C. office, he also served as an area director of the firm’s International Merger and Acquisition Program and was a member of the firm’s U.S. Committee on Professional Standards.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Reference is made to the Index of Exhibits beginning on page 30 for a list of all exhibits filed as part of this report.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.
August 12, 2002

	By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1	*	Restated Certificate of Incorporation of Getty Images

3.2	*	Bylaws of Getty Images, Inc.

10.1		Employment Agreement between Getty Images, Inc. and A.D. “Bud” Albers, dated January 2, 2002(1)

10.2	*	Employment Agreement between Getty Images, Inc. and Elizabeth J. Huebner, dated August 1, 2002

10.3	*	Credit Agreement, dated July 19, 2002, between Getty Images, Inc. and Bank of America, N.A.

10.4	*	Getty Images, Inc. 1998 Stock Incentive Plan

99.1	*	Certification by Jonathan D. Klein, CEO

99.2	*	Certification by Elizabeth J. Huebner, CFO

(1)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
*	Filed herewith.