Form 10-Q
period 2002-09-30
GETTY IMAGES INC
filed 2002-11-12
CIK 1047202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  Yes  ☒  No  ☐

As of November 1, 2002 there were 53,606,376 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GETTY IMAGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Sales	$118,189	$107,505	$345,339	$349,148
Cost of sales	33,449	27,941	93,534	95,888

Gross profit	84,740	79,564	251,805	253,260
Selling, general and administrative expenses	51,564	57,792	156,916	180,229
Depreciation	15,073	14,676	46,137	42,168
Amortization	3,070	18,546	13,689	55,816
Loss on sale of a business	—	—	812	—
Integration and restructuring costs and loss on impairment of assets	—	4,776	—	18,094

Income (loss) from operations	15,033	(16,226)	34,251	(43,047)
Interest expense	(3,505)	(4,244)	(11,660)	(12,934)
Interest income	515	540	1,078	1,729
Exchange losses, net	(409)	(618)	(144)	(1,315)
Other expense, net	(25)	(227)	(30)	(84)
Loss on impairment of investments	—	—	—	(4,224)

Income (loss) before income taxes	11,609	(20,775)	23,495	(59,875)
Income tax (expense) benefit	(4,793)	2,541	(9,526)	3,350

Net income (loss)	$6,816	$(18,234)	$13,969	$(56,525)

Earnings (loss) per share:
Basic	$0.13	$(0.35)	$0.26	$(1.09)
Diluted	0.13	(0.35)	0.25	(1.09)

Weighted-average shares outstanding:
Basic	53,525	51,870	52,871	51,653
Diluted	54,217	51,870	55,207	51,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2002	December 31, 2001
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$67,243	$46,173
Short-term investments	28,476	—
Accounts receivable, net	76,864	71,162
Inventories	2,249	3,404
Deferred catalog costs	—	8,253
Prepaid expenses	8,573	7,199
Deferred income taxes, net	9,467	9,430
Other current assets	5,149	5,020

Total current assets	198,021	150,641
Property and equipment, net	133,359	147,653
Goodwill	603,011	600,428
Identifiable intangible assets, net	30,507	36,031
Deferred income taxes, net	54,908	55,638
Other long-term assets	3,760	2,690

Total assets	$1,023,566	$993,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$51,840	$50,913
Accrued expenses	45,632	52,011
Income taxes payable	14,617	14,498
Current portion of long-term debt	33	19,944

Total current liabilities	112,122	137,366
Long-term debt	258,682	256,215

Total liabilities	370,804	393,581

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 per share par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 per share par value, 100,000 shares authorized, 53,484 outstanding at September 30, 2002 and 51,924 outstanding at December 31, 2001	534	519
Exchangeable preferred stock, no par value, 5,000 shares authorized, 45 outstanding at September 30, 2002 and 85 outstanding at December 31, 2001	1	1
Additional paid-in capital	1,000,384	969,134
Accumulated deficit	(346,769)	(360,738)
Accumulated other comprehensive loss	(1,388)	(9,416)

Total stockholders’ equity	652,762	599,500

Total liabilities and stockholders’ equity	$1,023,566	$993,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Number of shares of common stock $0.01 par value	Number of shares of exchangeable preferred stock no par value	Common stock	Exchangeable preferred stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(In thousands)
Balance at December 31, 2001	51,924	85	$519	$1	$969,134	$(360,738)	$(9,416)	$599,500
Net income	—	—	—	—	—	13,969	—	13,969
Translation adjustment	—	—	—	—	—	—	8,028	8,028

Comprehensive income								21,997

Stock options exercised	1,070	—	11	—	18,175	—	—	18,186
Stock options accelerated	—	—	—	—	39	—	—	39
Issuance of shares upon conversion of debt	444	—	4	—	12,921	—	—	12,925
Issuance of shares for acquisition of assets	6	—	—	—	115	—	—	115
Exchange of shares	40	(40)	—	—	—	—	—	—

Balance at September 30, 2002	53,484	45	$534	$1	$1,000,384	$(346,769)	$(1,388)	$652,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,969	$(56,525)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	59,826	97,984
Deferred income taxes	2,240	1,287
Bad debt expense	5,412	2,169
Amortization of debt issuance costs	1,546	1,479
Loss on impairment of assets	—	6,465
Loss on impairment of investments	—	4,224
Tax benefit from employee stock option exercises	—	1,161
Other items	145	(2,382)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(8,925)	(4,398)
Inventories	498	2,516
Accounts payable and accrued expenses	(7,217)	(17,845)
Income taxes	522	(7,990)
Other	(2,807)	(4,151)

Net cash provided by operating activities	65,209	23,994

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(28,944)	(58,611)
Acquisition of short-term investments	(28,598)	—
Acquisition of intangible assets	(912)	(1,745)
Proceeds from the sale of long-lived assets	—	2,495
Acquisition of businesses, net of cash acquired	—	(736)
Other	65	—

Net cash used in investing activities	(58,389)	(58,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(20,046)	(485)
Proceeds from the issuance of common stock	18,186	6,566
Proceeds from the issuance of long-term debt	15,000	—
Debt issuance costs	(714)	—

Net cash provided by financing activities	12,426	6,081

Effects of exchange rate differences	1,824	1,604

Net increase (decrease) in cash and cash equivalents	21,070	(26,918)
Cash and cash equivalents, beginning of period	46,173	65,894

Cash and cash equivalents, end of period	$67,243	$38,976

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses or intangibles with common stock	$115	$2,458
Conversion of debt into common stock	12,925	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GETTY IMAGES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments include: i) determining the appropriate level of deferred tax asset valuation allowances; ii) the designation of certain intercompany balances with foreign subsidiaries as long-term investments; iii) the appropriateness of the valuation and useful lives of long-lived assets, including intangible assets, and iv) the appropriateness of the valuation of the allowance for doubtful accounts, accruals for abandoned and subleased property, and accruals for integration activities. These judgments are difficult as matters that are inherently uncertain directly impact the accounting for these items. Actual results may vary from management’s estimates and assumptions.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based upon the weighted-average number of common shares outstanding during each period. For the periods in which the company incurred a net loss, diluted loss per share was calculated based on the same number of shares as basic loss per share. For the periods in which the company incurred net income, diluted earnings per share was calculated based on the shares used to calculate basic earnings per share plus the dilutive effect of certain stock options.

Approximately 7.2 million, 9.5 million, 3.6 million and 4.8 million other common shares potentially issuable from stock options for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively, are excluded from the computation, because they are anti-dilutive. Also excluded for the three and nine months ended September 30, 2002 and for all other periods presented are 4.1 million and 4.5 million common shares, respectively, potentially issuable from convertible subordinated notes, because they are anti-dilutive.

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

(In thousands)
Goodwill at December 31, 2001	$600,428
Reclassifications upon adoption of SFAS No. 142	2,583

Goodwill at March 31, June 30 and September 30, 2002	$603,011

SFAS No. 142 also requires the company to discontinue amortization of goodwill as of January 1, 2002. The following table presents the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the three and nine months ended September 30, 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net income (loss):
As reported	$6,816	$(18,234)	$13,969	$(56,525)
Add back: Amortization of goodwill	—	16,529	—	49,594
Add back: Amortization of workforce in place, net of taxes	—	265	—	797

As adjusted	$6,816	$(1,440)	$13,969	$(6,134)

Earnings (loss) per share—basic:
As reported	$0.13	$(0.35)	$0.26	$(1.09)
Add back: Amortization of goodwill	—	0.31	—	0.96
Add back: Amortization of workforce in place, net of taxes	—	0.01	—	0.01

As adjusted	$0.13	$(0.03)	$0.26	$(0.12)

Earnings (loss) per share—diluted:
As reported	$0.13	$(0.35)	$0.25	$(1.09)
Add back: Amortization of goodwill	—	0.31	—	0.96
Add back: Amortization of workforce in place, net of taxes	—	0.01	—	0.01

As adjusted	$0.13	$(0.03)	$0.25	$(0.12)

Basic shares outstanding:
As reported and as adjusted	53,525	51,870	52,871	51,653
Diluted shares outstanding:
As reported and as adjusted	54,217	51,870	55,207	51,653

In the first half of 2002, the company performed the transitional impairment test for its single reporting unit, as required by SFAS No. 142, and noted no impairment of goodwill. The company is required to repeat this test on an annual basis and between annual tests in certain circumstances. The company selected August 31 as its annual valuation date and noted no impairment when performing the valuation test as of this date in 2002. When assessing impairment, the company must determine the estimated implied fair value of its goodwill. Determining fair value involves significant assumptions and estimates based on management’s best judgments of current and future circumstances. As circumstances change, it is at least reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the calculation of income from operations.

Short-term Investments

Short-term investments at September 30, 2002 consisted of $24.6 million in held-to-maturity corporate bonds, carried at amortized cost, and $3.9 million in certificates of deposit, carried at cost. Unamortized bond premium at September 30, 2002 was nominal.

Accounts Receivable

Accounts receivable represents trade receivables, net of provisions for doubtful accounts of $20.5 million and $20.9 million at September 30, 2002 and December 31, 2001, respectively. The provisions recorded during the three months ended September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001, were $1.0 million, $1.4 million, $5.4 million and $2.2 million, respectively.

Catalogs

As part of its marketing efforts, the company produces and distributes catalogs containing images offered through its creative professional and editorial collections. The costs of producing these catalogs through September 30, 2001, were deferred and amortized over the period during which revenue was generated by the catalog images.

In the fourth quarter of 2001, the company began the implementation of new financial information systems. These new systems are not capable of directly associating image revenue with specific catalogs. Accordingly, as required by American Institute of Certified Public Accountants Statement of Position No. 93-7 “Reporting on Advertising Costs,” catalog production costs are deferred and expensed upon initial distribution of each catalog effective October 1, 2001.

Amortization of deferred catalog costs of $1.7 million and $9.6 million for the three and nine months ended September 30, 2002, respectively, was included in amortization expense, while catalog amortization of $2.7 million and $8.8 million for the three and nine months ended September 30, 2001, respectively, was included in selling, general and administrative expenses. Direct catalog production costs of $2.1 million and $5.4 million for the three and nine months ended September 30, 2002, respectively, were included in selling, general and administrative expenses, while direct catalog production costs of $0.5 million and $4.4 million for the three and nine months ended September 30, 2001, respectively, were capitalized into deferred catalog costs.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation of approximately $224.2 million and $194.7 million at September 30, 2002 and December 31, 2001, respectively.

Identifiable Intangible Assets

Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 10 years. The gross carrying amounts and related accumulated amortization as of the most recent quarter-end and year-end were as follows:

	As of September 30, 2002		As of December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(In thousands)
Film libraries	$16,260	$4,442	$16,260	$3,223
Customer lists	14,935	4,999	13,530	3,355
Trademarks/tradenames/copyrights	11,268	3,346	11,154	2,509
Other identifiable intangible assets	1,862	1,031	10,330	6,156

	$44,325	$13,818	$51,274	$15,243

Amortization expense for identifiable intangible assets was $1.3 million and $4.1 million for the three and nine months ended September 30, 2002, respectively. Expected amortization expense for identifiable intangible assets for the next five years is as follows:

Year
(In thousands)
2002	$5,571
2003	5,194
2004	5,165
2005	5,068
2006	4,750

Upon adoption of SFAS No. 142, the company reassessed the remaining useful lives of its identifiable intangible assets and determined that no adjustments were necessary. The company is required to evaluate these lives each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. Such revisions would be applied prospectively.

Long-term Debt and Debt Conversion

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

•
annual interest rate of either i) LIBOR, plus a spread ranging from 0.875% to 1.625% depending on the company’s leverage ratio or ii) the higher of a) the Federal Funds rate, plus 0.500% or b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” plus a spread ranging from zero to 0.250% depending on the company’s leverage ratio;

•	commitment fee for unutilized facilities between 0.250% and 0.400% annually, depending on the company’s leverage ratio;

•	expires three years after closing;

•
restrictions on payments include no principal payments on any subordinated debt in excess of $25 million, and no purchases of the company’s own stock in excess of the sum of the number of unexercised employee stock options as of the date of the agreement and any future employee stock option grants;

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

On August 5, 2002, the company borrowed $15 million under this new facility. The annual interest rate on this borrowing was 3.188% at September 30, 2002.

Accrued Loss on Abandoned and Subleased Property

During the fourth quarter of 2001, the company re-evaluated its worldwide facilities requirements and identified excess space in New York, Seattle, San Francisco, Santa Monica, London and Munich. The company recorded a loss and a related accrual of $11.6 million during the fourth quarter to account for future minimum rental payments and costs of subleasing the properties over the remaining lives of the leases, net of expected sublease income. Approximately $5.8 million of this accrual remains at September 30, 2002, and is expected to be paid out in future periods through 2007.

Loss on Sale of a Business

During the first quarter of 2002, the company entered into an agreement to dispose of a subsidiary, American Royal Arts (ARA), a provider of animation art, and accrued a loss of $0.8 million. The assets and liabilities of ARA were written off against the accrued loss upon consummation of the transaction on April 2, 2002. The net assets, results of operations and cash flows of ARA were not significant to the company as a whole.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands)
United States	$59,788	$46,168	$176,114	$157,314
United Kingdom	16,564	15,027	47,179	48,609
Germany	8,819	8,776	25,253	26,711
France	5,561	5,476	16,084	17,541
Canada	3,565	11,187	10,452	34,804
Rest of world	23,892	20,871	70,257	64,169

Total sales	$118,189	$107,505	$345,339	$349,148

In late 2001 and early 2002, the company closed its Canadian offices and transitioned the associated customer accounts to a U.S. office. Many sales that were previously reported as originating in Canada are reported in 2002 as originating in the U.S., leaving only sales with a Canadian billing address reported as Canadian sales above.

Income Taxes and Net Deferred Tax Assets

The effective tax rate used to calculate income tax expense for the first three quarters of 2002 was 40.5%, while the rate used to calculate income tax benefit for 2001 was 39.2%, on income (loss) before non-deductible amortization of goodwill. The increase in the effective tax rate was primarily due to the loss on the sale of a subsidiary for which no income tax benefit is expected to be realized. At

September 30, 2002, the company had $64.4 million in net deferred tax assets, net of a valuation allowance of $16.6 million, which was established in 2001 at $12.8 million and increased by $3.8 million in 2002. The increase in the valuation allowance relates primarily to tax benefits from stock options exercised, which will increase additional paid in capital if realized.

Recent Accounting Pronouncements

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

Effective January 1, 2003, the company will adopt SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement requires that liabilities associated with exit or disposal activities be recognized when the liabilities are incurred and can be measured, as opposed to the date that management commits to the activities. In addition, under the new standard, employee liabilities are to be booked at the present value of expected future cash outflows, and operating lease liabilities are to be booked net of reasonable sublease income, even if it is not management’s intent to sublease the property. As management’s current plans do not include exit or disposal activities, management does not expect this pronouncement to have a significant effect on the company’s financial position, results of operations or cash flows. However, if the company were to incur charges for exit or disposal activities, any charges under SFAS No. 146 would be lower than under previous accounting guidance due to the recording of such amounts at present value.

Subsequent Event

On October 23, 2002, the company announced that the Board of Directors authorized the company to repurchase up to $50 million of its common stock on the open market from time to time over the next six months. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities and restrictive covenants imposed by our senior credit facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and other financial information contained elsewhere and incorporated by reference in this report on Form 10-Q, including our Annual Report on Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report on Form 10-Q, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions, estimates and projections about Getty Images and its industry. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in our Annual Report on Form 10-K for 2001 under

“Factors That May Affect the Business,” as well as those set forth below under the same heading. You should not place undue reliance on forward-looking statements since such statements speak only as of the date they are made. Except as required by law, the company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future development or other events. Readers, however, should carefully review the factors set forth in the reports or documents that the company files from time to time with the Securities and Exchange Commission.

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

Revenue

We generate our revenue from granting rights to use images and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving granting rights to use single still images, film clips or pre-packaged CD-ROM products containing between 100 and 300 images. We also generate revenue from subscription or bulk purchase agreements under which customers are provided access to imagery online.

Still Imagery

The majority of the still imagery that the company licenses can be broken down into three collections: royalty-free, rights-managed, and news and sports. Royalty-free images are licensed on a nonexclusive basis and can be used for multiple projects over an unlimited time period. License fees for pre-packaged royalty-free CD-ROM products are generally the same for each licensee, while license fees for single royalty-free images differ depending on the file size of the selected image. For the third quarter of 2002, the average license fee for a single royalty-free image was approximately $103, and average gross margin was approximately 78%.

Rights-managed images are licensed on a use-by-use basis and generally have higher license fees based on the specific intended use of the image, including type of media, total print run, geographical distribution, and level of rights protection. For the third quarter of 2002, the average license fee for a single rights-managed image was approximately $560, and average gross margin was approximately 66%.

News and sports imagery is mainly editorial (that is, not for resale, trade, packaging, promotion nor advertising), and partially rights-managed, and is licensed on a single image or subscription basis. Because many of these images are sold on a subscription basis, average license fee is not meaningful. However, average gross margin for all news and sports images licensed in the third quarter of 2002 was approximately 85%.

Moving Imagery

The company also licenses moving imagery, or film, which may be royalty-free or rights-managed, with fees based on the specific intended use of the imagery, including market, geographic area and duration of use. For the third quarter of 2002, the average price of a rights-managed film clip in North America was approximately $575, and average gross margin for all film licensed during the quarter was approximately 76%.

Cost of Sales

Our cost of sales primarily consists of commission payments to contributing photographers, cinematographers and third-party image providers. These suppliers are under contract with the company and typically receive payments of up to 50% of the sales value, depending on the collection (as discussed above), how the imagery is delivered (digital delivery via download results in a lower commission), and where the imagery is licensed (licenses outside a contributor’s home territory result in lower commissions). We own a significant number of the images in our collections, and these images do not require commission payments.

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

Loss on Sale of a Business

During the first quarter of 2002, the company entered into an agreement to dispose of a subsidiary, American Royal Arts (ARA), a provider of animation art, and accrued a loss of $0.8 million. The assets and liabilities of ARA were written off against the accrued loss upon consummation of the transaction on April 2, 2002. The net assets, results of operations and cash flows of ARA were not significant to the company as a whole.

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

Changes in Accounting Principles

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” This accounting pronouncement requires the company to discontinue amortization of goodwill as of January 1, 2002 and to test goodwill for impairment on, at least, an annual basis. The following tables present the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the three and nine months ended September 30, 2001:

	Three months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
	(In thousands, except percentages and per share amounts)
Net income (loss)	$6,816	5.8	$(18,234)	(17.0)	$25,050	137.4
Earnings (loss) per share:
Basic	0.13	—	(0.35)	—	0.48	—
Diluted	0.13	—	(0.35)	—	0.48	—
Net income (loss), adjusted for SFAS No. 142	$6,816	5.8	$(1,440)	(1.3)	$8,256	573.3
Earnings (loss) per share, adjusted for SFAS No. 142:
Basic	0.13	—	(0.03)	—	0.16	—
Diluted	0.13	—	(0.03)	—	0.16	—

	Nine months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
	(In thousands, except percentages and per share amounts)
Net income (loss)	$13,969	4.0	$(56,525)	(16.2)	$70,494	124.7
Earnings (loss) per share:
Basic	0.26	—	(1.09)	—	1.35	—
Diluted	0.25	—	(1.09)	—	1.34	—
Net income (loss), adjusted for SFAS No. 142	$13,969	4.0	$(6,134)	(1.8)	$20,103	327.7
Earnings (loss) per share, adjusted for SFAS No. 142:
Basic	0.26	—	(0.12)	—	0.38	—
Diluted	0.25	—	(0.12)	—	0.37	—

In the first half of 2002, the company performed the transitional impairment test for its single reporting unit, as required by SFAS No. 142, and noted no impairment of goodwill. The company is required to repeat this test on an annual basis and between annual tests in certain circumstances. The company selected August 31 as its annual valuation date and noted no impairment when performing the valuation test as of this date in 2002. When assessing impairment, the company must determine the estimated implied fair value of its goodwill. Determining fair value involves significant assumptions and estimates based on management’s best judgments of current and future circumstances. As circumstances change, it is at least reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the calculation of income from operations.

Long-term Debt and Debt Conversion

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

•
annual interest rate of either i) LIBOR, plus a spread ranging from 0.875% to 1.625% depending on the company’s leverage ratio or ii) the higher of a) the Federal Funds rate, plus 0.500% or b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” plus a spread ranging from zero to 0.250% depending on the company’s leverage ratio;

•	commitment fee for unutilized facilities between 0.250% and 0.400% annually, depending on the company’s leverage ratio;

•	expires three years after closing;

•
restrictions on payments include no principal payments on any subordinated debt in excess of $25 million, and no purchases of the company’s own stock in excess of the sum of the number of unexercised employee stock options as of the date of the agreement and any future employee stock option grants;

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

On August 5, 2002, the company borrowed $15 million under this new facility. The annual interest rate on this borrowing was 3.188% at September 30, 2002.

RESULTS OF OPERATIONS

Below are selected financial highlights from the company’s unaudited results of operations and corresponding management discussion. Pro forma results represent the results of the consolidated company less the results of Art.com and ARA, if applicable. All figures are shown in thousands, except percentages.

2002 Quarterly Results Compared to 2001 Quarterly Results

Sales

	Three months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Sales—as reported	$118,189	100.0	$107,505	100.0	$10,684	9.9
Sales—pro forma	118,189	100.0	106,627	100.0	11,562	10.8

The sales increase from 2001 to 2002 reflected increases in prices, increases in the volume of images licensed and the positive effect of foreign currency exchange rate changes. Volume increases resulted principally from the introduction of additional third-party royalty-free image collections to the gettyimages.com website and the rebranding of an existing rights-managed collection early in the third quarter of 2002. Changes in foreign currency exchange rates, particularly British pounds to U.S. dollars, increased sales by approximately $3.7 million over the prior year.

Geographically, the majority of the year over year sales increase was seen in the United States (U.S.) and the United Kingdom (U.K.). Licensing of rights-managed still images and royalty-free still images comprised 56% and 28% of sales, respectively, for the third quarter of 2002, as compared to 55% and 28% of sales, respectively, for the third quarter of 2001.

Gross Profit and Gross Margin

	Three months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Gross profit—as reported	$84,740	71.7	$79,564	74.0	$5,176	6.5
Gross profit—pro forma	84,740	71.7	79,040	74.1	5,700	7.2

Despite an increase in the company’s gross profit year over year, gross margin declined principally due to an increase in licenses of lower margin images. During the third quarter of 2002, the company added third-party royalty-free images to the gettyimages.com website that contribute approximately 50% gross margin, and both the volume and total sales value of these images were higher than expected. The gross margin on these images is expected to increase to approximately 60% in 2003, thereby mitigating the negative impact of these image licenses on overall gross margin.

Selling, General and Administrative Expenses (SG&A)

	Three months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
SG&A—as reported	$51,564	43.6	$57,792	53.7	$(6,228)	(10.8)
SG&A—pro forma	51,564	43.6	57,260	53.7	(5,696)	(9.9)

Selling, general and administrative expenses were lower for the third quarter of 2002 due to declines of approximately $2 million in advertising and marketing, $2 million in professional fees and $1 million in payroll and related costs. Advertising and marketing expenses and professional fees were down year over year due to planned reductions in spending.

Full time equivalent employees at September 30, 2002 and 2001 were approximately 1,648 and 1,965, respectively, a year over year decline of 317 employees or 16% of the workforce. Payroll and related expenses declined year over year, but not proportional to the decline in headcount. This is due to raises effective in April 2002, increased commissions paid to sales personnel and bonuses accrued relative to 2002 year-to-date financial performance.

Depreciation

	Three months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Depreciation—as reported	$15,073	12.8	$14,676	13.7	$397	2.7
Depreciation—pro forma	15,073	12.8	14,573	13.7	500	3.4

Depreciation increased from the third quarter of 2001 due mainly to capital expenditures for new enterprise systems implemented worldwide beginning in the fourth quarter of 2001 and other technology investments. Management expects depreciation to stabilize in the final quarter of 2002 and decline slightly in 2003.

Amortization

	Three months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Amortization—as reported	$3,070	2.6	$18,546	17.3	$(15,476)	(83.4)

Amortization decreased year over year due mainly to the cessation of goodwill amortization in accordance with SFAS No. 142, offset in part by the inclusion of $1.7 million in amortization of deferred catalog costs in the third quarter of 2002. Goodwill amortization for the third quarter of 2001 was $16.5 million.

Management expects that amortization of identifiable intangible assets may increase gradually over time as the company acquires or develops intangible assets such as trademarks, tradenames, patents, copyrights, customer lists and covenants not to compete.

Income/Loss from Operations

	Three months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Income (loss) from operations—as reported	$15,033	12.7	$(16,226)	(15.1)	$31,259	192.6
Income (loss) from operations—pro forma	15,033	12.7	(15,738)	(14.8)	30,771	195.5

Income from operations increased in the third quarter of 2002 over the same period in 2001 due mainly to the cessation of goodwill amortization, higher sales, lower SG&A expenses, and restructuring costs incurred only in 2001, offset in part by lower gross margin, all of which are discussed in detail above.

Income Taxes

	Three months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Income tax expense (benefit)—as reported	$4,793	4.1	$(2,541)	(2.4)	$7,334	288.6
Income tax expense (benefit)—pro forma	4,793	4.1	(2,346)	(2.2)	7,139	304.3

The effective tax rate used to calculate income tax expense for the third quarter of 2002 was 41.3%, while the rate used to calculate income tax benefit for 2001 was 39.2%, on income (loss) before non-deductible amortization of goodwill. The increase in the effective tax rate was primarily due to the loss on the sale of a subsidiary, as discussed above under “Loss on Sale of a Business,” for which no income tax benefit is expected to be realized. Income tax expense increased from the third quarter of 2001 primarily because of increased income before non-deductible amortization of goodwill and certain identifiable intangible assets.

2002 Year-to-Date Results Compared to 2001 Year-to-Date Results

Sales

	Nine months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Sales—as reported	$345,339	100.0	$349,148	100.0	$(3,809)	(1.1)
Sales—pro forma	$344,636	100.0	$342,611	100.0	2,025	0.6

The pro forma sales increase resulted from the significant year over year growth seen in the third quarter of 2002, as discussed above, offset in part by the year over year sales declines seen in the first and second quarters of the year. Sales declines for the first half of 2002 from the prior year were due to continuation of the downturn in the advertising and media sectors brought on in 2001 by general economic conditions in the U.S. and abroad and the negative impact of changes in foreign currency exchange rates. The net year-to-date impact of changes in foreign currency exchange rates, particularly British pounds to U.S. dollars, was an increase in sales of approximately $1.1 million over the prior year.

Geographically, sales declined in most countries on a year-to-date basis year over year. Licensing of rights-managed still images and royalty-free still images comprised 56% and 27% of sales, respectively, for the first three quarters of 2002, as compared to 54% and 27% of sales, respectively, for the first three quarters of 2001. The percentage of rights-managed licenses increased over the prior year, as the company focused on enhancing its rights-managed image collection. In addition, customers were not as price sensitive as expected in a budget conscious economic climate, but instead focused on obtaining the right images for their needs. This contributed to an increase in the percentage of licenses of higher priced rights-managed images and a decrease in the percentage of licenses of lower priced royalty-free images.

Gross Profit and Gross Margin

	Nine months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Gross profit—as reported	$251,805	72.9	$253,260	72.5	$(1,455)	(0.6)
Gross profit—pro forma	251,461	73.0	250,115	73.0	1,346	0.5

The company’s gross profit increased over the prior year due to increased sales, while gross margin remained constant year over year at 73.0% due to a proportional increase in cost of sales.

Selling, General and Administrative Expenses (SG&A)

	Nine months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
SG&A—as reported	$156,916	45.4	$180,229	51.6	$(23,313)	(12.9)
SG&A—pro forma	156,322	45.4	174,182	50.8	(17,860)	(10.3)

Selling, general and administrative expenses were lower for the first three quarters of 2002 due mainly to declines of approximately $9 million in advertising and marketing, $4 million in professional fees and $2 million in payroll and related costs. These declines were offset in part by an increase in bad debt expense of approximately $3 million due to deterioration in the aging of customer accounts receivable.

Advertising and marketing expenses were down year over year due to planned reductions in spending and reduced catalog costs. Professional fees were also down year over year due to planned reductions in spending.

Full time equivalent employees at September 30, 2002 and 2001 were approximately 1,648 and 1,965, respectively, a year over year decline of 317 employees or 16% of the workforce. Payroll and related expenses declined year over year, but not proportional to the decline in headcount. This is due to raises effective in April 2002, increased commissions paid to sales personnel and bonuses accrued relative to 2002 year-to-date financial performance.

Depreciation

	Nine months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Depreciation—as reported	$46,137	13.4	$42,168	12.1	$3,969	9.4
Depreciation—pro forma	46,093	13.4	40,601	11.9	5,492	13.5

Depreciation increased for the first three quarters of 2002 from the first three quarters of 2001 due mainly to capital expenditures for new enterprise systems implemented worldwide beginning in the fourth quarter of 2001 and other technology investments.

Amortization

	Nine months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Amortization—as reported	$13,689	4.0	$55,816	16.0	$(42,127)	(75.5)

Amortization decreased from 2001 due mainly to the cessation of goodwill amortization in accordance with SFAS No. 142, offset in part by the inclusion of $9.6 million in amortization of deferred catalog costs in the first three quarters of 2002. Goodwill amortization for the first three quarters of 2001 was $49.6 million.

Income/Loss from Operations

	Nine months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Income (loss) from operations—as reported	$34,251	9.9	$(43,047)	(12.3)	$77,298	179.6
Income (loss) from operations—pro forma	34,545	10.0	(29,266)	(8.5)	63,811	218.0

Income from operations increased in the first three quarters of 2002 over the same period in 2001 due to the cessation of goodwill amortization, lower SG&A expenses, and integration and restructuring costs and loss on impairment of assets incurred only in 2001, offset in part by lower sales, increased depreciation and catalog amortization, as discussed above. The pro forma loss from operations in 2001 is significantly lower than the reported loss due mainly to integration costs and loss on impairment of assets recorded at Art.com in 2001, as discussed in the “General” section above.

Income Taxes

	Nine months ended September 30,				Year over year
	2002	% of sales	2001	% of sales	$ change	% change
Income tax expense (benefit)—as reported	$9,526	2.8	$(3,350)	(1.0)	$12,876	384.4
Income tax expense—pro forma	9,644	2.8	2,057	0.6	7,587	368.8

The effective tax rate used to calculate income tax expense for the first three quarters of 2002 was 40.5%, while the rate used to calculate income tax benefit for 2001 was 39.2%, on income (loss) before non-deductible amortization of goodwill. The increase in the effective tax rate was primarily due to the loss on the sale of a subsidiary, as discussed above under “Loss on Sale of a Business,” for which no income tax benefit is expected to be realized. Income tax expense increased from the first three quarters of 2001 primarily because of increased income before non-deductible amortization of goodwill and certain identifiable intangible assets.

Recent Accounting Pronouncements

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

Effective January 1, 2003, the company will adopt SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This pronouncement requires that liabilities associated with exit or disposal activities be recognized when the liabilities are incurred and can be measured, as opposed to the date that management commits to the activities. In addition, under the new standard, employee liabilities are to be booked at the present value of expected future cash outflows, and operating lease liabilities are to be booked net of reasonable sublease income, even if it is not management’s intent to sublease the property. As management’s current plans do not include exit or disposal activities, management does not expect this pronouncement to have a significant effect on the company’s financial position, results of operations or cash flows. However, if the company were to incur charges for exit or disposal activities, any charges under SFAS No. 146 would be lower than under previous accounting guidance due to the recording of such amounts at present value.

Subsequent Event

On October 23, 2002, the company announced that the Board of Directors authorized the company to repurchase up to $50 million of its common stock on the open market from time to time over the next six months. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities and restrictive covenants imposed by our senior credit facility.

FINANCIAL CONDITION

At September 30, 2002, the company held $67.2 million in cash and cash equivalents, $28.5 million in short-term investments and $66.1 million in unused credit facilities under an $85.0 million bank line of credit. This line of credit may be increased by $40 million until July 19, 2004 at the election of the company without consent of the lenders.

Working Capital

At September 30, 2002, the company’s working capital was $85.9 million, an increase of $72.6 million from the end of 2001. This growth resulted mainly from an increase in cash and short-term investments of $49.5 million and a decrease in the current portion of long-

term debt of $19.9 million. Cash increased due to increased operating cash flow and $18.2 million in proceeds from the issuance of common stock through stock option exercises. Significant uses of cash during the first three quarters of 2002 were operating requirements, $28.9 million in capital expenditures, and a net $5.0 million repayment of debt.

Liquidity and Capital Resources

Management expects to invest approximately $40 million in capital expenditures during 2002, including the $28.9 million invested during the first three quarters of the year. Existing cash and short-term investment balances, cash flows provided by operating activities and borrowing capacity are expected to be sufficient to fund operations, capital expenditures and debt servicing requirements for at least the following 12 months. In addition, the company may repurchase up to $50 million of its common stock on the open market from time to time over the next six months.

Cash flows from operating activities are subject to many risks, particularly those discussed below under “Factors That May Affect the Business.” Should the company require funds beyond current cash and short-term investment balances and cash flows from operating activities, additional amounts could be borrowed under the senior credit facility discussed under the “Long-term Debt and Debt Conversion” heading above if the company was in compliance with the financial covenants of this facility. Management believes the company is currently in compliance with these covenants.

FACTORS THAT MAY AFFECT THE BUSINESS

Our Business Could be Affected by a Failure to Successfully Complete the Implementation of New Enterprise Systems.

As a result of the acquisition strategy we have pursued since our inception in 1995, we have focused significant resources and attention on integrating acquired businesses. The integration efforts focused on the installation and development of new enterprise systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interfaces, and other corporate administrative functions for the continued transformation and consolidation of company-wide systems. The October 2001 launch of gettyimages.com, the subsequent launch of localized language websites and e-commerce systems in key European markets, the continued migration of royalty-free stock photography products to gettyimages.com, and the move of News and Sport offerings to gettyimages.com have all been important technology and integration milestones. However, our future performance will largely depend on our ability to complete the implementation of new enterprise systems for our finance, sales and customer database systems. These implementations create risks such as:

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

We May Not be Able to Compete Effectively Against Our Existing or Potential Competitors.

The visual content industry is highly competitive. We compete directly with a number of large and small visual content companies and commissioned photographers to provide imagery to businesses. We believe that the principal competitive factors in the visual content industry are name recognition, company reputation, the quality, relevance and diversity of the images in a company’s collections, effective use of developing technology, customer service, pricing, accessibility of imagery, distribution capability and speed of fulfillment. Some of our existing and potential competitors may have or may develop superior financial, marketing and other resources than we have, or other such competitive advantages.

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

We May Not Succeed in Establishing the “Getty Images” Brand.

We have consolidated our company’s collections and the associated Web-based offerings, technology platforms and business practices under the “Getty Images” brand name. Continued positioning of the “Getty Images” brand will largely depend on the success of our advertising and promotional activities, and our ability to provide customers with high quality products and strong customer service. We believe that favorable customer reception and brand positioning is important to our future success. Additionally, securing the “Getty Images” trademark is an important part of the branding strategy, and barriers arising from third parties or trademark officials in various countries may hinder our effort to secure trademarks in key markets or trademark classes.

Our Right to Use the “Getty” Trademarks is Subject to Forfeiture in the Event We Experience a Change of Control.

We own trademarks and trademark applications for the names “Getty Images” and “Getty,” and derivatives of those names and the related logo. We use “Getty Images” as a corporate identity, as do certain of our subsidiaries, and we use “Getty Images” as a product and service brand. We refer to the above as the “Getty Trademarks.” In the event that a third party or parties not affiliated with the Getty family acquire control of Getty Images, Getty Investments L.L.C. (Getty Investments) has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Trademarks, after which time we no longer would have the right to use them. Getty Investments’ right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

Getty Investments owns approximately 18% of the outstanding shares of our common stock as of September 30, 2002. Mr. Mark Getty, our Executive Chairman serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan Klein, our Chief Executive Officer, and Mr. Andrew Garb, a member of our Board of Directors, serve on the Board of Directors of Getty Investments.

Our Quarterly Financial Results and Stock Price May Fluctuate.

Historical trends and quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance.

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, including those listed in this Risk Factors section and the following:

•	demand for our existing and new products and services, and those of our competitors;

•	changes in our pricing policies;

•	a continued slowdown in advertising or media spending;

•	changes in the sales mix of our products and services, including the mix of sales of analog and digital imagery, company owned and licensed imagery, and the geographic distribution of such sales;

•	our ability to attract visitors to our websites and the frequency of repeat purchases by our customers;

•	shifts in the nature and amount of publicity about us, our competitors or the visual content industry;

•	the effect of fluctuations in foreign exchange rates on the results of our operations outside the U.S.;

•	costs related to potential acquisitions of technology or businesses; and

•	changes in U.S. and global capital markets and economies, or in applicable tax laws and regulations.

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

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, and are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2002, the company had net deferred tax assets of $64.4 million, net of a valuation allowance of $16.6 million. Although realization is not assured, management believes, based on its current estimates of future taxable income for its U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards. In the event that actual results differ from management’s expectations, the valuation allowance could materially change, directly impacting our financial position and results of operations. If domestic taxable income is not earned as planned, the domestic tax loss carryforwards will expire from 2018 to 2021, and the company may be required to take the balance through the income statement as income tax expense in advance of the expiration of the loss carryforwards.

Goodwill and Identifiable Intangible Assets

Intangible assets comprise goodwill and identifiable intangible assets. Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Identifiable intangible assets consist mainly of film libraries, customer lists and trademarks, tradenames and copyrights. The net balance of goodwill and identifiable intangible assets at September 30, 2002 was $633.5 million. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This accounting pronouncement required us to cease amortization of goodwill, and alternatively test the goodwill balance for impairment annually and between annual tests in certain circumstances. Should the company determine at some point in the future that all or a portion of the goodwill or identifiable intangible assets balances are impaired, the company would be required to write off the impaired portion through the income statement in the period of that determination.

Certain Assets

The useful lives of certain of the company’s assets, including capitalized image duplication and digitization costs (included within property and equipment), are based upon the estimated period over which the assets are expected to provide benefit to the company. This future benefit is inherently uncertain, and therefore, the lives of these assets require management’s most difficult judgments. The balance of image duplicates and digitization, net of accumulated depreciation, was $36.6 million at September 30, 2002 and is being depreciated over useful lives of two to four years. Should the company determine at some point in the future that the useful lives of these assets are shorter than previously determined, the company would be required to accelerate the depreciation, or possibly write off the impaired portion, of the undepreciated balance of such assets.

Our Indebtedness Could Reduce Our Flexibility and Make Us More Vulnerable to Economic Downturns.

In the event of a business downturn, our level of indebtedness may pose substantial risks to our security holders, including the risk that we may not be able to generate sufficient cash flow to satisfy our obligations under our indebtedness or to meet our capital requirements. A portion of our cash flow will be dedicated to the payment of principal and interest on any amounts outstanding under our senior credit facility and on our 5.0% convertible subordinated notes due in 2007. Our ability to service our indebtedness will depend on our future performance, which will be affected by general economic conditions and financial, business and other factors, many of which are beyond our control. Such indebtedness could have important consequences to our security holders, including the following:

•	our ability to make principal and interest payments on the notes could be negatively impacted;

•	our flexibility in planning for, or reacting to, changes in our business and competitive environment could be reduced; and

•	we may be more vulnerable to economic downturns.

We currently anticipate that our available cash resources and cash flow from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the following 12 months. However, changes in U.S. and global capital markets, including significant fluctuations in interest rates and the price of our equity securities or results of our operations, may impede our access to, or increase the cost of, external financing for our operations and any acquisitions.

Certain of Our Stockholders Can Exercise Significant Influence Over Our Business and Affairs.

Some of our stockholders own substantial percentages of the outstanding shares of our common stock.

The Getty Group collectively owned approximately 20% of the outstanding shares of our common stock as of September 30, 2002, and comprises the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark Getty, our Executive Chairman; and Mr. Jonathan Klein, our Chief Executive Officer.

The Torrance Group collectively owned approximately 5% of the outstanding shares of our common stock as of September 30, 2002, and comprises the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (the former wife of Mr. Torrance); and certain of their family members.

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

An Increase in Government Regulation of the Internet and E-Commerce Could Have a Negative Impact On Our Business.

We are subject to a number of regulations applicable to businesses generally, as well as laws and regulations directly applicable to e-commerce. Although existing laws and regulations affecting e-commerce are not unduly burdensome, state, federal and foreign governments have and may continue to adopt legislation regulating the Internet and e-commerce. Such legislation or regulation could both increase our cost of doing business and impede the growth of the Internet while decreasing its acceptance as a communications and commerce medium. If a decline in the use of the Internet occurs, businesses and consumers may decide in the future not to license or use our online products and services.

Laws and regulations do now and could potentially more significantly govern or restrict any of the following issues:

•	user privacy and data retention and transmission;

•	pricing and taxation of goods and services offered over the Internet;

•	website content or the quality of products and services offered over the Internet; and

•	the liabilities for companies involved in the Internet or e-commerce.

Systems Security Risks and Concerns May Harm Our Business.

A significant barrier to e-commerce and online communications is the secure transmission of confidential information over public networks. Developments in computer capabilities, viruses, and advances in the field of cryptography or other events could result in compromises or breaches of our security systems or those of other websites and networks, jeopardizing our proprietary and confidential information, or causing potentially seriousinterruptions in our services, sales or operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Additionally, any well-publicized compromises of our security system or the Internet generally may reduce our customers’ desire to transact business over the Web.

We May Experience System Failures and Service Interruptions on Our Websites That Could Result in Adverse Publicity, Customer Dissatisfaction and Revenue Losses.

A key component of our growth strategy is the increased digitization of our imagery and the distribution of such imagery and related products and services over the Internet. As a result, our revenues are dependent on the ability of our customers to access our websites, particularly the gettyimages.com website. In the past, we have experienced infrequent system interruptions that made certain websites unavailable or prevented us from efficiently taking or fulfilling orders. While we have made improvements in this area, we cannot guarantee that we can prevent these interruptions in the future. System failures or interruptions will inconvenience our users and may result in negative publicity and reduce the volume of images we license online and the attractiveness of our online products and services to our customers.

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

The computer and communications hardware necessary to operate our corporate functions are located in metropolitan areas worldwide. Any of these systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. We do not have full redundancy for all of our computer and telecommunications facilities.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our debt instruments, the largest of which is a fixed rate borrowing. The book values, before unamortized debt issuance costs, and respective fair values of material long-term debt obligations are shown in the table below:

	Maturities at Face Value				Fair Value
	2005	2006	2007	Total	Sept. 30, 2002	Dec. 31, 2001
	(In thousands, except percentages)
Fixed rate debt	$—	$—	$250,000	$250,000	$216,250	$219,947
Average year-to-date interest rate	—	—	5.00%	5.00%	5.00%	4.99%
Variable rate debt	$15,000	—	—	$15,000	$15,000	$19,865
Average year-to-date interest rate	3.14%	—	—	3.14%	3.14%	5.74%

Foreign Currency Risk

The company had no outstanding foreign exchange contracts or related deferred gains or losses as of September 30, 2002.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringement of the trademarks and other intellectual property rights of third parties, such as the failure to secure model and property releases for images we license. We have accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for which we believe a loss is probable. Presently, there are no pending legal proceedings to which we are a party or to which any of our property is subject which, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

Effective November 5, 2002, we transferred our public market listing to the New York Stock Exchange under the ticker symbol “GYI”. The company had been listed on the Nasdaq National Market since the company’s initial public offering in 1996.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

Reference is made to the Index of Exhibits beginning on page 32 for a list of all exhibits filed as part of this report.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

November 12, 2002

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jonathan D. Klein, Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Getty Images, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JONATHAN D. KLEIN
Jonathan D. Klein Co-Founder and Chief Executive Officer

November 12, 2002

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Elizabeth J. Huebner, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Getty Images, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

November 12, 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1*	Bylaws of Getty Images, Inc.

99.1*	Certification by Jonathan D. Klein, CEO

99.2*	Certification by Elizabeth J. Huebner, CFO

*	Filed herewith.