Form 10-K
period 2002-12-31
GETTY IMAGES INC
filed 2003-03-21
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

Commission File Number: 000-23747

GETTY IMAGES, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	98-0177556
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 N 34TH STREET

SEATTLE, WASHINGTON 98103

(Address of Principal Executive Offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 925-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Exchange on which Each Class is Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $885.9 million as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of $21.77 on the Nasdaq reported on such date.

As of March 3, 2003, the registrant had 54,016,619 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to certain portions of the company’s definitive Proxy Statement (to be filed) for the Annual Meeting of Stockholders to be held May 5, 2003.

An Index to Exhibits appears at Part IV, Item 15, pages 33 - 34 herein.

GETTY IMAGES, INC.	December 31, 2002	FORM 10-K

1	GETTY IMAGES, INC.	2002	FORM 10-K	PART I	ITEM 1

PART I

ITEM 1. BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Annual Report on Form 10-K, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of management’s views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by the company as well as from risks and uncertainties beyond the company’s control. Potential risks and uncertainties include, among others, those set forth herein under “Factors That May Affect the Business,” as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as required by law, the company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission.

In this Annual Report, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF THE BUSINESS

Overview

Getty Images, Inc. was founded in 1995 and is a leading provider of imagery and related products and services to businesses worldwide. We deliver our products primarily digitally via the Internet and on CD-ROMs. The company is headquartered in Seattle, Washington, and we sell our products through an international distribution network of company-operated offices in approximately 20 cities and distributors in approximately 55 countries. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry’s leading image collections under one centralized corporate structure.

We provide our high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms, corporations and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers. By aggregating the content of our various leading imagery collections on the Internet and partnering with third-party providers, we offer a comprehensive and user-friendly solution for our customers’ imagery needs, including still and moving images and related products and services. We seek to leverage our internally developed search and e-commerce technology to enhance our position as a leader in the visual content industry.

Background

The company was formed in 1995 as a United Kingdom (U.K.) corporation (now Getty Communications Limited). We commenced operations on March 14, 1995, with the acquisition of Tony Stone Images (now “Stone”), a leading provider of contemporary stock photography. A Delaware corporation was formed on September 4, 1997, under the name of Getty Communications (USA), Inc. The company’s name was changed to Getty Images, Inc. on October 6, 1997. Getty Images became the worldwide corporate entity following the merger into it of Getty Communications Limited and the acquisition of PhotoDisc, Inc. on February 9, 1998.

Products, Services and Customers

PRODUCTS AND SERVICES

We offer our customers a variety of visual content products, including creative, or “stock” imagery (both still and moving images), editorial photography, archival imagery (both still and moving), illustrations and related products and services. Our imagery is offered to customers through our creative photography collections (The Image Bank, Photodisc, Photographer’s Choice, Stone and Taxi), Getty Images Film, Getty Images Editorial and Hulton|Archive, as well as content from third-party providers, such as Digital Vision (a

2	GETTY IMAGES, INC.	2002	FORM 10-K	PART I	ITEM 1

provider of stock photography), National Geographic and Time Life Pictures. These products and services are offered through our website, CD-ROMs, catalogs and our international distribution network.

CUSTOMERS

We serve a variety of customers in three major categories: advertising and design agencies, publishing and media companies and corporate communications departments. Due to the wide variety of customers and channels to and through which our products and services are marketed, as well as their dispersion across many geographic areas, the company is not dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on the company.

Advertising and Design Agencies    For our advertising and design agency customers, we supply images that cover a wide variety of contemporary subjects including lifestyles, business, science, health and beauty, sports, transportation and travel. These customers usually have a commercial, advertising or editorial message they are trying to convey and, consequently, are typically looking for a specific conceptual image. Image quality and relevance are important factors in the customer’s decision. Advertising and design agency customers need to access imagery as part of their everyday working life.

Publishing and Media Companies    We supply images to a customer base of professional image users who are involved in the publication of newspapers, books and magazines, both online and in traditional media, as well as the production of commercial motion pictures, television advertisements and programming, documentaries and other editorial media. The imagery that is provided to these customers ranges from contemporary editorial imagery, to contemporary and archival moving imagery, or “film,” and still imagery covering major political, social and sporting events since the beginning of photography in the early nineteenth century. These customers are looking for imagery that conveys information to illustrate the story they are covering (such as a news, sports or celebrity event) and often require that the imagery be delivered during or immediately following the event.

Corporate Communications Departments    We offer a variety of still and moving imagery to corporate communications departments and other business users. These customers require imagery for a wide range of business communication materials for internal and external use, including brochures, employee communications, annual reports, newsletters, websites and presentations.

Sources and Availability of Content

For our customers requiring creative imagery, we have creative research and imagery teams in London, Los Angeles, Munich, New York, Paris and Seattle that analyze customer requests and buying behavior and perform research in key markets in order to target and source images. We have contractual relationships with contributing photographers to serve creative professionals, including highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. In many cases, we provide on-site art direction for our photographers, working with them on location around the world. We accept approximately 30,000 to 40,000 new images into our creative photography collections each year. All new images accepted into our collections are digitized, assigned keywords and posted on our website and are available for search, selection, license and download 24 hours a day, seven days a week. Because we accept imagery from a substantial number of contributors, including photographers and cinematographers, we do not rely on any single or small group of contributors to meet our content needs.

For customers seeking film footage, we maintain and license a growing library of commercially desirable cinematography covering a broad range of contemporary and archival subject matter. Our film collection represents imagery from hundreds of cinematographers and film producers, and is cataloged on computer for quick access and retrieval in film, tape and digital formats.

For our publishing and media customers, availability of imagery is time critical. Our success in this area is dependent on our ability to source imagery from news, sports and celebrity events as they occur and to make them immediately available to customers. To this end, we have production hubs in London, Los Angeles, New York and Sydney to which photographers can submit imagery at any time. To serve our publishing and media customers, we employ staff photographers and have contractual relationships with hundreds of additional photographers. We have identified, digitized and made available on our website, a core collection of archival imagery of interest to editorial customers. We identify upcoming events that will generate demand for particular archival images and we actively market the availability of those images to our editorial customers. We offer in-depth research services for our customers’ more extensive projects in addition to editorial and corporate assignment services, handling the special photo assignment needs of our editorial or corporate customers. We receive hundreds of digital editorial images per week from our photographers around the world, and make these available through a proprietary online subscription service and over the Internet. By using digital technologies, we are able to make new images available online within fifteen minutes of creation from major news, sports and celebrity events.

3	GETTY IMAGES, INC.	2002	FORM 10-K	PART I	ITEM 1

In 2002, we expanded the number of images from third-party providers available to customers on our website. We believe that by offering a selection of the highest quality images from other providers of visual content, we enhance our ability to serve our customers and to generate additional sales with minimal incremental cost.

Marketing, Sales and Distribution

MARKETING

We reach our customers through diverse marketing campaigns including print ads, direct mail, e-mail communications, printed catalogs and our website. These campaigns aim to build awareness for the Getty Images brand, promote the latest imagery available on gettyimages.com and, in many cases, act as sales tools in the selection of image products for license. We also serve our international markets by producing localized marketing materials where appropriate. In 2002, we implemented a worldwide communication campaign to promote Getty Images as the premium brand that creates and distributes many types of imagery to a wide range of customers. The campaign channels all of our customers to the gettyimages.com website.

Online Marketing    Our website acts as a marketing tool as well as a sales tool, making the images of each collection available for research and selection online. For example, we often invite customers to view our latest creative photography in special “galleries” on our website. We also promote images available on CD-ROM and regularly provide a summary of the latest breaking stories in the news section of our website where customers can view, license and download available imagery.

Printed Catalogs and Direct Marketing    Catalogs, direct mail and e-mail communications are part of our integrated marketing campaigns aimed at gaining new customers and promoting our latest imagery to our existing customer base. In 2002, we began to shift our marketing strategy from an emphasis on printed catalogs to a focus on e-mail marketing and new forms of interactive communications. We also launched a magazine, called Taxi, which is designed to communicate the strength of the new Taxi image collection as well as to provide information for customers about visual trends around the world. In addition, we consolidated several catalogs into one Web Companion promoting our latest royalty-free imagery. We believe these forms are more cost-effective than printed catalogs, provide more opportunities for targeted marketing and better meet our customers’ needs.

Demonstration Reels    In addition to specific print advertising, e-mail and direct marketing, we market our film collections through demonstration reels sent directly to our existing and potential customers. These demonstration reels contain samples of available footage. In 2002, we undertook an effort to digitize our core film collection and upload it to our website in order to make the collection more readily available to customers for search and download via the Internet.

SALES AND DISTRIBUTION

We license our imagery through our broad international distribution network of company-operated offices and distributors in approximately 55 countries. We believe that control of our outlets results in more focused sales and marketing activities. A direct sales force and key accounts management team target advertising, publishing and communications companies, as well as other high volume users of images. Our direct sales force focuses on reaching buyers who are generally responsible for significant licenses of imagery. In order to assist our customers in using the images, our sales force includes technical support staff and training personnel who provide assistance to customers. These consultants have expertise in digital image applications, design tools and photo manipulation  methodologies.

We encourage our customers to take advantage of the comprehensive image search capabilities of our website and digital delivery of selected images. Over the past few years, the percentage of our business that originates on our website and is digitally delivered over the Internet to our customers has increased substantially. In 2002, virtually all still imagery was delivered to customers digitally. We believe the ability to search for, select, license and download images over the Internet offers our customers advantages in terms of convenience, speed and cost efficiency, and enables us to achieve greater economies of scale. We will continue to focus on digital delivery as the primary method of delivering images to our customers. Direct communication with our customers, however, remains a significant component of our sales strategy. Our sales representatives assist customers in finding the images they need and keep them informed about new products and services offered by the company. We also support and serve our customers who wish to receive our imagery through traditional analog means, which involves the physical distribution of imagery on duplicate film transparencies and tape. In many instances, we serve customers through a combination of e-commerce and more traditional methods of customer service.

4	GETTY IMAGES, INC.	2002	FORM 10-K	PART I	ITEM 1

Product Rights    We maintain control of our products at all times. Customers may license the rights, on an exclusive or non-exclusive basis, to use single images, film clips or CD-ROM products containing multiple images. Customers may also license rights to our editorial images on a subscription basis. Ownership of the images never passes to the customer.

Licensing Methods    There are three primary types of imagery in our collections and three corresponding licensing methods:  1) rights-managed, including still and moving contemporary and archival imagery; 2) royalty-free, including still and moving imagery; and 3) annual subscription, encompassing editorial imagery only.

For rights-managed licensing, the price of the license is based on how the image will be used. The criteria used in establishing the price include geographical distribution, image size, license duration and circulation. For example, an image to be used as an eighth of a page photo in a brochure to be distributed in one city for three months will cost less to license than an image to be used in a global advertising campaign for a year that includes print advertising, billboards and point-of-purchase displays. For an additional fee, customers may also license exclusive rights to an image in a particular geography or industry for a prescribed period of time.

For royalty-free licensing, the price of the license is based on the size of the digital file, from standard resolution (generally one megabyte) to high resolution (generally 48 megabytes). Once the customer has licensed the image, that customer may use the image for any purpose without paying additional fees. Royalty-free images may be licensed on a single image basis or as part of a collection of images on a CD-ROM.

Subscription licensing is available only for editorial images. Under this licensing method, editorial customers pay an annual fee based on the number of images they expect to use over the next year. They may then download as many images as they need during the subscription period.

Operations and Technology

In 2001, we completed the first major steps in the implementation of an enterprise-wide initiative to integrate the company’s Web offerings and business processes within one website utilizing one set of back-office support systems. Our objective was two-fold. First, we wanted to enable customers to search, select, license and download all of Getty Images’ digital content (including photographs, film clips and illustrations) and services to manage, present, commission and license imagery from one location, gettyimages.com. Second, we wanted to consolidate sales order processing, customer database management, finance and accounting under one central set of back-office systems to support our website. These new systems span multiple operational activities, including customer interaction, transaction processing, order fulfillment and invoicing. In 2002, we continued the implementation with the launch of localized language websites that enable customers to search for and license imagery and related materials in United States (U.S.) English, U.K. English, French, German and Spanish and complete transactions in U.S. dollars, Euros and British pounds. In addition, we migrated the remainder of our stock photography and editorial collections to gettyimages.com.

The technology architecture supporting gettyimages.com employs a set of software applications to: 1) categorize digital content and embed appropriate keywords and search data (metadata); 2) search large information databases across languages and linguistic context; 3) present detailed information related to specific digital content elements; 4) manage online e-commerce transactions for the license of digital content; 5) manage invoice generation and accounts receivable from customers; and 6) track a broad range of intellectual property rights and permissions.

These services and systems use a combination of our proprietary technologies and commercially available licensed technologies. We focus our internal development efforts on creating and enhancing the specialized proprietary software that is unique to our business. We intend to continue to investigate, qualify and develop technology and internal systems that support key areas of our business to enhance the online and offline experience for our customers. In particular, we have implemented and continue to develop a flexible infrastructure that will facilitate the sale and distribution of third-party digital content through our online e-commerce systems.

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

Competition

The market for visual content and related products and services is highly competitive. We believe that the principal competitive factors are: name recognition; company reputation; the quality, relevance and diversity of the images in a company’s collections; the

5	GETTY IMAGES, INC.	2002	FORM 10-K	PART I	ITEM 1

quality of contributing photographers and cinematographers under contract with a company; effective use of developing technology; customer service; pricing; accessibility of imagery; distribution capability and speed of fulfillment. Our current or potential competitors include: other general visual content providers such as Comstock, Corbis Corporation, Photonica, Superstock and Zefa Visual Media; specialized visual content companies that are well established in their local, content or product-specific markets such as Reuters News Service, the Associated Press, Agence France Presse, Action Images plc, WireImage and Zuma Press; stock film footage businesses such as Corbis Motion; and commissioned photographers. There are also hundreds of small stock photography and film footage agencies and image content aggregators throughout the world.

Please see “Factors That May Affect the Business” below for more information about the competitive conditions in the visual content industry.

Intellectual Property

Most of the images licensed by us are obtained from independent photographers and cinematographers on an exclusive basis. Professional photographers and cinematographers prefer to retain ownership of their work. As a result, copyright to an image remains with the contributing photographer or cinematographer in most cases, while we obtain the exclusive right to market the image on their behalf for a period of time. A substantial portion of the editorial images, Hulton|Archive images and certain images in our other collections are owned by us or are in the public domain.

We also own numerous trademarks that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks generally can be renewed indefinitely as long as the trademarks are in use.

Please see “Factors That May Affect the Business — Our Right to Use the Getty Images Trademarks Is Subject to Forfeiture in The Event We Experience a Change of Control” below for more information about certain of our trademarks.

Factors That May Affect the Business

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST EXISTING OR POTENTIAL COMPETITORS

The visual content industry is highly competitive. We compete directly with a number of large and small visual content companies, news-wire services, and commissioned photographers to provide imagery to businesses. We believe that the principal competitive factors in the visual content industry are: name recognition; company reputation; the quality, relevance and diversity of the images in a company’s collections; effective use of developing technology; customer service; pricing; accessibility of imagery; distribution capability and speed of fulfillment. Some of our existing and potential competitors may have or may develop resources superior to ours, or other such competitive advantages.

Our future performance also depends on our ability to provide timely and unique editorial content, and to review and refresh our creative collections in order to provide our customers with the most relevant content. If we fail to add relevant new imagery in a timely manner, customers requiring such content may use other visual content providers to obtain imagery.

OUR QUARTERLY FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to the following:

•	demand for our existing and new products and services, and those of our competitors;
•	changes in our pricing policies;
•	changes in the sales mix of our products and services, including the mix of licenses of analog and digital imagery, company owned and licensed imagery, and the geographic distribution of such licenses;
•	our ability to attract customers to our websites and the frequency of repeat licensing by our customers;
•	shifts in the nature and amount of publicity about us, our competitors or the visual content industry;
•	the effect of fluctuations in foreign exchange rates on the results of our operations outside the U.S.;
•	costs related to potential acquisitions and development of technology, services, or businesses; and
•	changes in U.S. and global capital markets and economies, or in applicable tax laws and regulations.

6	GETTY IMAGES, INC.	2002	FORM 10-K	PART I	ITEM 1

Because of these risks and others, it is possible that some future quarterly results may be below or above the expectations of analysts and investors and our stock price may fluctuate.

THIRD-PARTY IMAGE PROVIDERS ARE IMPORTANT TO OUR BUSINESS

We have entered into commercial agreements with other businesses to host and license their imagery on the gettyimages.com website. These arrangements require resource and personnel commitments by Getty Images, limiting the number of third-party images we may host or integrate during a given period. Additionally, if there are problems with the relevancy, technical quality, or market and customer acceptance of this third-party imagery, our revenues and operating results may be adversely affected.

IMPAIRMENT OF THE VALUE OF SIGNIFICANT ASSETS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS

Our operating results and earnings in future periods may be adversely affected as a result of impairments to the reported value of certain significant assets, the valuation of which requires management’s most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain.

Goodwill and Identifiable Intangible Assets    Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Goodwill arising from business combinations prior to July 1, 2001 was amortized over the associated estimated useful lives, ranging from three to 30 years. Amortization of goodwill was $66.1 million and $101.0 million for 2001 and 2000, respectively. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This statement required us to cease amortization of goodwill and alternatively test the net goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, the company must estimate the implied fair value of its goodwill. This fair value is based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, future risk free rates of return, and the company’s future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the calculation of income from operations. The net balance of goodwill at December 31, 2002 was $603.0 million.

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from the company and sold, transferred, licensed, rented or exchanged. For the company, these assets consist mostly of customer lists, covenants not to compete and trademarks, tradenames and copyrights. Identifiable intangible assets are generally valued based on discounted estimated future cash flows, which are inherently uncertain and therefore require management’s most difficult judgments. Should future cash flows associated with these assets not meet management’s current expectations, it is reasonably possible that the company would be required to accelerate the amortization, or write off the impaired portion, of the unamortized balance of such assets. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (two to 10 years), which are determined in most cases based on contractual or other legal terms. The net balance of identifiable intangible assets at December 31, 2002 was $18.6 million.

Certain Long-Lived Assets    The useful lives of certain of the company’s long-lived assets, including capitalized image content costs and hardware and software (included within property and equipment in the Consolidated Balance Sheets), are based on the estimated period over which the assets are expected to provide benefit to the company. Should we determine at some point in the future that the useful lives of these assets are shorter than previously determined, the company would be required to accelerate the depreciation, or possibly write off the impaired portion, of the undepreciated balance of such assets.

The estimated useful lives of image content, ranging from generally four years for contemporary content to 40 years for archival content, are determined based on sales history. Historical sales may not be indicative of future sales, and therefore, these estimated lives are inherently uncertain and require management’s most difficult judgments. The balance of capitalized image content costs, net of accumulated depreciation, was $62.7 million at December 31, 2002.

The three-year estimated useful life of hardware and software is determined based on prior experience with related technology and the expected future utility of the assets to the company. As hardware and software providers’ future support of today’s technology and the future of technology in general are inherently uncertain, these estimated lives require management’s most difficult judgments. The balance of hardware and software, net of accumulated depreciation, was $42.9 million at December 31, 2002.

Deferred Income Taxes    Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance if,

7	GETTY IMAGES, INC.	2002	FORM 10-K	PART I	ITEM 1

based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified into net current and net non-current amounts, based on the balance sheet classification of the related asset or liability.

As of December 31, 2002, we had net deferred tax assets of $56.1 million, net of a valuation allowance of $17.5 million that was established in 2001 at $12.8 million and increased by $4.7 million in 2002. Approximately $4.4 million of the increase was associated with the exercise of employee stock options in the U.S., and $0.3 million was related to a capital loss that will likely not be recognized for tax purposes. While we generated taxable income from our primary U.S. operations in 2002, we had not consistently done so in prior years. It will be necessary to generate taxable income from our primary U.S. operations of approximately $153 million in order to utilize enough of the domestic tax loss carryforwards to realize the associated deferred tax asset. Furthermore, there may be significant limitations on the ability of the company to realize the tax benefits attributable to these domestic tax loss carryforwards in the event of a change in ownership.

During 2002, we implemented cost reduction programs designed to improve both U.S. and foreign levels of current and prospective taxable income and also implemented tax-planning strategies that increased U.S. taxable income. Management believes it is currently reasonable to estimate the impact of these actions on the results of near-term future periods and has computed the net deferred tax asset at December 31, 2002 accordingly. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for the company’s U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021. In the event that actual results differ from management’s current expectations, the valuation allowance could materially change, directly impacting our Consolidated Financial Statements. Management will reevaluate the valuation allowance at least annually, most likely early in the fourth quarter. This timing is appropriate, as it will coincide with completion of our tax filings for the prior year, updating of estimated results of operations for the current year, and preparation of the budget for the following year. If such evaluation indicates that we are able to utilize more of the deferred tax asset than the net balance, all or a portion of the valuation allowance will be credited to income tax expense or additional paid-in capital in the period that such a determination is made. If the evaluation indicates that we are unable to utilize all or a portion of the net deferred tax asset balance, a greater valuation allowance will be recorded and charged to income tax expense in the period of that determination, which could be in advance of the expiration of the loss carryforwards.

Allowance for Doubtful Accounts    The accounting policies and methodology used to estimate our allowance for doubtful accounts are based on historical losses as a percentage of sales, existing economic conditions, and specific account analysis of at-risk customers and distributors. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate, therefore, the allowance for doubtful accounts requires management’s most difficult judgments. Should future uncollectible amounts not reflect management’s current estimates, it is reasonably possible that we would be required to increase the allowance for doubtful accounts or write off specific uncollectible balances through bad debt expense included in selling, general and administrative expenses in the Consolidated Statements of Operations. The recorded investment in trade receivables, net of allowances for doubtful accounts, past due 90 days or more as of December 31, 2002 and 2001 was $10.0 million and $10.4 million, respectively.

SYSTEMS SECURITY RISKS AND CONCERNS MAY HARM OUR BUSINESS

A significant barrier to e-commerce and online communications is the secure transmission of confidential information over public networks. Developments in computer capabilities, viruses, or other events could result in compromises or breaches of our systems or those of other websites and networks, jeopardizing our proprietary and confidential information, or causing potentially serious interruptions in our services, sales or operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Additionally, any well-publicized compromises of our security system or the Internet may generally reduce our customers’ desire to transact business over the Internet.

WE MAY EXPERIENCE SYSTEM FAILURES AND SERVICE INTERRUPTIONS

A key component of our business and our growth strategy is the increased digitization of our imagery and the distribution of such imagery and related products and services over the Internet. As a result, our revenues are dependent on the ability of our customers to access our website. In the past, we have experienced infrequent system interruptions that made our website unavailable or prevented us from efficiently taking or fulfilling orders. While we have made improvements in this area, we cannot guarantee that we can prevent these interruptions in the future. Additionally, we have certain dependencies on third-party software and system providers for the processing and distribution of our imagery and related products. System failures or interruptions, whether as a result of our internally developed systems or those of the third party providers, will inconvenience our users, may result in negative publicity and may reduce the volume of images we license online and the attractiveness of our online products and services to our customers.

8	GETTY IMAGES, INC.	2002	FORM 10-K	PART I	ITEM 1

We have focused significant resources and attention on the installation and development of enterprise systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interfaces, and other corporate administrative functions. We will need to continue upgrading these enterprise systems as well as our network infrastructure to accommodate increased traffic on our website, sales volume, and the processing of the resulting information. Without continued focus on the integration of and improvement to our enterprise systems and network infrastructure, we may face system interruptions, poor response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in and potential problems with our financial reporting. We cannot project the precise rate or timing of any increases in traffic or sales volume on our website and, therefore, the integration, effectiveness, timing and cost of these upgrades are uncertain.

The computer and communications hardware necessary to operate our corporate functions are located in metropolitan areas worldwide. Any of these systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. We do not have full redundancy for all of our computer and telecommunications facilities.

OUR ABILITY TO SERVICE OUR INDEBTEDNESS WILL DEPEND ON OUR FUTURE PERFORMANCE

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

OUR INDEBTEDNESS COULD REDUCE OUR FLEXIBILITY

Restrictive covenants in our senior credit facility may limit our flexibility in planning for, or reacting to, changes in our business and competitive environment. While we currently anticipate that our available sources of liquidity will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months, changes in U.S. and global capital markets and economies, including significant fluctuations in interest rates and the price of our equity securities, or fluctuations in the results of our operations may impede our access to, or increase the cost of, external financing for our operations and any acquisitions.

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS

Some of our stockholders own substantial percentages of the outstanding shares of our common stock.

The Getty Group collectively owned approximately 20% of the outstanding shares of our common stock as of December 31, 2002, and comprises the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark Getty, our Executive Chairman; and Mr. Jonathan Klein, our Chief Executive Officer.

The Torrance Group collectively owned approximately 6% of the outstanding shares of our common stock as of December 31, 2002, and comprises the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (the former wife of Mr. Torrance); and certain of their family members.

As a result of their share ownership, the Getty Group and the Torrance Group each have significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of business combinations. The substantial percentage of our stock held by the Getty Group and the Torrance Group could also make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock. In addition to ownership of common stock, certain members of the Getty Group and the Torrance Group have management and/or director roles within our company that increase their influence over us.

WE MAY NOT SUCCEED IN ESTABLISHING THE “GETTY IMAGES” BRAND

We have consolidated our company’s image collections and the associated Web-based offerings, technology platforms and business practices under the Getty Images brand name. We believe that brand positioning is important to our future success. Securing the Getty Images trademarks is an important part of our branding strategy, and barriers arising from third parties or trademark officials in various countries may hinder our effort to secure trademarks in key markets or trademark classes.

9	GETTY IMAGES, INC.	2002	FORM 10-K	PART I	ITEM 1

OUR RIGHT TO USE THE “GETTY IMAGES” TRADEMARKS IS SUBJECT TO FORFEITURE IN THE EVENT WE EXPERIENCE A CHANGE OF CONTROL

We own trademarks and trademark applications for the name Getty Images. We use Getty Images as a corporate identity, as do certain of our subsidiaries, and we use Getty Images as a product and service brand. We refer to the above as the Getty Images Trademarks. In the event that a third party or parties not affiliated with the Getty family acquires control of Getty Images, Getty Investments L.L.C. (Getty Investments) has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Images Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Images Trademarks, after which time we no longer would have the right to use them. Getty Investments’ right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

Getty Investments owns approximately 18% of the outstanding shares of our common stock as of December 31, 2002. Mr. Mark Getty, our Executive Chairman serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan Klein, our Chief Executive Officer, and Mr. Andrew Garb, a member of our Board of Directors, serve on the Board of Directors of Getty Investments.

CERTAIN PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE CORPORATE LAW MAY DETER A THIRD PARTY FROM ACQUIRING OUR COMPANY

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our stockholders. This authority, together with certain provisions of our restated certificate of incorporation, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This could occur even if our stockholders consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock in the Getty Group and the Torrance Group, along with certain provisions of Delaware law, may have the effect of delaying, deterring or preventing a takeover of our company.

AN INCREASE IN GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

We are subject to a number of regulations applicable to businesses generally, as well as laws and regulations directly applicable to e-commerce. Although existing laws and regulations affecting e-commerce are not unduly burdensome, state, federal and foreign governments have and may continue to adopt legislation regulating the Internet and e-commerce. Such legislation or regulation could both increase our cost of doing business and impede the growth of the Internet while decreasing its acceptance or effectiveness as a communications and commerce medium. If a decline in the use of the Internet occurs, existing or potential customers may decide not to license or use our online products and services.

Existing or future laws and regulations that may impact our business include, but are not limited to, those that govern or restrict:

•	privacy issues and data processing, retention and transmission;
•	pricing and taxation of goods and services offered over the Internet;
•	website content or the quality of products and services offered over the Internet; and
•	sources of liability for companies involved in the Internet or e-commerce.

Relationship With Our Employees

At December 31, 2002, we had 1,649 employees. Of these, 855 were located in North America, 652 in Europe and 142 in the rest of the world. We believe that we have satisfactory relations with our employees.

Governmental Regulation

All of our facilities, including those in the U.S., are subject to environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, earnings or competitive position.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

The information required herein is contained in Note 12 to the Consolidated Financial Statements “Business Segments and Geographic Areas” in Part IV, Item 15(A) of this Annual Report on Form 10-K and is incorporated by reference herein.

10	GETTY IMAGES, INC.	2002	FORM 10-K	PART I	ITEM 1

AVAILABLE INFORMATION

We file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. We maintain an Internet site, http://www.gettyimages.com, where we make these reports and related amendments available free of charge as soon as reasonably practicable after we electronically file such material with the SEC.

ITEM 2. PROPERTIES

Our principal executive offices and worldwide headquarters are located in Seattle, Washington. We also have a significant presence in London, England and New York City, New York. All facilities data included in this Item is as of March 1, 2003.

In Seattle, we lease approximately 209,822 square feet of office space under three leases. Leases covering approximately 29,600 square feet and 180,300 square feet expire in September of 2004 and August of 2013, respectively. Approximately 14,200 square feet of the total leased space has been identified as excess, of which 7,100 square feet is currently subleased.

In London, we lease approximately 68,900 square feet of office space under five leases. Leases covering approximately 1,500 square feet, 23,200 square feet, 9,800 square feet, 14,400 square feet and 20,000 square feet expire in June of 2004, October of 2010, March of 2014, October of 2015 and September of 2016, respectively.

In New York, we lease approximately 246,500 square feet of office space under three leases, which expire in March of 2015. Approximately 145,800 square feet of the total leased space has been identified as excess, all of which is currently subleased.

In addition, we lease office space for our wholly owned offices throughout the world in key business centers.

Our existing facilities are adequate and appropriate for our operations.

ITEM 3. LEGAL PROCEEDINGS

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringement of the intellectual property rights of third parties, such as the failure to secure model and property releases. Claims may also include those brought by photographers and cinematographers relating to our handling of images submitted to us or the companies we have acquired. We have accrued a liability for the estimated costs of settlement or adjudication of claims for which we believe a loss is probable. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, are expected to have a material adverse effect on our Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the company’s stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

11	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock was traded on the Nasdaq National Market (Nasdaq) under the symbol “GETY” through November 4, 2002. Beginning November 5, 2002, our common stock has been traded on the New York Stock Exchange (NYSE) under the symbol “GYI.” The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices of our common stock as reported on the Nasdaq and the NYSE, as applicable:

	High	Low

Year Ended December 31, 2002
First Quarter	$30.250	$18.250
Second Quarter	38.480	17.890
Third Quarter	23.280	13.190
Fourth Quarter	31.700	17.590

Year Ended December 31, 2001
First Quarter	$37.250	$13.938
Second Quarter	32.660	13.700
Third Quarter	26.500	9.150
Fourth Quarter	23.740	10.000

On March 3, 2003, the closing market price of our common stock as reported on the NYSE was $29.20 per share.

Holders

There were approximately 131 holders of record of our common stock on March 3, 2003.

Dividends

We have not paid or declared any dividends on our common stock since our inception and anticipate that we will retain our future earnings to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our general financial condition and general business conditions. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. In addition, our current senior credit facility prohibits the payment of dividends.

Unregistered Securities

On May 13, 2002, upon conversion of $12.7 million in convertible 4.75% subordinated notes due in June of 2003, the company issued to the then current note holders an aggregate of 443,839 unregistered shares of its common stock. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3 (a) (9).

On January 22, 2002, the company issued an aggregate of 5,632 unregistered shares of its common stock, in addition to other consideration, in connection with the purchase of certain assets of The Image Bank España, S.A. The issuance of these securities was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as none of the recipients was a “U.S. person” as defined in Regulation 902(c) of Regulation S.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto included in Part IV, Item 15(A) and the section entitled “Management’s Discussion

12	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 6

and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this report. Historical results are not necessarily indicative of the results to be expected in the future.

YEARS ENDED DECEMBER 31,	2002	2001	2000	1999	1998 (1)

(In thousands, except per-share amounts)

Consolidated Statements of Operations Data
Sales	$463,011	$450,985	$484,846	$247,840	$185,084
Income (loss) before income taxes	36,087	(98,662)	(164,151)	(69,493)	(32,873)
Net income (loss)	21,468	(95,312)	(169,334)	(67,833)	(36,383)
Net income (loss) per share
Basic	$0.40	$(1.84)	$(3.40)	$(1.94)	$(1.25)
Diluted	0.39	(1.84)	(3.40)	(1.94)	(1.25)
Shares used in computing per-share amounts
Basic	53,084	51,723	49,708	35,049	29,160
Diluted	55,455	51,723	49,708	35,049	29,160

Other Operating Data
Ratio of earnings to fixed charges (2)	2.7	N/A	N/A	N/A	N/A
Deficiency of earnings to fixed charges (3)	$—	$98,662	$164,151	$69,493	$32,873

Consolidated Balance Sheets Data
Total assets	$1,025,055	$993,081	$1,100,636	$939,569	$462,863
Long-term debt, net of current maturities	244,739	256,215	274,427	101,802	72,354

(1)	This column reflects the combination of the Consolidated Financial Statements of Getty Communications plc, our predecessor company, for the period January 1, 1998 through February 9, 1998 and the company’s Consolidated Financial Statements for the period February 10, 1998 through December 31, 1998.

(2)	Ratio of earnings to fixed charges means the ratio of (i) the sum of net income plus fixed charges and income taxes, to (ii) fixed charges, where fixed charges are the aggregate of interest, amortization of the costs related to debt and an allocation of rental charges to approximate equivalent interest.

(3)	Due to net losses incurred in 2001, 2000, 1999 and 1998, the ratio of earnings to fixed charges in those years was less than 1:1. The company would have had to generate additional earnings in the amounts indicated in the table to have achieved a ratio of 1:1.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part IV, Item 15(A), Part I, Item 1. “Business,” Part I, Item 6. “Selected Consolidated Financial Data.”

GENERAL

Overview

The company is a leading provider of high quality, relevant imagery and related services to creative professionals at advertising agencies, graphic design firms, corporations, and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers.

Revenue

We generate our revenue from licensing rights to use imagery and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving licensing rights to use single still images, film clips or pre-packaged CD-ROM

13	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

products containing between 100 and 300 images. We also generate revenue from subscription or bulk purchase agreements under which customers are provided access to imagery online.

STILL IMAGERY

The majority of the still imagery that the company licenses can be broken down into three portfolios: rights-managed, royalty-free, and editorial. Rights-managed images are licensed by customers on a use-by-use basis and generally have higher license fees based on the intended use of the image, including type of media, geographical distribution, image size, license duration, circulation and level of rights protection. Approximately 56% of the company’s sales for 2002 were for rights-managed imagery, with an average license fee for a single rights-managed image of approximately $535, and an average gross margin of approximately 66%.

Royalty-free images are licensed by customers on a nonexclusive basis and can be used for multiple projects over an unlimited time period. License fees for pre-packaged royalty-free CD-ROM products are generally the same for each licensee, while license fees for single royalty-free images differ depending on the file size of the selected image. Approximately 27% of the company’s sales for 2002 were for royalty-free imagery, with an average license fee for a single royalty-free image of approximately $105, and an average gross margin of approximately 80%.

Editorial imagery is generally not for resale, trade, packaging, promotion or advertising and is licensed on a single image or subscription basis. Approximately 8% of the company’s sales for 2002 were for editorial imagery. Because many of these images are licensed on a subscription basis, average license fee is not meaningful. Average gross margin for all editorial images licensed in 2002 was approximately 85%.

MOVING IMAGERY

The company also licenses moving imagery, or film, which may be rights-managed or royalty-free, with license fees based on the intended use of the imagery, including market, geographic area and duration of use. Approximately 6% of the company’s sales for 2002 were for film, with an average price for a rights-managed film clip in North America of approximately $565, and an average gross margin for all film licensed of approximately 72%.

Cost of Sales

Our cost of sales primarily consists of commission payments to contributing photographers, cinematographers and third-party image providers (collectively referred to as contributors). These contributors are under contract with the company and typically receive payments of up to 50% of the sales value, depending on the portfolio (as discussed above), how the imagery is delivered (delivery via digital download results in a lower commission), and where the imagery is licensed (licenses outside a contributor’s home territory result in lower commissions). We own a significant number of the images in our collections, and these images do not require commission payments.

Aside from direct licensing to customers, the company licenses imagery through distributors worldwide. Licenses through distributors comprised approximately 7% of the company’s sales in 2002. Distributors typically earn and retain 40% of the license fee, and we recognize the remaining 60% as revenue. Commissions paid to contributors on distributor sales are generally 50% of the company’s share of the license fee (generally 30% of the total license fee). This results in an average gross margin of approximately 50% on distributor sales.

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

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Goodwill arising from business combinations prior to July 1, 2001 was amortized over the associated estimated useful lives, ranging from three to 30 years. Amortization of goodwill was $66.1 million and $101.0 million for 2001 and 2000, respectively. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible

14	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

Assets.” This statement required us to cease amortization of goodwill and alternatively test the net goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, the company must estimate the implied fair value of its goodwill. This fair value is based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, future risk free rates of return, and the company’s future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the determination of income from operations. The net balance of goodwill at December 31, 2002 was $603.0 million.

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from the company and sold, transferred, licensed, rented, or exchanged. For the company, these assets consist mostly of customer lists, covenants not to compete and trademarks, tradenames and copyrights. Identifiable intangible assets are generally valued based on discounted estimated future cash flows, which are inherently uncertain and therefore require management’s most difficult judgments. Should future cash flows associated with these assets not meet management’s current expectations, it is reasonably possible that the company would be required to accelerate the amortization, or write off the impaired portion, of the unamortized balance of such assets. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (two to 10 years), which are determined in most cases based on contractual or other legal terms. The net balance of identifiable intangible assets at December 31, 2002 was $18.6 million.

CERTAIN LONG-LIVED ASSETS

The useful lives of certain of the company’s long-lived assets, including capitalized image content costs and hardware and software (included within property and equipment in the Consolidated Balance Sheets), are based on the estimated period over which the assets are expected to provide benefit to the company. Should we determine at some point in the future that the useful lives of these assets are shorter than previously determined, the company would be required to accelerate the depreciation, or possibly write off the impaired portion, of the undepreciated balance of such assets.

The estimated useful lives of image content, ranging from generally four years for contemporary content to 40 years for archival content, are determined based on sales history. Historical sales may not be indicative of future sales, and therefore, these estimated lives are inherently uncertain and require management’s most difficult judgments. The balance of capitalized image content costs, net of accumulated depreciation, was $62.7 million at December 31, 2002.

The three-year estimated useful life of hardware and software is determined based on prior experience with related technology and the expected future utility of the assets to the company. As hardware and software providers’ future support of today’s technology and the future of technology in general are inherently uncertain, these estimated lives require management’s most difficult judgments. The balance of hardware and software, net of accumulated depreciation, was $42.9 million at December 31, 2002.

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

As of December 31, 2002, we had net deferred tax assets of $56.1 million, net of a valuation allowance of $17.5 million that was established in 2001 at $12.8 million and increased by $4.7 million in 2002. Approximately $4.4 million of the increase was associated with the exercise of employee stock options in the U.S., and $0.3 million was related to a capital loss that will likely not be recognized for tax purposes. While we generated taxable income from our primary U.S. operations in 2002, we had not consistently done so in prior years. It will be necessary to generate taxable income from our primary U.S. operations of approximately $153 million in order to utilize enough of the domestic tax loss carryforwards to realize the associated deferred tax asset. Furthermore, there may be significant limitations on the ability of the company to realize the tax benefits attributable to these domestic tax loss carryforwards in the event of a change in ownership.

During 2002, we implemented cost reduction programs designed to improve both U.S. and foreign levels of current and prospective taxable income and also implemented tax-planning strategies that increased U.S. taxable income. Management believes it is currently

15	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

reasonable to estimate the impact of these actions on the results of near-term future periods and has computed the net deferred tax asset at December 31, 2002 accordingly. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for the company’s U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021. In the event that actual results differ from management’s current expectations, the valuation allowance could materially change, directly impacting our Consolidated Financial Statements. Management will reevaluate the valuation allowance at least annually, most likely early in the fourth quarter. This timing is appropriate, as it will coincide with completion of our tax filings for the prior year, updating of estimated results of operations for the current year, and preparation of the budget for the following year. If such evaluation indicates that we are able to utilize more of the deferred tax asset than the net balance, all or a portion of the valuation allowance will be credited to income tax expense or additional paid-in capital in the period that such a determination is made. If the evaluation indicates that we are unable to utilize all or a portion of the net deferred tax asset balance, a greater valuation allowance will be recorded and charged to income tax expense in the period of that determination, which could be in advance of the expiration of the loss carryforwards.

The deferred tax assets in respect of loss carryforwards and the related loss carryforwards at December 31, 2002 expire as follows:

	DEFERRED TAXES	NET OPERATING LOSS CARRYFORWARDS

(In thousands)

Between 2018 and 2021 (primarily domestic)	$58,476	$153,079
Between 2003 and 2007 (foreign)	2,261	4,649
Indefinite (foreign)	1,776	5,919

Totals	$62,513	$163,647

FOREIGN EXCHANGE

Foreign exchange gains and losses that arise from the revaluation of foreign-currency denominated balances, other than long-term intercompany balances, are included in the Consolidated Statements of Operations for the period in which the exchange rates change. Foreign exchange gains and losses that arise from the revaluation of intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future, are reported and accumulated in other comprehensive income (loss) in the Consolidated Balance Sheets. Should the company reclassify and settle a portion of these intercompany balances at some point due to domestic cash needs or other purposes, these intercompany balances would be redesignated as short-term, and all future revaluation gains and losses would be taken through the Consolidated Statements of Operations. In addition, should the company sell one of the subsidiaries with which it has a long-term intercompany balance, the accumulated other comprehensive income or loss associated with that entity would be included in the calculation of the gain or loss on the sale of the subsidiary. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for disclosure of significant long-term intercompany balances.

Foreign exchange gains of $21.0 million and losses of $9.2 million and $14.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, arose from the revaluation of intercompany balances deemed to be long-term in nature and were thus excluded from the Consolidated Statements of Operations and included in the Consolidated Balance Sheets as a component of other comprehensive income (loss).

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The accounting policies and methodology used to estimate our allowance for doubtful accounts are based on historical losses as a percentage of sales, existing economic conditions, and specific account analysis of at-risk customers and distributors. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate, therefore, the allowance for doubtful accounts requires management’s most difficult judgments. Should future uncollectible amounts not reflect management’s current estimates, it is reasonably possible that we would be required to increase the allowance for doubtful accounts or write off specific uncollectible balances through bad debt expense included in selling, general and administrative expenses in the Consolidated Statements of Operations. The recorded investment in

16	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

trade receivables, net of allowances for doubtful accounts, past due 90 days or more as of December 31, 2002 and 2001 was $10.0 million and $10.4 million, respectively.

Catalogs

As described in Part IV, Item 15(A), Note 2 to the Consolidated Financial Statements “Summary of Significant Accounting Policies,” effective October 1, 2001, the costs of producing image marketing catalogs are expensed upon initial distribution of each catalog rather than deferred and amortized. This change was required because our new financial information systems no longer permit us to directly associate image revenue with specific catalogs. Below is a table showing direct catalog production costs and amortization of any such costs that were deferred, and their impact on the company’s Consolidated Statements of Operations and Balance Sheets:

	CONSOLIDATED STATEMENTS OF OPERATIONS		CONSOLIDATED BALANCE SHEETS

	Selling, general and administrative expenses	Amortization	Deferred catalog costs

(In thousands)

2002
Direct catalog production costs	$6,632	$—	$—
Amortization of deferred catalog costs	—	9,642	—

	$6,632	$9,642	$—

2001
Direct catalog production costs	$3,594	$—	$4,382
Amortization of deferred catalog costs	8,781	6,714	—

	$12,375	$6,714	$4,382

2000
Direct catalog production costs	$—	$—	$12,613
Amortization of deferred catalog costs	10,516	—	—

	$10,516	$—	$12,613

Direct catalog production costs were recorded to deferred catalog costs in the Consolidated Balance Sheets prior to October 1, 2001 and to selling, general and administrative expenses in the Consolidated Statements of Operations thereafter. Amortization of catalog costs that had been recorded to deferred catalog costs prior to October 1, 2001 was included in selling, general and administrative expenses in the Consolidated Statements of Operations prior to October 1, 2001 and in amortization in the Consolidated Statements of Operations thereafter. Deferred catalog costs were fully amortized at December 31, 2002.

Acquisitions

All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations since the respective dates of acquisition are included in those of the consolidated company.

FISCAL YEARS 2002 AND 2001

We acquired certain assets of the distributors of The Image Bank (TIB) in Denmark and Singapore in 2002, and we acquired the TIB distributor in Australia and certain assets of the TIB distributor in Brazil in 2001, none of which were significant to the company as a whole for any period presented.

17	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

FISCAL YEAR 2000

On March 22, 2000, the company acquired all of the outstanding stock of Visual Communications Group Holdings, Ltd., VCG Holdings LLC, Definitive Stock, Inc. and Visual Communications Group Deutschland GmbH (collectively VCG). The VCG acquisition details are shown in the table below:

(In thousands, except useful lives)

Cash	$204,700
Debt assumed and paid	18,700
Related transaction costs	3,500

Total purchase price	226,900
Less: Net assets acquired	1,131
Less: Identifiable intangibles	25,797

Goodwill	$199,972

Identifiable intangibles – useful lives	5 – 10 years
Goodwill – initial useful life	10 years

During 2000, the company also made the following acquisitions with cash, common stock and/or exchangeable preferred stock exchangeable into common stock: i/us Corporation, an Ontario corporation and provider of specialty graphics and publishing tools to website developers, designers and graphics users; Cass & Cass Ltd. (d/b/a TIB-U.K.), the distributor of TIB in the United Kingdom; four additional TIB distributors in the U.S., Canada and Sweden; and a stock photo agency in Australia. The aggregate purchase price, net assets acquired and related goodwill were $28.5 million, $0.6 million, and $27.9 million, respectively.

RESULTS OF OPERATIONS

Below are selected financial highlights from the company’s results of operations and corresponding management discussion.

Pro forma figures represent the results of the consolidated company, less the results of disposed businesses for the periods in which they were included in the consolidated results of the company, plus the results of acquired businesses for the periods in which they operated independently and were not included in the consolidated results of the company. Management believes these pro forma figures are useful as the company acquired and disposed of multiple companies during the periods shown, and the pro forma figures allow changes in the results of operations of the company to be presented on a comparable basis. These pro forma results should not be considered alternatives to the reported results, but should be considered supplemental information. As such, the discussions of the results of operations are based on the figures reported in the Consolidated Statements of Operations.

During 2002, the company began tracking its financial performance, in part, based on income from operations and operating margin (the percentage derived by dividing income from operations by sales). As such, we have added income or loss from operations and operating margin to both the 2002 to 2001 and the 2001 to 2000 discussions of operating results. Income or loss from operations and operating margin should not be considered alternatives to net income as indicators of our operating performance, but should be considered supplemental indicators.

2002 Results of Operations Compared to 2001 Results of Operations

Pro forma figures represent the results of the consolidated company less the results of Art.com (disposed of in May of 2001) and American Royal Arts (disposed of in April of 2002) for both years, as applicable. All figures in tables are shown in thousands, except percentages.

SALES

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of sales	2001	% of sales	$ change	% change

Sales – as reported	$463,011	100.0	$450,985	100.0	$12,026	2.7
Sales – pro forma	462,308	100.0	443,603	100.0	18,705	4.2

18	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

Sales increased due to significant year over year growth in the second half of 2002, offset in part by year over year declines in the first half of 2002. Sales for the first half of 2002 declined from the first half of 2001 due mainly to continuation of the downturn in the advertising and media sectors brought on in 2001 by general economic conditions in the U.S. and abroad, as well as the negative impact of changes in foreign currency exchange rates on the translation of sales denominated in foreign currencies. Sales growth for the second half of 2002 over the same period of 2001 was due mainly to: the introduction of additional third-party royalty-free image collections to the gettyimages.com website; selective price increases; and the positive impact of changes in foreign currency exchange rates on the translation of sales denominated in foreign currencies. The net impact of changes in foreign currency exchange rates, particularly Euros and British pounds to U.S. dollars, on sales recorded for 2002 was an increase in sales of approximately $4.4 million.

Geographically, sales increased year over year in many countries, including the U.S., Australia, the U.K. and several other European countries. Sales increased year over year across multiple image collections, including previously-introduced and newly-introduced third-party imagery, imagery in a rights-managed collection that was rebranded mid-year, and editorial imagery. Sales growth in these collections resulted from the same factors that caused overall sales growth for the second half of the year. Sales in the company’s largest royalty-free collection and film collections declined in 2002. These collections will be the focus of sales and marketing initiatives in 2003, including the segmentation and repricing of the royalty-free collection and the addition of digitized film to the gettyimages.com website.

GROSS PROFIT AND GROSS MARGIN

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of sales	2001	% of sales	$ change	% change

Gross profit and margin – as reported	$334,931	72.3	$328,595	72.9	$6,336	1.9
Gross profit and margin – pro forma	334,587	72.4	325,291	73.3	9,296	2.9

Despite an increase in the company’s gross profit year over year, gross margin declined to 72.3% in 2002 principally due to an increase in licenses of lower margin images. During the second half of 2002, the company added third-party royalty-free images to the gettyimages.com website that contribute approximately 50% gross margin. The gross margin on these images is expected to increase to approximately 60% in 2003, thereby mitigating the negative impact of these image licenses on overall gross margin. Management currently expects overall gross margin to erode slightly in 2003 due to the mix of imagery it anticipates will be licensed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of sales	2001	% of sales	$ change	% change

SG&A – as reported	$208,450	45.0	$234,816	52.1	$(26,366)	(11.2)
SG&A – pro forma	207,857	45.0	228,253	51.5	(20,396)	(8.9)

Selling, general and administrative expenses were lower for 2002 due mainly to declines of approximately $14 million in advertising and marketing, $5 million in professional fees and $3 million in payroll and related costs.

Advertising and marketing expenses were down year over year due to the elimination of marketing materials considered duplicative upon consolidation of certain of the company’s image collections and reduced catalog costs (as discussed under “Catalogs” above). Professional fees were down year over year due to planned reductions in spending. Full time equivalent employees at December 31, 2002 and 2001 were approximately 1,649 and 1,845, respectively, a year over year decline of 196 employees or 11% of the workforce. Payroll and related expenses declined year over year, but not proportional to the decline in headcount. This was due to salary increases effective in April of 2002, increased commissions paid to sales personnel and bonuses accrued relative to 2002 financial performance.

Management currently expects selling, general and administrative expenses in 2003 to approximate those recorded in 2002.

19	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

DEPRECIATION

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of sales	2001	% of sales	$ change	% change

Depreciation – as reported	$61,014	13.2	$59,507	13.2	$1,507	2.5
Depreciation – pro forma	60,970	13.2	57,899	13.1	3,071	5.3

Depreciation increased in 2002 due mainly to capital expenditures for new enterprise systems implemented worldwide beginning in the fourth quarter of 2001 and other technology investments. Management currently expects depreciation to decline in 2003.

AMORTIZATION

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of sales	2001	% of sales	$ change	% change

Amortization – as reported	$14,999	3.2	$80,775	17.9	$(65,776)	(81.4)

Amortization decreased year over year due mainly to the cessation of goodwill amortization in accordance with SFAS No. 142, offset in part by the inclusion of $9.6 million in amortization of deferred catalog costs in 2002 as compared to $6.7 million in 2001. Goodwill amortization for 2001 was $66.1 million.

Based on the balance of identifiable intangible assets at December 31, 2002, management expects amortization to approximate  $4 million in 2003. Amortization can be expected to increase gradually over time as the company acquires or develops intangible assets such as trademarks, tradenames, copyrights, customer lists and covenants not to compete. Any significant acquisitions involving identifiable intangibles could materially increase this estimate.

INCOME (LOSS) FROM OPERATIONS

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of sales	2001	% of sales	$ change	% change

Income (loss) from operations – as reported	$49,425	10.7	$(77,582)	(17.2)	$127,007	163.7
Income (loss) from operations – pro forma	49,718	10.8	(63,497)	(14.3)	113,215	178.3

Income from operations increased in 2002 due mainly to the cessation of goodwill amortization, higher sales and lower selling, general and administrative expenses, offset in part by lower gross margin, all of which are discussed in detail above. In addition, integration and restructuring costs, the loss on impairment of assets, and the loss on abandoned and subleased property that were incurred in 2001 did not recur in 2002.

INCOME TAXES

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of sales	2001	% of sales	$ change	% change

Income tax expense (benefit) – as reported	$14,619	3.2	$(3,350)	(0.7)	$17,969	536.4
Income tax expense – pro forma	14,739	3.2	2,122	0.5	12,617	594.5

20	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

Income tax expense increased over the prior year due to higher income before taxes and an increase in the company’s effective tax rate. The company’s effective tax rates were 40.5% and 38.8% in 2002 and 2001, respectively. For 2001, the effective tax rate excluded the effect of the valuation allowance and items that are not tax deductible, including amortization of goodwill and the loss on impairment of long-lived assets. The increase in the effective tax rate for 2002 was due to variations in the profit mix and tax rates in the countries in which we operated and the effect of an increase in the valuation allowance in 2002 to offset the benefit associated with a capital loss that will likely never be recognized for tax purposes.

As of December 31, 2002, the company had net deferred tax assets of $56.1 million, net of a valuation allowance of $17.5 million. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for its U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized.

2001 Results of Operations Compared to 2000 Results of Operations

Pro forma figures represent the results of the consolidated company less the results of Art.com for both years, plus the results of VCG (acquired in March of 2000) that were incurred while it operated as an independent company for the first quarter of 2000, as applicable. All figures in tables are shown in thousands, except percentages.

SALES

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Sales – as reported	$450,985	100.0	$484,846	100.0	$(33,861)	(6.9)
Sales – pro forma	447,187	100.0	489,740	100.0	(42,553)	(8.7)

The sales decline in 2001 reflected mainly volume decreases, offset in part by sales price increases. The company experienced declines in many geographic areas year over year, particularly in the U.S. and the U.K. Sales for 2001 were lower than expected across nearly all of the company’s collections and geographies, due mainly to the continual worldwide decline in marketing and advertising spending as a result of economic conditions, the company’s internal focus on integration of acquired businesses and significant system conversions, and the terrorist attacks on the U.S. on September 11, 2001.

GROSS PROFIT AND GROSS MARGIN

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Gross profit and margin – as reported	$328,595	72.9	$344,181	71.0	$(15,586)	(4.5)
Gross profit and margin – pro forma	327,047	73.1	351,901	71.9	(24,854)	(7.1)

The increase in gross margin in 2001 was due to a continuing sales mix shift to higher margin digitally delivered sales and sales of company owned imagery.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

SG&A – as reported	$234,816	52.1	$249,765	51.5	$(14,949)	(6.0)
SG&A – pro forma	230,615	51.6	244,233	49.9	(13,618)	(5.6)

The dollar decline in selling, general and administrative expenses resulted primarily from lower advertising and marketing costs and headcount reductions.

21	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

DEPRECIATION

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Depreciation – as reported	$59,507	13.2	$49,476	10.2	$10,031	20.3
Depreciation – pro forma	58,056	13.0	43,774	8.9	14,282	32.6

The year over year increase in depreciation was primarily related to business acquisitions during 2000, the continued development of technology assets related to our Web-based sales strategy and implementation of new sales order processing, customer database management, finance and accounting systems in 2001. In addition, the figure for 2001 includes approximately $2.5 million relating to the shortening of the depreciable lives of legacy software systems upon conversion to new finance and accounting systems in the fourth quarter.

AMORTIZATION

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Amortization – as reported	$80,775	17.9	$118,663	24.5	$(37,888)	(31.9)

Amortization decreased from 2000, due mainly to the write off of Art.com goodwill (previously amortized over three years) in the fourth quarter of 2000, offset in part by the inclusion of $6.7 million of catalog amortization in 2001, as described under “Catalogs” above.

INTEGRATION AND LOSS ON IMPAIRMENT OF ASSETS

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Integration and loss on impairment of assets – as reported	$14,713	3.2	$72,043	14.8	$(57,330)	(79.5)

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

The costs associated with these significant integration projects were expensed as incurred as follows:

YEARS ENDED DECEMBER 31,	2001	2000

(In thousands)

Employee terminations	$3,025	$6,622
Abandonment of facilities	1,540	3,621
Process review	417	3,593
Consulting and other professional fees	223	2,899
Contract re-negotiation and termination	18	1,662
Other	45	240

Total integration costs	$5,268	$18,637

22	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

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

The integration costs associated with the closure of Art.com and the Calgary office during 2001 were as follows:

	ART.COM	CALGARY	TOTAL

(In thousands)

Employee terminations	$956	$719	$1,675
Abandonment of facilities	701	174	875
Other	430	—	430

Total integration costs	$2,087	$893	$2,980

LOSS ON ABANDONED AND SUBLEASED PROPERTY

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Loss on abandoned and subleased property – as reported	$11,590	2.5	$—	—	$11,590	100.0

During the fourth quarter of 2001, the company re-evaluated its worldwide facilities requirements and identified excess space in London, Munich, New York, San Francisco, Santa Monica and Seattle. The company recorded a loss of $11.6 million during the fourth quarter to account for minimum rental payments and costs of subleasing the properties over the remaining lives of the leases, net of expected sublease income, undiscounted. Approximately $5.5 million of this charge remains in accrued expenses at December 31, 2002, and will be paid out in future periods through 2007.

RESTRUCTURING COSTS

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Restructuring costs – as reported	$4,776	1.0	$(1,090)	(0.2)	$5,866	538.1

During the third quarter of 2001, management announced that in response to further weakening in the U.S. and global markets served by Getty Images, the company would reduce its workforce by approximately 300 people worldwide across multiple functions. The company recorded $4.5 million in restructuring costs for a planned 320 employee terminations once management had committed the company to a formal plan of termination and had communicated to all employees the benefit arrangements they would receive if terminated. The company also incurred $0.3 million in other related restructuring costs. As of March 31, 2002, all planned employees had been terminated and all related termination costs had been paid.

23	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

LOSS FROM OPERATIONS

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Loss from operations – as reported	$(77,582)	(17.2)	$(144,676)	(29.8)	$67,094	46.4
Loss from operations – pro forma	(64,261)	(14.4)	(125,492)	(25.6)	61,231	48.8

Loss from operations decreased in 2001 over 2000 due mainly to higher gross margin and lower selling, general and administrative expenses, amortization and integration costs, offset in part by lower sales and higher depreciation expense, loss on abandoned and subleased property and restructuring costs, all of which are discussed in detail above.

LOSS ON IMPAIRMENT OF INVESTMENTS

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Loss on impairment of investments – as reported	$(4,224)	(0.9)	$—	—	$(4,224)	(100.0)

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

DEBT CONVERSION EXPENSE

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Debt conversion expense – as reported	$—	—	$(6,689)	(1.3)	$6,689	100.0

In March of 2000, the company induced the voluntary redemption of $62.3 million of the then outstanding $75.0 million in 4.75% convertible subordinated notes, resulting in the issuance of 2,187,034 shares of the company’s common stock. In connection with the redemption, the company paid the note holders a cash premium of approximately $6.7 million. This premium is included in the Consolidated Statements of Operations as debt conversion expense. The carrying value of the converted debt, net of issuance costs of $1.9 million, was credited to common stock and additional paid-in capital.

INCOME TAXES

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Income tax expense (benefit) – as reported	$(3,350)	(0.7)	$5,567	1.1	$(8,917)	(160.2)
Income tax expense – pro forma	1,823	0.4	11,258	2.3	(9,435)	(83.8)

Excluding the effect of items that are not tax deductible, including amortization of goodwill and certain reserves and valuation allowances, the company’s effective tax rates were 38.8% and 39.2% in 2001 and 2000, respectively. Fluctuations in the effective tax rate

24	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

were due to variations in the profit mix and tax rates in the countries in which we operated, the effect of debt conversion costs and loss on impairment of long-lived assets that were not fully tax deductible, and the establishment of a valuation allowance in 2001.

EXTRAORDINARY ITEM, NET OF TAX

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2001	% of sales	2000	% of sales	$ change	% change

Extraordinary item, net of tax – as reported	$—	—	$384	—	$(384)	(100.0)

In January of 2000, a subsidiary of the company retired $3.3 million of debt at a discount prior to maturity. This resulted in an extraordinary gain of $0.4 million, net of income taxes of $0.3 million, or $0.01 per share.

FINANCIAL CONDITION

Liquidity

The company has multiple internal and external sources of liquidity, or sources for generating cash to meet the company’s needs. These sources include current cash and short-term investment balances, expected future cash flows provided by operating and financing activities and funds available under a senior credit facility. These sources of liquidity are expected to be adequate to meet the company’s needs for at least the following 12 months.

CASH AND SHORT-TERM INVESTMENTS

At December 31, 2002, the company held $76.1 million in cash and cash equivalents and $40.7 million in short-term investments, consisting of asset-backed securities, commercial paper, corporate bonds, U.S. agency securities and certificates of deposit. Circumstances that are reasonably likely to impact these sources of liquidity include fluctuations in interest rates and defaults by the issuers of debt securities in which the company has invested. However, the company’s investments are of investment grade and are diversified among industries and individual issuers. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” below for additional disclosures related to interest rate risk.

CASH FLOWS PROVIDED BY OPERATING AND FINANCING ACTIVITIES

Net cash provided by operating activities was $105.5 million, $45.3 million and $37.7 million for 2002, 2001 and 2000, respectively. The increase in operating cash flows from year to year resulted mainly from increasing sales and decreasing selling, general and administrative expenses. Management currently expects that operating cash flows will continue to increase, however, operating cash flows are reasonably likely to be impacted by the following circumstances: unexpected fluctuations in sales and cost of sales; inability to maintain lowered levels or further reduce selling, general and administrative expenses; the timing of collections of customer accounts receivable and payment of accounts payable and accrued expenses; changes in income tax laws; and general risks discussed in Part I, Item 1 of this document under “Factors That May Affect the Business.”

Net cash provided by financing activities was $3.1 million, $6.1 million and $240.7 million for 2002, 2001 and 2000, respectively. The decrease in financing cash flows from year to year resulted mainly from reduced borrowings, offset in part by increasing proceeds from the issuance of stock related to employee stock options exercised. Future cash flows provided by financing activities would consist mainly of borrowings under the senior credit facility, if any, and stock option exercises by employees. The company does not currently anticipate borrowing funds under the senior credit facility, but could elect to do so at any time if other sources of liquidity were insufficient to achieve company objectives. Stock option exercises typically increase or decrease proportional to increases and decreases in the company’s stock price, and are generally out of the control of management.

SENIOR CREDIT FACILITY

At December 31, 2002, the company had $81.1 million available under an $85.0 million senior revolving credit facility with a consortium of banks. The used portion of the line of credit represents letters of credit aggregating $3.9 million. The senior credit facility may be increased by $40 million, to a total of $125.0 million, until July 19, 2004 at the election of the company without consent of the lenders.

25	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

Additional key terms and conditions of the facility are:

•	secured by all of the capital stock of certain domestic subsidiaries of the company, 65% of the capital stock of certain foreign subsidiaries, and certain assets, primarily trademarks and current assets, of the company and these subsidiaries;
•	primary financial covenants include maintenance of: a maximum leverage ratio of 3.25, stepping down to 3.0 for fiscal quarters ending December 31, 2003 and thereafter; a minimum fixed charge coverage ratio of 1.5; and a minimum consolidated net worth not less than $484.3 million, plus 50% of future consolidated quarterly net income ($9.4 million as of December 31, 2002), plus 100% of future aggregate increases in stockholders’ equity through the issuance and sale of stock ($33.6 million as of December 31, 2002);
•	annual interest rate of either i) LIBOR, plus a spread ranging from 0.875% to 1.625% depending on the company’s leverage ratio or ii) the higher of a) the Federal Funds rate, plus 0.500% or b) the rate of interest in effect for such day as publicly announced by Bank of America as its “prime rate,” plus a spread ranging from zero to 0.250% depending on the company’s leverage ratio;
•	commitment fee for unutilized facilities between 0.250% and 0.400% annually, depending on the company’s leverage ratio;
•	expires July 19, 2005;
•	restrictions on payments include no principal payments on any subordinated debt in excess of $25 million, and no purchases of shares of the company’s own stock in excess of the sum of the number of unexercised employee stock options as of the date of the agreement (approximately 10.9 million shares) and any future employee stock option grants (approximately 0.1 million shares as of December 31, 2002);
•	acquisitions of and investments in third parties are allowed without consent of the lenders, provided they do not exceed $15 million in the aggregate in any fiscal year or $30 million in any rolling three year period. If the cash price of any acquisition exceeds $15 million, lenders representing at least 50% of the total commitments under the facility must approve the transaction;
•	letters of credit issued by the lender reduce the amount available under the line of credit.

Management believes the company is in compliance with the financial covenants at December 31, 2002. As stated above, management does not currently anticipate borrowing funds under the senior credit facility, but could elect to do so at any time as long as it remains in compliance with the financial covenants and other terms and conditions of the facility.

Capital Expenditures, Commitments and Guarantees

The company spent $39.5 million, $72.7 million and $78.6 million on capital expenditures in 2002, 2001 and 2000, respectively. The decline in 2002 resulted from the completion of significant improvements of newly-leased facilities and the implementation of new back-office support systems. The company had no material commitments for capital expenditures at December 31, 2002. However, we plan to spend approximately $35 million on capital expenditures in 2003. These expenditures will include, among other items, purchased and developed image content and technology assets. The anticipated sources of funds for these expenditures are current cash and short-term investment balances and cash flow generated from operations, but could include any of the sources discussed under “Liquidity” above.

At December 31, 2002, the company had various significant contractual obligations and rights other than for capital expenditures. The following table illustrates payments and receipts for the following five years under these contracts. The table assumes that the subordinated notes are repaid upon maturity and there are no borrowings under the senior credit facility, which may or may not reflect future events.

CONTRACTUAL OBLIGATIONS	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

(In thousands)

Subordinated notes – principal payments	$—	$—	$—	$—	$250,000	$—	$250,000
Subordinated notes – interest payments	12,500	12,500	12,500	12,500	6,250	—	56,250
Operating lease payments	19,101	18,092	17,719	17,220	16,878	111,333	200,343
Sublease receipts	(5,637)	(5,289)	(5,182)	(5,186)	(801)	—	(22,095)
Minimum royalty guarantee payments	3,964	4,128	3,818	2,505	—	—	14,415

Net contractual obligations	$29,928	$29,431	$28,855	$27,039	$272,327	$111,333	$498,913

26	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

In addition to these commitments, the company may repurchase its common stock on the open market from time to time, not to exceed $50 million in any six-month period. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash and short-term investment balances, general business conditions and other factors, including alternative investment opportunities and restrictive covenants imposed by our senior credit facility. The company may also repay all or a portion of its subordinated notes prior to maturity, though the company’s current senior credit facility limits principal payments on any subordinated debt to $25 million. The company will also continue to consider selective acquisitions of businesses or assets of businesses. The company has not paid or declared any dividends since its inception, and the Board of Directors does not currently anticipate changing this practice.

Certain subsidiaries of Getty Images, Inc., the parent company, have guaranteed the repayment of any outstanding balance on the $85.0 million senior credit facility in the event of default by Getty Images, Inc. Letters of credit aggregating $3.9 million have been issued under this facility, which would require repayment by the subsidiaries under this guarantee if the parent company were to default.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the company will adopt SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation, such as an obligation to return leased property to its original state, be recognized in the period in which the obligation is incurred if a reasonable estimate of the fair value of the obligation can be made. The fair value of the obligation is capitalized as part of the carrying amount of the long-lived asset and as an asset retirement obligation liability. The long-lived asset is depreciated over its estimated useful life, and the retirement obligation liability increases over the term of the obligation until it comes due with a corresponding charge to accretion expense. Accretion expense is classified as an operating expense in the Consolidated Statements of Operations and represents the effect of the passage of time on the amount of a liability. Management does not expect the adoption of this statement to have a material impact on the company’s Consolidated Financial Statements.

Effective January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires one model for accounting for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more transactions. Adoption of this statement did not have an impact on the company’s Consolidated Financial Statements, however, it could cause any future long-lived asset impairments or disposals to be accounted for or presented in a different manner than in the past.

Effective January 1, 2003, the company will adopt SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement prohibits the classification of gains and losses from extinguishments of debt as extraordinary items unless the extinguishments are unusual in nature and infrequently occurring. Management expects that initial adoption of this statement will not have an impact on the company’s Consolidated Financial Statements but could in the future if the company were to extinguish all or a portion of its convertible subordinated debt, or any future debt, prior to maturity. A gain or loss on the future extinguishment of debt is not likely to be unusual or infrequent and would therefore not be recorded as an extraordinary item as in the past but as a non-operating gain or loss in the Consolidated Statements of Operations.

Effective January 1, 2003, the company will adopt SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that liabilities associated with exit or disposal activities be recognized when the liabilities are incurred and can be measured, as opposed to the date that management commits to the activities, thereby delaying the recognition of some liabilities. In addition, under this standard, employee liabilities are to be recorded at the present value of expected future cash outflows, and operating lease liabilities are to be recorded net of reasonable sublease income, even if it is not management’s intent to sublease the property. Changes in the liabilities due to the passage of time are to be recognized as increases in the carrying amounts of the liabilities and as accretion expense. As management’s current plans do not include exit or disposal activities, management does not expect adoption of this statement to have a material impact on the company’s Consolidated Financial Statements.

Effective with this Annual Report on Form 10-K, the company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” These disclosure provisions improve the prominence and clarity of the pro forma disclosures required by SFAS No. 123 “Accounting for Stock-Based Compensation” by prescribing a specific tabular format and by requiring inclusion of the pro forma disclosures in the “Summary of Significant Accounting Policies” footnote. In addition, this statement improves the timeliness of the disclosures by requiring their inclusion in financial reports for interim periods. The company

27	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7

has not adopted the voluntary transition provisions of this statement. The company uses the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for stock-based compensation and applies the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. The company has no current plans to change its method of accounting for stock-based compensation.

Effective with this Annual Report on Form 10-K, the company has adopted the disclosure provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” This interpretation clarifies that a guarantor is required to disclose: a) the nature of a guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; b) the maximum potential amount of future payments under the guarantee; c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. See disclosure of guarantees of subsidiaries of the company in connection with the senior credit facility in Part IV, Item 15(A), Note 8 to the Consolidated Financial Statements “Commitments and Contingencies” and in “Capital Expenditures, Commitments and Guarantees” above. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The company currently has no material guarantees that would require the recognition of a liability in connection with these provisions.

On July 1, 2003, the company expects to adopt Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” effective for all arrangements entered into on or after that date. This issue addresses how to determine if an arrangement under which the company will perform multiple revenue-generating activities contains more than one unit of accounting. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet all of the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company. This pronouncement also addresses the measurement and allocation of consideration among the separate units of accounting based on their relative fair values. Adoption of this pronouncement is not currently expected to have a material impact the company’s Consolidated Financial Statements.

28	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to a variety of market risks, primarily related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The table below provides information about the company’s financial instruments for which the fair values are sensitive to changes in interest rates. For investments, the table presents cash flows and weighted average interest rates by stated maturity dates. For debt obligations, the table presents principal cash flows and weighted average interest rates by stated maturity dates. All instruments are denominated and presented in U.S. dollars.

	STATED MATURITY DATE							FAIR VALUE AT DECEMBER 31,

	2003	2004	2005	2006	2007	Thereafter	Total	2002	2001

(In thousands, except percentages)

ASSETS
Short-term investments
Fixed rate	$29,784	$2,036	$6,863	$2,015	$—	$—	$40,698	$40,707	$—
Weighted average interest rate	4.53%	3.53%	3.37%	4.44%	—	—	4.28%	—	—

LIABILITIES
Short-term debt
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—	$19,865
Long-term debt
Fixed rate	$—	$—	$—	$—	$250,000	$—	$250,000	$234,063	$219,947
Weighted average interest rate	—	—	—	—	5.00%	—	5.00%	—	—

SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2002 consisted of: $20.1 million in available-for-sale debt securities, carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income (loss); $16.7 million in held-to-maturity corporate bonds, carried at amortized cost; and $3.9 million in certificates of deposit, carried at cost. Available-for-sale investments with contractual maturities beyond one year are classified as short-term in the Consolidated Balance Sheets because they represent the investment of cash that is available for current operations.

SHORT-TERM DEBT

The company had no short-term debt outstanding at December 31, 2002. The company’s short-term debt at December 31, 2001, consisted mainly of borrowings under a $100.0 million senior credit facility. On July 15, 2002, the company repaid the $20.0 million outstanding balance on this facility. The 2001 weighted average interest rate for the short-term debt outstanding at December 31, 2001 was 5.74%.

LONG-TERM DEBT

Convertible Subordinated Notes    On March 13, 2000, the company issued $250.0 million of 5% convertible subordinated notes due March 15, 2007. These notes are convertible by the holder into common stock at $61.08 per share, subject to adjustments in certain circumstances, at any time on or before March 15, 2007, and are subordinated to senior indebtedness of the company and to all debt and liabilities, including trade payables and lease obligations, if any, of the company’s subsidiaries. The company may redeem the 5% notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006, however, the current senior credit facility prohibits the repayment of any subordinated debt in excess of $25 million. Interest on the notes is payable on March 15 and September 15 of each year.

Senior Credit Facility    On July 19, 2002, the company entered into a new senior revolving credit facility with a consortium of banks, some of which participated in the previous credit facility. Interest on borrowings under this credit facility is paid at an annual rate of either i) LIBOR, plus a spread ranging from 0.875% to 1.625% depending on the company’s leverage ratio or ii) the higher of a) the Federal Funds rate, plus 0.500% or b) the rate of interest in effect for such day as publicly announced by Bank of America as its “prime rate,” plus a spread ranging from zero to 0.250% depending on the company’s leverage ratio. On August 5, 2002, the com -

29	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7A

pany borrowed $15 million under this facility, and on December 5, 2002, the company repaid these borrowings in their entirety. Letters of credit aggregating $3.9 million have been issued under this facility, and short-term investments of $3.9 million have been pledged as collateral and are held in a segregated account with the lender.

Interest expense relating to short-term and long-term borrowings amounted to $15.4 million, $17.2 million and $15.8 million in 2002, 2001 and 2000, respectively.

Foreign Currency Exchange Rate Risk

We conduct our business primarily in the U.S. and Europe, with transactions and cash flows denominated primarily in U.S. dollars, Euros and British pounds. For non-U.S. subsidiaries, their local currency is considered their functional currency.

FOREIGN CURRENCY CONVERSION

We are exposed to foreign currency exchange rate risk related to foreign currency denominated transactions. All transactions recorded in a non-functional currency are converted into the functional currency of the respective company at the prior month’s average daily exchange rate as provided by Bank of America.

FOREIGN CURRENCY TRANSLATION

For reporting purposes, assets and liabilities generally are translated upon consolidation into U.S. dollars at the rate of exchange at the date of the Consolidated Balance Sheets, while revenues and expenses are translated into U.S. dollars at the prior month’s average daily exchange rate as provided by Bank of America. Adjustments that arise from the consolidation of foreign currency denominated financial statements are reported as translation adjustments in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. If revenues had been translated into U.S. dollars at the weighted average monthly exchange rates used for translation in the prior year, sales for 2002 would have been $458.6 million rather than $463.0 million.

FOREIGN CURRENCY REVALUATION

We are exposed to foreign currency exchange rate risk related to foreign currency denominated assets and liabilities. Foreign exchange gains and losses that arise from the revaluation of foreign-currency denominated balances, other than long-term intercompany balances (discussed below), are included in the Consolidated Statements of Operations for the period in which the exchange rates change. Foreign exchange gains of $0.4 million and losses of $1.5 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, arose from the revaluation of such balances. Foreign-currency denominated balances at December 31, 2002, other than long-term intercompany balances, in excess of $1.0 million individually are summarized below by the functional currency of the operation or subsidiary where the balances are recorded. All balances are expected to settle in 2003 in the currencies listed.

(In thousands)

British Pound
Receivables
U.S. Dollar	$14,697
Euro	5,904
Australian Dollar	4,713
Japanese Yen	2,369
Payables
Brazilian Real	$(1,234)

U.S. Dollar
Receivables
Euro	$12,942
Australian Dollar	2,028
Payables
Canadian Dollar	$(2,005)

Euro
Receivables
British Pound	$7,165

30	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7A

Foreign exchange gains and losses that arise from the revaluation of intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future, are reported and accumulated in other comprehensive income (loss) in the Consolidated Balance Sheets in the same manner as translation adjustments. Foreign exchange gains of $21.0 million and losses of $9.2 million and $14.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, arose from the revaluation of such balances. Foreign-currency denominated long-term intercompany balances at December 31, 2002, in excess of $1.0 million individually are summarized below by the functional currency of the books where the balances are recorded:

(In thousands)

British Pound
Receivables
Euro	$2,858
Payables
U.S. Dollar	$(230,944)

U.S. Dollar
Receivables
Euro	$22,225
Payables
British Pound	$(68,827)
Canadian Dollar	(8,873)

Canadian Dollar
Payables
U.S. Dollar	$(11,091)
British Pound	(3,639)

Australian Dollar
Payables
U.S. Dollar	$(2,811)

Japanese Yen
Payables
U.S. Dollar	$(2,193)

Euro
Receivables
British Pound	$2,917
Payables
U.S. Dollar	$(2,630)

RISK MITIGATION

The company utilizes derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. The company’s forward exchange contracts generally range from one to three months in original maturity and do not cross over quarter ends.

The company does not hold or issue derivative financial instruments for trading purposes. In general, the company’s derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the company to credit-related losses in the event of non-performance. However, the company has entered into these instruments with creditworthy financial institutions and considers the risk of non-performance to be unlikely.

31	GETTY IMAGES, INC.	2002	FORM 10-K	PART II	ITEM 7A

Gains and losses on foreign exchange contracts that are identified as and are effective as hedges of existing assets and liabilities are included in the Consolidated Statements of Operations for the period in which the exchange rates change. If an underlying hedged transaction were terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in Consolidated Statements of Operations in the same period. There were no outstanding foreign exchange contracts or related deferred gains or losses as of December 31, 2002.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(A).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the Getty Images, Inc. 1998 Stock Incentive Plan (the Plan), the Board of Directors has the discretion to grant stock options underlying shares of common stock at the fair market value of the company’s common stock on the grant date. Options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion vesting monthly over the remaining three years.

A total of 13 million shares are reserved for issuance under the Plan. Shares under options that lapse (due to cancellation or expiration) are available for re-issuance. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date.

Below is a summary of options outstanding and options available for future issuance at December 31, 2002:

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Stock Options Outstanding	Weighted Average Exercise Price	Number of Shares Available for Future Issuance

Equity compensation plans approved by security holders	10,281,919	$22.47	1,321,221
Equity compensation plans not approved by security holders	64,999	16.97	—

32	GETTY IMAGES, INC.	2002	FORM 10-K	PART III	ITEM 12

The 64,999 shares in the table above represent options remaining under grants made outside of the Plan in 2001 to two newly-hired executive officers and to three non-executive members of our Board of Directors. The terms of these options are substantially identical to those granted under the Plan.

Of the 10,281,919 securities to be issued upon exercise of options outstanding under the Plan, 1,083,881 were assumed in connection with business combinations. The weighted average exercise price of these assumed options is $13.78.

The formula used to calculate the 1,321,221 shares available for future issuance is the total 13 million shares authorized for issuance under the Plan less options granted under the Plan, not including those assumed in connection with business combinations, plus options that have lapsed.

The remainder of the information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 14. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

(B) CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT

1.	Consolidated Financial Statements (See Index to Consolidated Financial Statements on page F-1 of this Report);

2.	Index to Financial Statement Schedule:

Page

Report of Independent Accountants on Financial Statement Schedule	S-1
Schedule II	S-2

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.

(B) REPORTS ON FORM 8-K

None.

33	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15

(C) EXHIBITS

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of Getty Images, Inc. (10)

3.2		Bylaws of Getty Images, Inc. (11)

4.1		Indenture relating to Getty Images, Inc.’s 5.00% Subordinated Convertible Notes due 2007, dated March 13, 2000, between Getty Images, Inc. and The Bank of New York (8)

4.2		Certificate of Designations of Series A Special Voting Preferred Stock (12)

4.3		Certificate of Designations of Series B Special Voting Preferred Stock (12)

10.1		Employment Agreement between Getty Communications plc and Mark Getty dated February 9, 1998 (3)

10.2		Employment Agreement between Getty Images, Inc. and Jonathan Klein, effective October 1, 2001 (6)

10.3		Employment Agreement between Getty Images, Inc. and Elizabeth J. Huebner, dated August 1, 2002 (10)

10.4		Employment Agreement between Getty Images, Inc. and A.D. “Bud” Albers, dated January 2, 2002 (9)

10.5	*	Separation Agreement between Getty Images, Inc. and A.D. “Bud” Albers, dated January 28, 2003

10.6		Credit Agreement, dated July 19, 2002, among Getty Images, Inc. and Bank of America, N.A. (10)

10.7		Stockholders’ Transaction Agreement, dated as of September 15, 1997, among Getty Images, Inc., certain stockholders of PhotoDisc, Inc. and Mark Torrance, as representative of the stockholders (1)

10.8		Restated Option Agreement among Getty Images, Inc., Getty Communications plc and Getty Investments L.L.C. dated February 9, 1998 (1)

10.9		Stockholders’ Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc. dated February 9, 1998 (1)

10.10		Registration Rights Agreement among Getty Images, Inc., PDI, L.L.C. and Mark Torrance (1)

10.11		Registration Rights Agreement among Getty Images, Inc. and Getty Investments L.L.C. (1)

10.12		Restated Stockholders’ Agreement among Getty Images, Inc., Getty Investments L.L.C. and the Investors named therein dated February 9, 1998 (1)

10.13

Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Simon Thornley, Brian Wolske, Lawrence Gould, Jonathan Klein and Mark Getty and Form of Amendment among Getty Images, Inc., Getty Communications plc, Lawrence Gould, Jonathan Klein and Mark Getty (1)

10.14

Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Crediton Limited and October 1993 Trust and Form of Amendment among Getty Images, Inc., Getty Communications plc, Crediton Limited and October 1993 Trust (1)

10.15

Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Hambro European Ventures Limited, Hambro Group Investments Limited, RIT Capital Partners plc and Tony Stone and Form of Amendment among Getty Images, Inc., Getty Communications plc and The Schwartzberg Family L.P. (1)

10.16

Registration Rights Agreement dated July 25, 1997 between Getty Communications plc and the Schwartzberg Family L.P. and Form of Amendment among Getty Images, Inc., Getty Communications plc and the Schwartzberg Family L.P. (1)

10.17		Form of Registration Rights Agreement between Getty Images, Inc. and each of the individual stockholders of Art.com (7)

10.18

Registration Rights Agreement, dated as of March 13, 2000, among Getty Images, Inc., Morgan Stanley & Co., Inc., Deutsche Bank Securities, Inc., SG Cowen Securities Corp. and Hambrecht & Quist, LLC (8)

10.19		Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated January 1998 (1)

10.20		Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated November 22, 1999 (4)

10.21

Form of Indemnity among Getty Images, Inc., Getty Communications plc and each of Mark Getty, Mark Torrance, Jonathan Klein, Lawrence Gould, Andrew Garb, Manny Fernandez, Christopher Sporborg, Anthony Stone and James Bailey (1)

34	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15

Exhibit Number		Description of Exhibit

10.22		Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited (2)

10.23		Lease dated March 11, 1993 between Bantry Investments Limited and Tony Stone Associates Limited (2)

10.24		Counterpart Lease dated March 11, 1993 between Bantry Investments Limited and Tony Stone Associates Limited (2)

10.25		Lease dated October 23, 1990 between Bantry Investments Limited and Tony Stone Associates Limited (2)

10.26		Lease dated July 27, 1999 between Bedford Property Investors, Inc. and Getty Images, Inc. (4)

10.27		Lease dated November 30, 1999 between the Quadrant Corporation and Getty Images, Inc. (4)

10.28		Sublease dated August 1998 between SVG Distribution, Inc. and PhotoDisc, Inc. (5)

10.29		Lease dated March 31, 2000 between Tri-Energy Productions, Inc. and CST Water Garden II, LLC (8)

10.30		Lease dated April 1, 2000 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (8)

10.31		Lease dated December 13, 1993 between Visual Communications Limited and Carroll Development Corporation Limited (8)

10.32		Sublease dated November 5, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (6)

10.33		Amendment to Sublease dated November 20, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (6)

10.34		First Amendment of Lease dated October 31, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (6)

10.35		Second Amendment of Lease dated November 20, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (6)

10.36		Getty Images, Inc. 1998 Stock Incentive Plan (10)

10.37	*	Employment Agreement between Getty Images, Inc. and Jeffrey L. Beyle, dated August 1, 2002

21.1		Subsidiaries of the Registrant (6)

23.1*		Consent of PricewaterhouseCoopers LLP, Seattle, Washington

99.1*		Certification of Jonathan D. Klein

99.2*		Certification of Elizabeth J. Huebner

*	Filed herewith.
(1)	Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant, as amended, filed January 7, 1998.
(2)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(3)	Incorporated by reference from the Exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.
(4)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits to the Registrant’s Form 10-K, for the period ended December 31, 2000.
(6)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(7)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(8)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2000.
(9)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(10)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(11)	Incorporated by reference from the Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(12)	Incorporated by reference from the Exhibits to the Registrant’s Form 8-K, dated February 27, 2000.

35	GETTY IMAGES, INC.	2002	FORM 10-K	SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

March 21, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 21, 2003, by the following persons on behalf of the Registrant and in the capacities indicated below:

SIGNATURE	TITLE (CAPACITY)

/s/ MARK H. GETTY Mark H. Getty	Executive Chairman and Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Chief Executive Officer and Director (Principal Executive Officer)

/s/ ELIZABETH J. HUEBNER Elizabeth J. Huebner	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES N. BAILEY James N. Bailey	Director

/s/ ANDREW S. GARB Andrew S. Garb	Director

/s/ CHRISTOPHER H. SPORBORG Christopher H. Sporborg	Director

/s/ MICHAEL A. STEIN Michael A. Stein	Director

/s/ MARK TORRANCE Mark Torrance	Director

36	GETTY IMAGES, INC.	2002	FORM 10-K	CERTIFICATIONS

CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jonathan D. Klein, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Getty Images, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JONATHAN D. KLEIN
Jonathan D. Klein Co-Founder and Chief Executive Officer

March 21, 2003

37	GETTY IMAGES, INC.	2002	FORM 10-K	CERTIFICATIONS

CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Elizabeth J. Huebner, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Getty Images, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

March 21, 2003

F-1	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

F-2	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Getty Images, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Getty Images, Inc. and subsidiaries (the “company”) at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and ceased amortizing goodwill.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

February 3, 2003

F-3	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,	2002	2001	2000

(In thousands, except per share amounts)
Sales	$463,011	$450,985	$ 484,846
Cost of sales	128,080	122,390	140,665

Gross profit	334,931	328,595	344,181

Selling, general and administrative expenses	208,450	234,816	249,765
Depreciation	61,014	59,507	49,476
Amortization	14,999	80,775	118,663
Loss on sale of a business	812	—	—
Loss on disposal of property and equipment	231	—	—
Integration costs and loss on impairment of assets	—	14,713	72,043
Loss on abandoned and subleased property	—	11,590	—
Restructuring costs	—	4,776	(1,090)

Operating expenses	285,506	406,177	488,857

Income (loss) from operations	49,425	(77,582)	(144,676)
Interest expense	(15,364)	(17,231)	(15,828)
Interest income	1,600	2,026	4,163
Exchange gains (losses), net	445	(1,545)	(1,083)
Other expense, net	(19)	(106)	(38)
Loss on impairment of investments	—	(4,224)	—
Debt conversion expense	—	—	(6,689)

Income (loss) before income taxes and extraordinary item	36,087	(98,662)	(164,151)
Income tax (expense) benefit	(14,619)	3,350	(5,567)

Income (loss) before extraordinary item	21,468	(95,312)	(169,718)
Extraordinary item, net of tax	—	—	384

Net income (loss)	$21,468	$(95,312)	$ (169,334)

Basic earnings (loss) per share
Earnings (loss) before extraordinary item	$0.40	$(1.84)	$ (3.41)
Extraordinary item, net of tax	—	—	0.01

Earnings (loss) per share	$0.40	$(1.84)	$(3.40)

Diluted earnings (loss) per share
Earnings (loss) before extraordinary item	$0.39	$(1.84)	$ (3.41)
Extraordinary item, net of tax	—	—	0.01

Earnings (loss) per share	$0.39	$(1.84)	$ (3.40)

Shares used in computing earnings (loss) per share
Basic	53,084	51,723	49,708
Diluted	55,455	51,723	49,708

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

F-4	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2002	2001

(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$76,105	$46,173
Short-term investments	40,698	—
Accounts receivable, net	73,006	71,162
Inventories	1,615	3,404
Prepaid expenses	6,925	7,199
Deferred income taxes, net	11,147	9,430
Deferred catalog costs	—	8,253
Other current assets	3,493	5,020

Total current assets	212,989	150,641
Property and equipment, net	140,666	160,690
Goodwill	603,011	600,428
Identifiable intangible assets, net	18,606	22,994
Deferred income taxes, net	44,911	55,638
Other non-current assets	4,872	2,690

Total assets	$1,025,055	$993,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,207	$50,913
Accrued expenses	46,770	52,011
Income taxes payable	8,101	14,498
Current portion of long-term debt	—	19,944

Total current liabilities	111,078	137,366
Long-term debt	244,739	256,215
Other long-term liabilities	1,285	—

Total liabilities	357,102	393,581

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, no par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 per share par value, 100,000 shares authorized: 53,887 issued at December 31, 2002 and 51,924 issued at December 31, 2001	539	519
Exchangeable preferred stock, no par value, 5,000 shares authorized: 35 issued at December 31, 2002 and 85 issued at December 31, 2001	—	1
Deferred compensation	(906)	—
Additional paid-in capital	1,007,015	969,134
Accumulated deficit	(339,270)	(360,738)
Accumulated other comprehensive income (loss)	575	(9,416)

Total stockholders’ equity	667,953	599,500

Total liabilities and stockholders’ equity	$1,025,055	$993,081

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

F-5	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	No. of Shares of Common Stock $0.01 Par Value	No. of Shares of Exchangeable Preferred Stock Without Par Value	Common Stock	Exchangeable Preferred Stock	Deferred Compensation	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands)

Balance at December 31, 1999	45,266	1,453	$452	$15	$—	$841,320	$(96,092)	$(4)	$745,691
Components of comprehensive loss
Net loss	—	—	—	—	—	—	(169,334)	—	(169,334)
Translation adjustments	—	—	—	—	—	—	—	(8,644)	(8,644)

Total comprehensive loss									(177,978)

Exchange of shares	1,068	(1,068)	11	(11)	—	—	—	—	—
Issuance of shares for acquisitions	455	149	5	1	—	22,096	—	—	22,102
Issuance of shares on conversion of debt	2,188	—	22	—	—	60,400	—	—	60,422
Stock options exercised	1,829	—	18	—	—	19,790	—	—	19,808
Tax benefit from employee stock option exercises	—	—	—	—	—	13,502	—	—	13,502

Balance at December 31, 2000	50,806	534	508	5	—	957,108	(265,426)	(8,648)	683,547
Components of comprehensive loss
Net loss	—	—	—	—	—	—	(95,312)	—	(95,312)
Translation adjustments	—	—	—	—	—	—	—	(768)	(768)

Total comprehensive loss									(96,080)

Exchange of shares	449	(449)	4	(4)	—	—	—	—	—
Issuance of shares for acquisition of assets and business	159	—	2	—	—	3,457	—	—	3,459
Stock options exercised	510	—	5	—	—	7,100	—	—	7,105
Tax benefit from employee stock option exercises	—	—	—	—	—	1,188	—	—	1,188
Accelerated stock options	—	—	—	—	—	281	—	—	281

Balance at December 31, 2001	51,924	85	519	1	—	969,134	(360,738)	(9,416)	599,500
Components of comprehensive income
Net income	—	—	—	—	—	—	21,468	—	21,468
Translation adjustments	—	—	—	—	—	—	—	9,941	9,941
Unrealized gains on short-term investments, net	—	—	—	—	—	—	—	81	81
Deferred taxes on net unrealized gain	—	—	—	—	—	—	—	(31)	(31)

Total comprehensive income									31,459

Exchange of shares	50	(50)	1	(1)	—	—	—	—	—
Issuance of shares for acquisition of assets	6	—	—	—	—	115	—	—	115
Issuance of shares on conversion of debt	444	—	4	—	—	12,921	—	—	12,925
Stock options exercised	1,433	—	14	—	—	23,900	—	—	23,914
Accelerated stock options	—	—	—	—	—	39	—	—	39
Restricted stock grants	30	—	1	—	(906)	906	—	—	1

Balance at December 31, 2002	53,887	35	$539	$—	$(906)	$1,007,015	$(339,270)	$575	$667,953

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

F-6	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2002	2001	2000

(In thousands)

Cash flows from operating activities
Net income (loss)	$21,468	$(95,312)	$(169,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	76,013	140,282	168,139
Deferred income taxes	10,611	(15,308)	(27,734)
Bad debt expense	6,369	4,510	5,992
Amortization of debt issuance costs	1,927	1,972	1,609
Impairment of assets	—	6,465	53,406
Loss on impairment of investments	—	4,224	—
Tax benefit from employee stock option exercises	—	1,188	13,502
Gain on early extinguishment of debt	—	—	(635)
Loss on debt conversion	—	—	6,689
Other items	(107)	215	52
Change in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(4,892)	7,948	(7,274)
Inventories	1,130	3,038	(4,775)
Accounts payable and accrued expenses	(2,994)	(19,895)	(15,507)
Income taxes	(5,834)	(1,552)	12,584
Other	1,807	7,485	968

Net cash provided by operating activities	105,498	45,260	37,682

Cash flows from investing activities
Acquisition of held to maturity short-term investments	(47,865)	—	—
Acquisition of property and equipment	(39,514)	(72,748)	(78,634)
Proceeds from maturity of held to maturity short-term investments	7,192	—	—
Acquisition of intangible assets and long-term investments	(1,538)	(1,199)	(2,681)
Proceeds from sale of property and equipment	1,127	2,886	523
Business acquisitions, net of cash acquired	—	(737)	(232,897)
Security deposits	—	—	(2,138)
Other	65	—	—

Net cash used in investing activities	(80,533)	(71,798)	(315,827)

Cash flows from financing activities
Repayment of debt	(35,103)	(972)	(12,757)
Proceeds from issuance of common stock	23,914	7,105	19,961
Proceeds from issuance of long-term debt	15,000	—	250,000
Debt issuance costs	(714)	—	(9,066)
Payments on debt conversion	—	—	(6,689)
Share issuance costs	—	—	(797)

Net cash provided by financing activities	3,097	6,133	240,652

Effects of exchange rate differences	1,870	684	(1,969)

Net increase (decrease) in cash and cash equivalents	29,932	(19,721)	(39,462)
Cash and cash equivalents
beginning of year	46,173	65,894	105,356

end of year	$76,105	$46,173	$65,894

Supplemental disclosures
Interest paid	$13,795	$14,769	$10,808
Income taxes paid	9,967	8,812	5,407
Non-cash investing and financing activities
Subordinated notes converted to common stock	$12,925	$—	$62,347
Assets acquired with the issuance of common stock	115	1,965	5,155
Businesses acquired with the issuance of common stock	—	1,492	16,946

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

F-7	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Getty Images, Inc. and subsidiaries (Getty Images, the company, we), headquartered in Seattle, Washington, is a leading provider of imagery and related products and services to customers worldwide. The company pioneered the solution to aggregate and distribute visual content and, since 1995, has brought many of the visual content industry’s leading image collections under one centralized corporate structure.

The company provides high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms, corporations and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers. The company offers its products through websites, CD-ROMs, catalogs and an international network of company-operated offices and distributors.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments include: a) the appropriateness of the valuation and useful lives of long-lived assets, including goodwill and identifiable intangible assets, b) determining the appropriate level of deferred tax asset valuation allowances, c) the designation of certain intercompany balances with foreign subsidiaries as long-term investments and d) the sufficiency of the allowance for doubtful accounts. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported: net assets; net cash flows from operating, investing or financing activities; or net income (loss).

Principles of Consolidation

The Consolidated Financial Statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Revaluation of Long-Term Intercompany Balances

For non-U.S. subsidiaries, their local currency is considered their functional currency. For reporting purposes, assets and liabilities are generally translated upon consolidation into U.S. dollars at the rate of exchange at the date of the Consolidated Balance Sheets, while revenues and expenses are translated into U.S. dollars at the prior month’s average daily exchange rate as provided by Bank of America. Adjustments that arise from the consolidation of foreign currency denominated financial statements are reported as translation adjustments in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. If revenues had been translated into U.S. dollars at the weighted average monthly exchange rates used for translation in the prior year, sales for 2002 would have been $458.6 million rather than $463.0 million.

Foreign exchange gains of $21.0 million and losses of $9.2 million and $14.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, arose from the revaluation of intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future. These unrealized foreign exchange gains and losses are reported and accumulated in other comprehensive income (loss) in the Consolidated Balance Sheets in the same manner as translation  adjustments.

Foreign Exchange Gains and Losses and Derivatives

Foreign exchange transaction gains and losses, including those that arise from the revaluation of foreign-currency denominated balances, other than long-term intercompany balances, are included in the Consolidated Statements of Operations for the period in which the exchange rates change. The company utilizes derivative financial instruments, namely forward foreign currency exchange con -

F-8	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

tracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. The company’s forward exchange contracts generally range from one to three months in original maturity and do not cross over quarter ends.

The company does not hold or issue derivative financial instruments for trading purposes. In general, the company’s derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the company to credit-related losses in the event of non-performance. However, the company has entered into these instruments with creditworthy financial institutions and considers the risk of non-performance to be unlikely.

Gains and losses on foreign exchange contracts that are identified as, and are effective as, hedges of existing assets and liabilities are recognized in exchange gains and losses on the Consolidated Statements of Operations for the period in which the exchange rates change. There were no outstanding foreign exchange contracts or related deferred gains or losses at December 31, 2002.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based upon the weighted average number of common shares outstanding during each period. For the periods in which the company incurred a net loss, diluted loss per share was calculated based on the same number of shares as basic loss per share. For the periods in which the company incurred net income, diluted earnings per share was calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options and restricted stock awards.

	2002	2001	2000

(In thousands, except per share amounts)

Basic Earnings (Loss) Per Share
Income (loss) available to common stockholders (numerator)	$21,468	$(95,312)	$(169,334)
Weighted average common shares outstanding (denominator)	53,084	51,723	49,708
Basic earnings (loss) per share	$0.40	$(1.84)	$(3.40)

Diluted Earnings (Loss) Per Share
Income (loss) available to common stockholders (numerator)	$21,468	$(95,312)	$(169,334)

Weighted average common shares outstanding	53,084	51,723	49,708
Effect of dilutive securities
Stock options	2,370	—	—
Restricted stock	1	—	—

Total weighted average common shares and dilutive securities (denominator)	55,455	51,723	49,708

Diluted earnings (loss) per share	$0.39	$(1.84)	$(3.40)

Approximately 3.1 million, 12.3 million and 11.0 million other common shares potentially issuable from stock options for the years ended December 31, 2002, 2001 and 2000, respectively, are excluded from the computation because they are anti-dilutive. Also excluded because they are anti-dilutive are 4.1 million common shares in 2002 and 4.5 million common shares in 2001 and 2000 potentially issuable from convertible subordinated notes.

Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have maturities at the date of acquisition of three months or less.

Short-Term Investments

Short-term investments at December 31, 2002 consisted of: $20.1 million in available-for-sale debt securities, carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income (loss); $16.7 million in held-to-maturity corporate bonds, carried at amortized cost; and $3.9 million in certificates of deposit, carried at cost. All held-to-maturity investments mature in 2003, while available-for-sale investments mature between 2003 and 2006. Available-for-sale investments with contractual maturities beyond one year are classified as short-term because they represent the investment of cash that is available for current operations. Unamortized bond premium at December 31, 2002 was nominal.

F-9	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts of $12.6 million and $20.9 million at December 31, 2002 and 2001, respectively. The accounting policies and methodology used to estimate our allowance for doubtful accounts are based on historical losses as a percentage of sales, existing economic conditions, and specific account analysis of at-risk customers and distributors. The provisions recorded during 2002, 2001 and 2000 were $6.4 million, $4.5 million and $6.0 million, respectively. Trade receivables are written off at the point that our internal collections efforts have been exhausted and the account is turned over to an external collection agency. Prior to 2002, amounts that were fully reserved could not be written off due to the limited functionality of legacy financial systems. The process of writing off these reserved balances began in 2002 when these systems were replaced.

The recorded investment in trade receivables, net of allowances for doubtful accounts, past due 90 days or more as of December 31, 2002 and 2001 was $10.0 million and $10.4 million, respectively. The company does not accrue interest on past due trade receivables, but has the right to do so in certain circumstances.

Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products and services are marketed, as well as their dispersion across many geographic areas.

Inventories

Inventories, consisting mainly of CD-ROMs, are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories are reviewed periodically for obsolescence, and where necessary, are reduced by a provision for obsolescence. Inventories are stated net of provisions of $0.3 million and $0.8 million at December 31, 2002 and 2001, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. For computer software developed for internal use, internal and external costs incurred to develop software during the application development stage are capitalized, with the exception of training costs. Expenditures related to upgrades or enhancements of internal use software are only capitalized when it is probable that the expenditures will result in additional functionality.

Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets: ranging from generally four years for contemporary image content to 40 years for archival content; three years for computer hardware and software; and five years for furniture, fixtures and studio equipment. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated life of the related asset. Depreciation of internal use software was $15.0 million, $7.0 million and $8.3 million in 2002, 2001 and 2000, respectively.

Property and equipment consisted of the following at the reported balance sheet dates:

DECEMBER 31,	2002	2001

(In thousands)

Image content	$153,987	$137,775
Computer hardware and software purchased	75,440	77,819
Computer software developed for internal use	57,909	52,889
Leasehold improvements	32,418	33,711
Furniture, fixtures and studio equipment	28,628	29,157
Archival picture collection	17,415	17,415
Other property and equipment	11,986	9,880

	377,783	358,646
Less: accumulated depreciation	237,117	197,956

Property and equipment, net	$140,666	$160,690

F-10	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

Goodwill

Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in a purchase business combination. As of January 1, 2002, goodwill is no longer amortized but is reviewed for impairment annually and between annual periods in certain circumstances.

Identifiable Intangible Assets

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from the company and sold, transferred, licensed, rented or exchanged. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 10 years. The gross carrying amounts and related accumulated amortization at the reported balance sheet dates were as follows:

DECEMBER 31,	2002		2001

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

(In thousands)

Customer lists	$14,935	$5,568	$13,530	$3,355
Trademarks, tradenames and copyrights	11,294	3,637	11,154	2,509
Other identifiable intangible assets	2,177	595	10,330	6,156

Totals	$28,406	$9,800	$35,014	$12,020

Amortization of identifiable intangible assets was $5.4 million for 2002 and 2001. Based on balances at December 31, 2002, expected amortization of identifiable intangible assets for the next five years is as follows:

FISCAL YEAR

(In thousands)

2003	$3,993
2004	3,757
2005	3,445
2006	3,127
2007	1,505

Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, the company reassessed the remaining useful lives of its identifiable intangible assets and determined that no adjustments were necessary. The company is required to evaluate these lives each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. Such revisions would be applied prospectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of an asset is not recoverable and exceeds its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available, or the best alternative information available, including prices for similar assets and the present value of expected future cash flows of the asset. If impairment exists, the asset is written down to its estimated fair value.

Leases

The company leases facilities and equipment and subleases facilities through operating lease agreements. Under these agreements, rentals are charged to selling, general and administrative expenses in the Consolidated Statements of Operations on a straight-line basis over the term of each lease. Many facilities leases have rent escalation clauses whereby the amount paid by the company to the lessor increases each year. Under these arrangements, there is a difference each year between the amount charged to rent expense

F-11	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

on a straight-line basis (as required by accounting principles generally accepted in the U.S.) and the amount paid by the company to the lessor. This difference is recorded to accrued expenses and other long-term liabilities in the Consolidated Balance Sheets. These balances grow during the early portions of the lease term and are depleted during the later portions. Most of the company’s operating lease agreements contain renewal options. There are no contingent rentals.

Stock-Based Compensation

The company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation. Accordingly, the company recognizes no compensation expense related to the granting of employee stock options, as no options are granted below the market price on the date of the grant. The only compensation expense the company recognizes in relation to stock options is upon modification of the terms of an outstanding option. Modifications that result in compensation expense are infrequent and were insignificant in all years presented.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma information as if the company had adopted the fair-value method of accounting for stock-based compensation. Under this method, compensation cost is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on the company’s net income (loss) and earnings (loss) per share of applying SFAS No. 123, utilizing the assumptions described in Note 10 “Stock Options,” would have been as  follows:

YEARS ENDED DECEMBER 31,	2002	2001	2000

(In thousands, except per share amounts)

Net income (loss)
As reported	$21,468	$(95,312)	$(169,334)
Add: APB No. 25 stock-based compensation, net of income tax	23	172	—
Deduct: SFAS No. 123 stock-based compensation, net of income tax	(11,267)	(19,249)	(20,092)

Pro forma	$10,224	$(114,389)	$(189,426)

Basic earnings (loss) per share
As reported	$0.40	$(1.84)	$(3.40)
Pro forma	0.19	(2.21)	(3.81)

Diluted earnings (loss) per share
As reported	$0.39	$(1.84)	$(3.40)
Pro forma	0.18	(2.21)	(3.81)

Revenue Recognition

The company derives revenue principally from licensing rights to use images that are delivered digitally over the Internet, in traditional analog form or on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon making digital images available for download by the customer, upon shipment of CD-ROMs and transparencies, or evenly over the subscription period.

Revenue is recorded at invoiced amounts, including shipping and handling, less any discounts, applicable sales taxes and an allowance for returns, except in the case of licensing rights through distributors, where revenue is recorded at the company’s share of invoiced amounts. Distributors typically earn and retain 40% of the license fee, based on the terms of their contracts with the company, and the company recognizes the remaining 60% as revenue.

Cost of Sales

Our cost of sales primarily consists of commission payments to contributing photographers, cinematographers and third-party image providers (contributors). These contributors are under contract with the company and typically receive payments of up to 50% of the sales value, depending on the portfolio (rights-managed, royalty-free, etc.), how the imagery is delivered (delivery via digital download results in a lower commission), and where the imagery is licensed (licenses outside a contributor’s home territory result in lower commissions). We own a significant number of the images in our collections, and these images do not require commission payments.

F-12	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

Shipping and Handling

Shipping and handling billed to customers is included in revenue. Shipping and handling costs associated with purchasing inventory and other items directly associated with products or services sold to customers are included in cost of sales.

Advertising and Marketing

The company markets its products and services through print ads, direct mail, e-mail communications and printed catalogs (discussed below). Costs associated with each of these communications are charged to selling, general and administrative expenses when the public initially views the communications. Advertising and marketing costs, excluding catalog costs, charged to operations in the years ended December 31, 2002, 2001, and 2000 were $9.2 million, $17.9 million and $28.1 million, respectively. Deferred advertising costs at December 31, 2002 and 2001 were $2.1 million and zero, respectively.

Catalogs

As part of its marketing efforts, the company produces and distributes catalogs containing images offered through its creative professional, press and editorial collections. The costs of producing these catalogs through September 30, 2001, were deferred and amortized over the period during which revenue was generated by the catalog images.

In the fourth quarter of 2001, the company began the implementation of new financial information systems. These new systems are not capable of directly associating image revenue with specific catalogs. Accordingly, as required by the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 93-7 “Reporting on Advertising Costs,” catalog production costs are expensed upon initial distribution of each catalog effective October 1, 2001.

The new financial information systems also promote and facilitate customer order entry through a new company-wide digital website. As a result of the shift to greater use of Web-based digital marketing and delivery, as well general economic factors and anticipated catalog usage plans, the company reassessed the expected remaining life of its existing deferred catalog costs. Effective October 1, 2001, the remaining period of catalog amortization was accelerated from a maximum of three years to a maximum of one year. Deferred catalog costs were fully amortized at December 31, 2002.

	CONSOLIDATED STATEMENTS OF OPERATIONS		CONSOLIDATED BALANCE SHEETS

	Selling, general and administrative expenses	Amortization	Deferred catalog costs

(In thousands)

2002
Direct catalog production costs	$6,632	$—	$—
Amortization of deferred catalog costs	—	9,642	—

	$6,632	$9,642	$—

2001
Direct catalog production costs	$3,594	$—	$4,382
Amortization of deferred catalog costs	8,781	6,714	—

	$12,375	$6,714	$4,382

2000
Direct catalog production costs	$—	$—	$12,613
Amortization of deferred catalog costs	10,516	—	—

	$10,516	$—	$12,613

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

F-13	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified into net current and net non-current amounts, based on the balance sheet classification of the related asset or liability.

Recent Accounting Pronouncements

Effective January 1, 2003, the company will adopt SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation, such as an obligation to return leased property to its original state, be recognized in the period in which the obligation is incurred if a reasonable estimate of the fair value of the obligation can be made. The fair value of the obligation is capitalized as part of the carrying amount of the long-lived asset and as an asset retirement obligation liability. The long-lived asset is depreciated over its estimated useful life, and the retirement obligation liability increases over the term of the obligation until it comes due with a corresponding charge to accretion expense. Accretion expense is classified as an operating expense in the Consolidated Statements of Operations and represents the effect of the passage of time on the amount of a liability. Management does not expect the adoption of this statement to have a material impact on the company’s Consolidated Financial Statements.

Effective January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires one model for accounting for long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more transactions. Adoption of this statement did not have an impact on the company’s Consolidated Financial Statements, however, it could cause any future long-lived asset impairments or disposals to be accounted for or presented in a different manner than in the past.

Effective January 1, 2003, the company will adopt SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement prohibits the classification of gains and losses from extinguishments of debt as extraordinary items unless the extinguishments are unusual in nature and infrequently occurring. Management expects that initial adoption of this statement will not have an impact on the company’s Consolidated Financial Statements but could in the future if the company were to extinguish all or a portion of its convertible subordinated debt, or any future debt, prior to maturity. A gain or loss on the future extinguishment of debt is not likely to be unusual or infrequent and would therefore not be recorded as an extraordinary item as in the past but as a non-operating gain or loss in the Consolidated Statements of Operations.

Effective January 1, 2003, the company will adopt SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that liabilities associated with exit or disposal activities be recognized when the liabilities are incurred and can be measured, as opposed to the date that management commits to the activities, thereby delaying the recognition of some liabilities. In addition, under this standard, employee liabilities are to be recorded at the present value of expected future cash outflows, and operating lease liabilities are to be recorded net of reasonable sublease income, even if it is not management’s intent to sublease the property. Changes in the liabilities due to the passage of time are to be recognized as increases in the carrying amounts of the liabilities and as accretion expense. As management’s current plans do not include exit or disposal activities, management does not expect adoption of this statement to have a material impact on the company’s Consolidated Financial Statements.

Effective with this Annual Report on Form 10-K, the company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” These disclosure provisions improve the prominence and clarity of the pro forma disclosures required by SFAS No. 123 “Accounting for Stock-Based Compensation” by prescribing a specific tabular format and by requiring inclusion of the pro forma disclosures in the “Summary of Significant Accounting Policies” footnote. In addition, this statement improves the timeliness of the disclosures by requiring their inclusion in financial reports for interim periods. The company has not adopted the voluntary transition provisions of this statement. The company uses the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for stock-based compensation and applies the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. The company has no current plans to change its method of accounting for stock-based compensation.

Effective with this Annual Report on Form 10-K, the company has adopted the disclosure provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” This interpretation clarifies that a guarantor is required to disclose: a) the nature of a guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; b) the maximum potential amount of future payments under the guarantee; c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and d) the nature and extent of any recourse provisions or

F-14	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

available collateral that would enable the guarantor to recover the amounts paid under the guarantee. See disclosure of guarantees of subsidiaries of the company in connection with the senior credit facility in Note 8 “Commitments and Contingencies.” The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The company currently has no material guarantees that would require the recognition of a liability in connection with these provisions.

On July 1, 2003, the company expects to adopt Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” effective for all arrangements entered into on or after that date. This issue addresses how to determine if an arrangement under which the company will perform multiple revenue-generating activities contains more than one unit of accounting. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet all of the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company. This pronouncement also addresses the measurement and allocation of consideration among the separate units of accounting based on their relative fair values. Adoption of this pronouncement is not currently expected to have a material impact the company’s Consolidated Financial Statements.

NOTE 3. CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 2002, the company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 incorporates provisions of SFAS No. 141 “Business Combinations” that required certain intangible assets, primarily business acquisition costs previously allocated to workforce in place, to be reclassified to goodwill as of January 1, 2002 due to a more restrictive definition of identifiable intangible assets. The impact of the reclassification on goodwill is as follows:

(In thousands)

Goodwill at December 31, 2001	$600,428
Reclassifications upon adoption of SFAS No. 142	2,583

Goodwill at December 31, 2002	$603,011

F-15	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

SFAS No. 142 also required the company to discontinue amortization of goodwill as of January 1, 2002. The following table presents the impact of SFAS No. 142 on net income (loss) and earnings (loss) per share had the standard been in effect beginning January 1, 2000:

YEARS ENDED DECEMBER 31,	2002	2001	2000

(In thousands, except per share amounts)

Net income (loss)
As reported	$21,468	$(95,312)	$(169,334)
Add: Amortization of goodwill	—	66,086	101,039
Add: Amortization of workforce in place, net of taxes	—	1,062	951

As adjusted	$21,468	$(28,164)	$(67,344)

Basic earnings (loss) per share
As reported	$0.40	$(1.84)	$(3.40)
Add: Amortization of goodwill	—	1.28	2.03
Add: Amortization of workforce in place, net of taxes	—	0.02	0.02

As adjusted	$0.40	$(0.54)	$(1.35)

Diluted earnings (loss) per share
As reported	$0.39	$(1.84)	$(3.40)
Add: Amortization of goodwill	—	1.28	2.03
Add: Amortization of workforce in place, net of taxes	—	0.02	0.02

As adjusted	$0.39	$(0.54)	$(1.35)

Weighted average shares outstanding – as reported and adjusted
Basic	53,084	51,723	49,708
Diluted	55,455	51,723	49,708

In the first half of 2002, the company performed the transitional impairment test for its single reporting unit, as required by SFAS No. 142, and noted no impairment of goodwill. The company is required to repeat this test on an annual basis and between annual tests in certain circumstances. The company selected August 31 as its annual valuation date and noted no impairment when performing the valuation test as of this date in 2002. When assessing impairment, the company must determine the estimated implied fair value of its goodwill. This fair value is based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, future risk free rates of return, and the company’s future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the determination of income from operations.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

For short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and many short-term investments and accrued liabilities, the carrying amount approximates the fair value because of the immediate or short-term nature of those instruments. The fair value of the company’s long-term debt is estimated based on quoted market prices and was approximately $234.1 million at December 31, 2002, or $10.6 million less than its book value.

F-16	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

NOTE 5. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances comprising 5% or more of total current liabilities at either date shown separately:

DECEMBER 31,	2002	2001

(In thousands)

Accrued bonuses	$7,722	$—
Other	39,048	52,011

Accrued expenses	$46,770	$52,011

NOTE 6. SHORT-TERM AND LONG-TERM DEBT

Interest expense relating to short-term and long-term borrowings amounted to $15.4 million, $17.2 million and $15.8 million in 2002, 2001 and 2000, respectively. Management believes that the company is in compliance with its financial covenants at December 31, 2002.

SHORT-TERM

The company had no short-term debt outstanding at December 31, 2002. The company’s short-term debt at December 31, 2001, consisted mainly of borrowings under a $100.0 million senior credit facility. On July 15, 2002, the company repaid the $20.0 million outstanding balance on this facility. The 2001 weighted average interest rate for the short-term debt outstanding at December 31, 2001 was 5.74%.

LONG-TERM

Long-term debt, net of unamortized issuance costs, consisted of the following at the balance sheet dates:

DECEMBER 31,	2002	2001

(In thousands)

Convertible subordinated notes, due 2007 (5.00%)	$244,739	$243,487
Senior credit facility borrowings	—	19,865
Convertible subordinated notes, due 2003 (4.75%)	—	12,475
Capital leases and other	—	332

Long-term debt	244,739	276,159
Less: current portion	—	19,944

Long-term portion	$244,739	$256,215

Convertible Subordinated Notes     On March 13, 2000, the company issued $250.0 million of 5% convertible subordinated notes due March 15, 2007. These notes are convertible by the holder into common stock at $61.08 per share, subject to adjustments in certain circumstances, at any time on or before March 15, 2007, and are subordinated to senior indebtedness of the company and to all debt and liabilities, including trade payables and lease obligations, if any, of the company’s subsidiaries. The company may redeem the 5% notes, in whole or in part, at any time on or after March 20, 2003 at specified redemption prices ranging from 102.857% beginning on March 20, 2003 to 100.714% beginning on March 15, 2006, however, the current senior credit facility prohibits the repayment of any subordinated debt in excess of $25 million. Interest on the notes is payable on March 15 and September 15 of each year.

Senior Credit Facility     On July 19, 2002, the company entered into a new senior revolving credit facility with a consortium of banks, some of which participated in the previous credit facility. Key terms and conditions of the facility are:

•	$85 million revolving credit facility, which may be increased by $40 million within two years of closing at the election of the company without consent of the lenders;

•	secured by all of the capital stock of certain domestic subsidiaries of the company, 65% of the capital stock of certain foreign subsidiaries, and certain assets, primarily trademarks and current assets, of the company and these subsidiaries;

F-17	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

•	primary financial covenants include maintenance of: a maximum leverage ratio of 3.25, stepping down to 3.0 for fiscal quarters ending December 31, 2003 and thereafter; a minimum fixed charge coverage ratio of 1.5; and a minimum consolidated net worth not less than $484.3 million, plus 50% of future consolidated quarterly net income ($9.4 million as of December 31, 2002), plus 100% of future aggregate increases in stockholders’ equity through the issuance and sale of stock ($33.6 million as of December 31, 2002);

•	annual interest rate of either i) LIBOR, plus a spread ranging from 0.875% to 1.625% depending on the company’s leverage ratio or ii) the higher of a) the Federal Funds rate, plus 0.500% or b) the rate of interest in effect for such day as publicly announced by Bank of America as its “prime rate,” plus a spread ranging from zero to 0.250% depending on the company’s leverage ratio;

•	commitment fee for unutilized facilities between 0.250% and 0.400% annually, depending on the company’s leverage ratio;

•	expires July 19, 2005;

•	restrictions on payments include no principal payments on any subordinated debt in excess of $25 million, and no purchases of shares of the company’s own stock in excess of the sum of the number of unexercised employee stock options as of the date of the agreement (approximately 10.9 million shares) and any future employee stock option grants (approximately 0.1 million shares as of December 31, 2002);

•	acquisitions of and investments in third parties are allowed without consent of the lenders, provided they do not exceed $15 million in the aggregate in any fiscal year or $30 million in any rolling three year period. If the cash price of any acquisition exceeds $15 million, lenders representing at least 50% of the total commitments under the facility must approve the transaction;

•	letters of credit issued by the lender reduce the amount available under the line of credit.

Letters of credit aggregating $3.9 million have been issued under the new senior credit facility, and short-term investments of $3.9 million have been pledged as collateral and are held in a segregated account with the lender.

On August 5, 2002, the company borrowed $15 million under this facility, and on December 5, 2002, the company repaid these borrowings in their entirety.

NOTE 7. DEBT CONVERSIONS

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

In March of 2000, the company induced the voluntary redemption of $62.3 million of the then outstanding $75.0 million in 4.75% convertible subordinated notes, resulting in the issuance of 2,187,034 shares of the company’s common stock. In connection with the redemption, the company paid the note holders a cash premium of approximately $6.7 million. This premium is included in the Consolidated Statements of Operations as debt conversion expense. The carrying value of the converted debt, net of issuance costs of $1.9 million, was credited to common stock and additional paid-in capital.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Following are future minimum payments under operating leases, receipts under non-cancelable subleases, and payments for annual royalties guaranteed to certain image providers, all committed at December 31, 2002:

COMMITMENT	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

(In thousands)

Operating lease payments	$19,101	$18,092	$17,719	$17,220	$16,878	$111,333	$200,343
Sublease receipts	(5,637)	(5,289)	(5,182)	(5,186)	(801)	—	(22,095)
Minimum royalty guarantee payments	3,964	4,128	3,818	2,505	—	—	14,415

Total commitments	$17,428	$16,931	$16,355	$14,539	$16,077	$111,333	$192,663

F-18	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

Rent expense, net of sublease income, was $17.4 million, $21.0 million and $14.8 million for 2002, 2001, and 2000, respectively. Sublease income for these same periods was insignificant until 2002, when sublease income was approximately $6.2 million.

Certain subsidiaries of Getty Images, Inc., the parent company, have guaranteed the repayment of any outstanding balance on the $85.0 million senior credit facility in the event of default by Getty Images, Inc. Letters of credit aggregating $3.9 million have been issued under this facility, which would require repayment by the subsidiaries under this guarantee if the parent company were to default.

From time to time, the company is subject to various legal actions arising out of the normal course of business, including claims relating to trademark, patent or copyright infringements or other items. We have accrued a liability and charged operations for the estimated costs of settlement or adjudication of claims for which we believe a loss is probable. Management believes the outcome of any such actions and claims will not materially affect the company’s Consolidated Financial Statements.

NOTE 9. STOCKHOLDERS’ EQUITY

COMMON STOCK

At its May 21, 2002 meeting, the stockholders approved an amendment to the company’s Certificate of Incorporation, increasing the number of authorized shares of our common stock from 75 million to 100 million.

On October 23, 2002, the company announced that the Board of Directors authorized the company to repurchase its common stock on the open market from time to time, not to exceed $50 million in any six-month period. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash and short-term investment balances, general business conditions and other factors, including alternative investment opportunities and restrictive covenants imposed by our senior credit facility.

PREFERRED STOCK

The Board of Directors is authorized to issue up to 5 million shares of no par value preferred stock. Under the terms of the company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the company’s authorized but unissued shares of preferred stock without further action by stockholders.

EXCHANGEABLE PREFERRED STOCK

In 1999, the company acquired Eyewire Services, Inc. (Eyewire), an unaffiliated company. As part of the acquisition, the company formed 3032097 Nova Scotia Company (NSCO) as a wholly owned subsidiary and then amalgamated Eyewire with NSCO. In connection with this acquisition, the shareholders of Eyewire received 1,561,010 exchangeable shares of NSCO. Each exchangeable share is entitled to vote on the same basis as a share of Getty Images common stock, is entitled to share in any dividends payable to Getty Images common stockholders and is exchangeable for one share of Getty Images common stock at the discretion of the holder. At December 31, 2002 and 2001, 35,094 and 85,092 shares, respectively, were outstanding. NSCO is entitled to redeem any outstanding exchangeable shares on August 4, 2006, or an accelerated date if less than 50% of the exchangeable shares (other than those owned by the company) are outstanding. Though NSCO is authorized to issue 5 million shares of no par value exchangeable preferred stock, the company does not anticipate any further issuances.

GETTY IMAGES TRADEMARKS

The company has trademark registrations and applications for trademark registrations in respect of the name Getty Images and the related logos (together, the “Getty Images Trademarks”). The company and Getty Investments LLC have agreed that in the event that Getty Images becomes controlled by a third party or parties not affiliated with the Getty family, Getty Investments LLC will have the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Images Trademarks. Upon such assignment, Getty Images will have 12 months in which it will be permitted to continue to use the Getty Images Trademarks and thereafter will have to cease such use.

NOTE 10. STOCK OPTIONS

Under the Getty Images, Inc. 1998 Stock Incentive Plan (the Plan), the Board of Directors has the discretion to grant options to purchase shares of the company’s common stock at the fair market value of the stock on the grant date. Options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion vesting monthly over the remaining three years.

F-19	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

A total of 13 million shares are reserved for issuance under the Plan. Shares under options that lapse (due to cancellation or expiration) are available for re-issuance. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date.

Below is summary of options outstanding and options available for future issuance at December 31, 2002:

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Stock Options Outstanding	Weighted Average Exercise Price	Number of Shares Available for Future Issuance

Equity compensation plans approved by security holders	10,281,919	$22.47	1,321,221
Equity compensation plans not approved by security holders	64,999	16.97	—

The 64,999 shares in the table above represent options remaining under grants made outside of the Plan in 2001 to two newly-hired executive officers and to three non-executive members of our Board of Directors. The terms of these options are substantially identical to those granted under the Plan.

The following table presents stock option activity in 2002, 2001 and 2000:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

December 31, 1999	9,525	$16.96	3,671	$15.17
Granted	4,759	33.83
Exercised	(1,754)	11.32
Lapsed	(1,486)	25.06

December 31, 2000	11,044	24.00	4,396	17.61
Granted	3,528	17.56
Exercised	(500)	14.16
Lapsed	(1,801)	29.91

December 31, 2001	12,271	21.64	7,073	21.65
Granted	461	26.79
Exercised	(1,437)	16.69
Lapsed	(948)	24.10

December 31, 2002	10,347	22.47	7,744	22.41

F-20	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

The following table summarizes additional information relating to options outstanding and options exercisable at December 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)
$ 0.00 – $ 16.10	2,342	5.93	$13.50	1,789	$13.61
16.11 – 19.72	1,815	7.62	17.77	1,069	18.01
19.73 – 20.91	2,032	5.29	20.88	1,952	20.90
20.92 – 29.10	1,837	7.59	25.42	1,311	25.39
29.11 – 38.63	2,052	7.53	32.97	1,440	32.88
38.64 – 54.91	269	7.24	44.06	183	44.25

0.00 – 54.91	10,347	6.75	$22.47	7,744	$22.41

The weighted average estimated fair values of options granted during 2002, 2001 and 2000 were $15.44, $8.39 and $17.25, respectively. Weighted average estimated fair values were calculated using a Black-Scholes option valuation model with forfeitures recognized as they occur and the following assumptions:

YEARS ENDED DECEMBER 31,	2002	2001	2000

Expected future share price volatility	74%	73%	68%
Risk free rate of return	4.82%	4.22%	5.26%
Expected life of option	1 ½ years from vest	1 year from vest	1 year from vest
Expected rate of dividends	None	None	None

NOTE 11. RESTRICTED STOCK AND DEFERRED COMPENSATION

On December 17, 2002, the company granted 15,000 shares of restricted stock to each of two officers. The shares vest 50% on the first anniversary of the grant date and the remaining 50% one year later, and are restricted as to resale until vested. The fair value of the restricted stock ($0.9 million) was recorded to deferred compensation in the stockholders’ equity portion of the Consolidated Balance Sheets and will be amortized to selling, general and administrative expenses on a straight-line basis over the vesting period.

NOTE 12. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

As a provider of visual content, the company operates in one business segment. Due to the nature of the company’s operations, sales are made to a diverse client base, and there is no reliance on a single customer or group of customers. Sales are reported in the geographic area where they originate and are subject to the impact of translation differences and therefore may not reflect the relative performance of individual areas. Sales to customers by geographic area, with countries experiencing 5% or more of sales in a reportable period shown separately, are summarized below:

	U.S.	U.K.	GERMANY	FRANCE	CANADA	OTHER	TOTAL

(In thousands)

Years ended December 31,
2002	$233,255	$63,124	$33,611	$23,161	$13,959	$95,901	$463,011
2001	202,787	62,026	39,226	22,264	43,508	81,174	450,985
2000	233,833	63,464	39,631	25,584	40,614	81,720	484,846

In late 2001 and early 2002, the company closed its Canadian offices and transitioned the associated customer accounts to a U.S. office. Many sales that were previously reported as originating in Canada are reported in 2002 as originating in the U.S., leaving only sales with a Canadian billing address reported as Canadian sales above.

F-21	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

Tangible long-lived assets by geography, with countries holding 5% or more of tangible long-lived assets in a reportable period shown separately, are summarized below:

	U.S.	U.K.	OTHER INTERNATIONAL	DEFERRED TAXES	TOTAL

(In thousands)

December 31,
2002	$97,963	$37,093	$10,032	$44,911	$189,999
2001	109,398	42,224	11,243	55,638	218,503

These reported sales and long-lived assets are subject to numerous risks and uncertainties associated with doing business in foreign countries, including local, regional and global economic conditions, political instability, and changes in applicable tax laws. However, the company does not have significant operations or assets invested in any country that it considers highly unstable.

NOTE 13. DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLANS

The company contributes to defined contribution plans for all employees in the U.S. and United Kingdom (U.K.), constituting a majority of its employees.

There is one defined contribution plan in the U.S., in which all employees over 18 years of age may participate at any time. The company matches 100% of participant contributions, up to the first 4% of each participant’s eligible compensation (including salary, bonuses and commissions), not to exceed the Internal Revenue Service per person annual limitations, which were generally $11,000 in 2002 and $10,500 in 2001 and 2000.

With the exception of a limited number of employees participating in legacy defined contribution plans according to employment contracts, the company has one defined contribution plan in the U.K. Employees may participate in this plan after three months of service with the company and must contribute a minimum of 2% of their salary to maintain eligibility. The company contributes 5% of each participant’s salary to the plan.

Total company contributions to all plans of $1.7 million, $1.6 million and $1.7 million were expensed as incurred in 2002, 2001 and 2000, respectively.

NOTE 14. LOSS ON SALE OF A BUSINESS

During the first quarter of 2002, the company entered into an agreement to dispose of a subsidiary, American Royal Arts (ARA), a provider of animation art, and accrued a loss of $0.8 million. The assets and liabilities of ARA were written off against the accrued loss upon consummation of the transaction on April 2, 2002. The net assets, results of operations and cash flows of ARA were not significant to the company as a whole for any period presented.

NOTE 15. INCOME TAXES

Income (loss) before income taxes is attributable to the following tax jurisdictions:

YEARS ENDED DECEMBER 31,	2002	2001	2000

(In thousands)

Domestic	$37,529	$(112,364)	$(185,431)
Foreign	(1,442)	13,702	21,280

Income (loss) before income taxes	$36,087	$(98,662)	$(164,151)

F-22	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

The components of income tax (expense) benefit were as follows:

YEARS ENDED DECEMBER 31,	2002	2001	2000

(In thousands)

Current tax
Federal	$(992)	$(3,119)	$(5,116)
State	—	(295)	(385)
Non-U.S	(2,748)	(8,883)	(13,156)

Total current tax	(3,740)	(12,297)	(18,657)

Deferred tax
Federal and State	(12,946)	14,567	12,560
Non-U.S	2,067	1,080	530

Total deferred tax	(10,879)	15,647	13,090

Income tax (expense) benefit	$(14,619)	$3,350	$(5,567)

The income tax (expense) benefit differs from the amounts that would result by applying the U.S. statutory rate to income (loss) before income taxes. A reconciliation of the difference follows:

YEARS ENDED DECEMBER 31,	2002	2001	2000

(In thousands)

Income tax (expense) benefit based on statutory rate	$(12,630)	$34,532	$57,216
Non-deductible amortization of intangible assets	—	(17,739)	(60,224)
Debt conversion expense	—	—	(2,086)
State income taxes, net of U.S. tax	(1,155)	1,462	(382)
Change in valuation allowance	(317)	(12,844)	—
Other, net	(517)	(2,061)	(91)

Income tax (expense) benefit	$(14,619)	$3,350	$(5,567)

The components of deferred income taxes are as follows:

YEARS ENDED DECEMBER 31,	2002	2001

(In thousands)

Deferred tax assets
Loss carryforwards	$62,513	$61,547
Accrued liabilities and allowances	18,519	24,593
Other	1,063	1,626

Total deferred tax assets	82,095	87,766

Deferred tax liabilities
Long-term assets	(8,563)	(9,854)

Total deferred tax liabilities	(8,563)	(9,854)

Total deferred taxes	73,532	77,912
Less: Deferred tax assets valuation allowance	(17,474)	(12,844)

Net deferred tax assets	$56,058	$65,068

F-23	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

Tax benefits of zero, $1.2 million and $13.5 million associated with the exercise of employee stock options were allocated to additional paid-in capital in 2002, 2001 and 2000, respectively. As further described below, the company did not recognize a net deferred tax asset or corresponding increase to additional paid-in capital related to employee stock options exercised in 2002 because a valuation allowance was recorded against this asset. Deferred U.S. income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

The deferred tax assets in respect of loss carryforwards and the related loss carryforwards at December 31, 2002 expire as follows:

	Deferred Taxes	Net Operating Loss Carryforwards

(In thousands)

Between 2018 and 2021 (primarily domestic)	$58,476	$153,079
Between 2003 and 2007 (foreign)	2,261	5,919
Indefinite (foreign)	1,776	4,649

Totals	$62,513	$163,647

As of December 31, 2002, the company had net deferred tax assets of $56.1 million, net of a valuation allowance of $17.5 million that was established in 2001 at $12.8 million and increased by $4.7 million in 2002. Approximately $4.4 million of the increase was associated with the exercise of employee stock options in the U.S., and $0.3 million was related to a capital loss that will likely not be recognized for tax purposes. While the company generated taxable income from its primary U.S. operations in 2002, it had not consistently done so in prior years. It will be necessary to generate taxable income from its primary U.S. operations of approximately $153 million in order to utilize enough of the domestic tax loss carryforwards to realize the associated deferred tax asset. Furthermore, there may be significant limitations on the ability of the company to realize the tax benefits attributable to these domestic tax loss carryforwards in the event of a change in ownership.

During 2002, the company implemented cost reduction programs designed to improve both U.S. and foreign levels of current and prospective taxable income and also implemented tax-planning strategies that increased U.S. taxable income. Management believes it is currently reasonable to estimate the impact of these actions on the results of near-term future periods and has computed the net deferred tax asset at December 31, 2002 accordingly. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for its U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021. In the event that actual results differ from management’s current expectations, the valuation allowance could materially change, directly impacting our Consolidated Financial Statements. The company will reevaluate the valuation allowance at least annually, most likely early in the fourth quarter. This timing is appropriate, as it will coincide with completion of our tax filings for the prior year, updating of estimated results of operations for the current year, and preparation of the budget for the following year. If such evaluation indicates that the company is able to utilize more of the deferred tax asset than the net balance, all or a portion of the valuation allowance will be credited to income tax expense or additional paid-in capital in the period that such a determination is made. If the evaluation indicates that the company is unable to utilize all or a portion of the net deferred tax asset balance, a greater valuation allowance will be recorded and charged to income tax expense in the period of that determination, which could be in advance of the expiration of the loss carryforwards.

NOTE 16. ACQUISITIONS

All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations since the respective dates of acquisition are included in those of the consolidated company.

Fiscal Years 2002 and 2001

We acquired certain assets of the distributors of The Image Bank (TIB) in Denmark and Singapore in 2002, and we acquired the TIB distributor in Australia and certain assets of the TIB distributor in Brazil in 2001, none of which were significant to the company as a whole for any period presented.

F-24	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

Fiscal Year 2000

On March 22, 2000, the company acquired all of the outstanding stock of Visual Communications Group Holdings, Ltd., VCG Holdings LLC, Definitive Stock, Inc. and Visual Communications Group Deutschland GmbH (collectively VCG). The VCG acquisition details are shown in the table below:

(In thousands, except useful lives)

Cash	$204,700
Debt assumed and paid	18,700
Related transaction costs	3,500

Total purchase price	226,900
Net assets acquired	1,131
Identifiable intangibles	25,797

Goodwill	$199,972

Identifiable intangibles – useful lives	5 -10 years
Goodwill – initial useful life	10 years

Included in the net assets acquired above of VCG were accrued costs of $5.8 million related to plans to exit activities and to terminate or relocate employees of VCG. These costs were recognized as liabilities as of the consummation date of the acquisition and included in the allocation of the purchase price, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The exit costs had no future economic benefit to the combined company, were incremental to other costs incurred by either company prior to the acquisition, and were incurred as a direct result of the plan to exit certain activities of VCG.

These accrued liabilities and subsequent activity and adjustments were as follows:

(In thousands)

Fiscal year 2000 activity
Accruals	$5,775
Cash paid	(3,142)

Balance December 31, 2000	2,633
Fiscal year 2001 activity
Cash paid	(1,245)

Balance December 31, 2001	1,388
Fiscal year 2002 activity
Cash paid	(1,388)

Balance December 31, 2002	$—

The balances remaining at December 31, 2001 and 2000 consisted principally of minimum lease payments on terminated leases that were ultimately settled in 2002.

During 2000, the company also made the following acquisitions with cash, common stock and/or exchangeable preferred stock exchangeable into common stock: i/us Corporation, an Ontario corporation and provider of specialty graphics and publishing tools to website developers, designers and graphics users; Cass & Cass Ltd. (d/b/a TIB-U.K.), the distributor of TIB in the U.K.; four additional TIB distributors in the U.S., Canada and Sweden; and a stock photo agency in Australia. The aggregate purchase price, net assets acquired and related goodwill were $28.5 million, $0.6 million, and $27.9 million, respectively.

F-25	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

NOTE 17. INTEGRATION COSTS AND LOSS ON IMPAIRMENT OF ASSETS

Fiscal Years 2001 and 2000

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

The costs associated with these significant integration projects were expensed as incurred as follows:

YEARS ENDED DECEMBER 31,	2001	2000

(In thousands)

Employee terminations	$3,025	$6,622
Abandonment of facilities	1,540	3,621
Process review	417	3,593
Consulting and other professional fees	223	2,899
Contract re-negotiation and termination	18	1,662
Other	45	240

Total integration costs	$5,268	$18,637

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

The integration costs associated with the closure of Art.com and the Calgary office during 2001 were as follows:

	ART.COM	CALGARY	TOTAL

(In thousands)

Employee terminations	$956	$719	$1,675
Abandonment of facilities	701	174	875
Other	430	—	430

Total integration costs	$2,087	$893	$2,980

NOTE 18. LOSS ON ABANDONED AND SUBLEASED PROPERTY

During the fourth quarter of 2001, the company re-evaluated its worldwide facilities requirements and identified excess space in London, Munich, New York, San Francisco, Santa Monica and Seattle. The company recorded a loss of $11.6 million during the fourth quarter to account for minimum rental payments and costs of subleasing the properties over the remaining lives of the leases, net of expected sublease income, undiscounted. Approximately $5.5 million of this charge remains in accrued expenses at December 31, 2002, and will be paid out in future periods through 2007.

F-26	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

NOTE 19. RESTRUCTURING COSTS

During the third quarter of 2001, management announced that in response to further weakening in the U.S. and global markets served by Getty Images, the company would reduce its workforce by approximately 300 people worldwide across multiple functions. The company recorded $4.5 million in restructuring costs for a planned 320 employee terminations once management had committed the company to a formal plan of termination and had communicated to all employees the benefit arrangements they would receive if terminated. The company also incurred $0.3 million in other related restructuring costs. As of March 31, 2002, all planned employees had been terminated and all related termination costs had been paid.

NOTE 20. LOSS ON IMPAIRMENT OF INVESTMENTS

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

NOTE 21. EXTRAORDINARY ITEM

In January of 2000, a subsidiary of the company retired $3.3 million of debt at a discount prior to maturity. This resulted in an extraordinary gain of $0.4 million, net of income taxes of $0.3 million, or $0.01 per share.

NOTE 22. SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER

(In thousands, except per share amounts)

Year ended December 31, 2002
Sales	$113,852	$113,298	$118,189	$117,671
Gross profit	83,759	83,306	84,740	83,126
Income from operations	8,437	10,780	15,033	15,212
Income before income taxes	4,451	7,435	11,609	12,592
Net income	2,680	4,473	6,816	7,499
Basic earnings per share	0.05	0.08	0.13	0.14
Diluted earnings per share	0.05	0.08	0.13	0.13
Year ended December 31, 2001
Sales	$125,787	$115,856	$107,505	$101,838
Gross profit	90,163	83,532	79,564	75,336
Loss from operations	(7,847)	(18,974)	(16,226)	(34,535)
Loss before income taxes	(11,928)	(27,171)	(20,775)	(38,787)
Net loss (1)	(14,559)	(23,731)	(18,234)	(38,787)
Basic and diluted loss per share (1)	(0.28)	(0.46)	(0.35)	(0.75)

(1)	Net loss and basic and diluted loss per share include integration costs and loss on impairment of assets, loss on abandoned and subleased property and restructuring costs of $4.0 million, $9.3 million, $4.8 million and $13.0 million in the three months ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001, respectively.

S-1	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Getty Images, Inc.

Our audits of the consolidated financial statements of Getty Images, Inc. and subsidiaries referred to in our report dated February 3, 2003 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(A)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

February 3, 2003

S-2	GETTY IMAGES, INC.	2002	FORM 10-K	PART IV	ITEM 15(A)

SCHEDULE II  –  VALUATION AND QUALIFYING ACCOUNTS

	December 31, 1999	Additions Expensed	Deductions[2]	December 31, 2000	Additions Expensed	Deductions[2]	December 31, 2001	Additions Expensed	Other Additions[1]	Deductions[2]	December 31, 2002

(In thousands)

Allowance for doubtful accounts	$16,471	5,992	(2,976)	$19,487	4,510	(3,102)	$20,895	6,369	—	(14,661)	$12,603
Inventory reserve	$655	360	(233)	$782	500	(528)	$754	1,165	—	(1,645)	$274
Deferred tax asset valuation allowance	$—	—	—	$—	12,844	—	$12,844	317	4,313	—	$17,474

[1]	The deferred tax asset valuation allowance additions relate to employee stock options exercised in the U.S.
[2]	Amounts in all years represent balances written off. The significant allowance for doubtful accounts write offs in 2002 represent amounts that were reserved in prior years that could not be written off due to the limited functionality of legacy financial systems. The process of writing off these reserved balances began in 2002 when these systems were replaced.