Form 10-Q
period 2003-03-31
GETTY IMAGES INC
filed 2003-05-09
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 30, 2003 there were 54,433,240 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q1 2003	FORM 10-Q

1	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

THREE MONTHS ENDED MARCH 31,	2003	2002

(In thousands, except per share amounts)

Sales	$130,317	$113,852
Cost of sales	37,315	30,093

Gross profit	93,002	83,759

Selling, general and administrative expenses	53,365	53,172
Depreciation	14,934	15,344
Amortization	934	5,994
(Gain) loss on disposition of assets and a business	(160)	812

Operating expenses	69,073	75,322

Income from operations	23,929	8,437
Interest expense	(3,758)	(4,043)
Interest income	602	243
Exchange gains (losses), net	915	(169)
Other income (expense), net	5	(17)

Income before income taxes	21,693	4,451
Income tax expense	(8,463)	(1,771)

Net income	$13,230	$2,680

Earnings per share
Basic	$0.25	$0.05
Diluted	0.23	0.05

Shares used in computing earnings per share
Basic	53,989	52,102
Diluted	56,782	54,452

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	MARCH 31, 2003	DECEMBER 31, 2002

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$78,336	$76,105
Short-term investments	55,288	40,698
Accounts receivable, net	79,132	73,006
Inventories	1,221	1,615
Prepaid expenses	8,301	6,925
Deferred income taxes, net	11,144	11,147
Other current assets	4,059	3,493

Total current assets	237,481	212,989
Property and equipment, net	133,806	140,666
Goodwill	606,994	603,011
Identifiable intangible assets, net	17,729	18,606
Deferred income taxes, net	38,142	44,911
Other long-term assets	4,554	4,872

Total assets	$1,038,706	$1,025,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$59,575	$56,207
Accrued expenses	37,973	46,770
Income taxes payable	7,549	8,101

Total current liabilities	105,097	111,078
Long-term debt	245,065	244,739
Other long-term liabilities	2,208	1,285

Total liabilities	352,370	357,102

Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock	542	539
Additional paid-in capital	1,011,906	1,007,015
Deferred compensation	(791)	(906)
Accumulated deficit	(326,040)	(339,270)
Accumulated other comprehensive income	719	575

Total stockholders’ equity	686,336	667,953

Total liabilities and stockholders’ equity	$1,038,706	$1,025,055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	No. of Shares of Exchangeable Preferred Stock Without Par Value	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

(In thousands)

Balance at December 31, 2002	53,887	35	$539	$1,007,015	$(906)	$(339,270)	$575	$667,953
Comprehensive income
Net income	—	—	—	—	—	13,230	—	13,230
Translation adjustments	—	—	—	—	—	—	167	167
Unrealized loss on short-term investments, net	—	—	—	—	—	—	(29)	(29)
Deferred taxes on net unrealized loss	—	—	—	—	—	—	6	6

Total comprehensive income	—	—	—	—	—	—	—	13,374

Amortization of deferred compensation	—	—	—	—	115	—	—	115
Exchange of shares	5	(5)	—	—	—	—	—	—
Stock options exercised	277	—	3	4,891	—	—	—	4,894

Balance at March 31, 2003	54,169	30	$542	$1,011,906	$(791)	$(326,040)	$719	$686,336

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

THREE MONTHS ENDED MARCH 31,	2003	2002

(In thousands)

Cash flows from operating activities
Net income	$13,230	$2,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,934	15,344
Amortization	934	5,994
Deferred income taxes	6,924	2,240
Bad debt expense	1,315	1,336
Amortization of debt issuance costs	313	493
Other items	(34)	79
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(6,724)	(8,683)
Accounts payable	1,467	3,950
Accrued expenses	(8,941)	(3,094)
Income taxes	(723)	(3,364)
Other	(733)	(1,371)

Net cash provided by operating activities	21,962	15,604

Cash flows from investing activities
Acquisition of available-for-sale investments	(14,664)	(7,638)
Acquisition of property and equipment	(8,194)	(10,319)
Acquisition of a business, net of cash acquired	(2,383)	—
Proceeds from disposition of assets	300	—

Net cash used in investing activities	(24,941)	(17,957)

Cash flows from financing activities
Proceeds from issuance of common stock	4,894	4,213
Repayment of debt	—	(4)

Net cash provided by financing activities	4,894	4,209

Effects of exchange rate differences	316	(1,332)

Net increase in cash and cash equivalents	2,231	524
Cash and cash equivalents, beginning of period	76,105	46,173

Cash and cash equivalents, end of period	$78,336	$46,697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments include: a) the appropriateness of the valuation and useful lives, if applicable, of long-lived assets, including goodwill and identifiable intangible assets, b) determining the appropriate level of deferred tax asset valuation allowances, c) the designation of certain intercompany balances with foreign subsidiaries as long-term investments and d) the sufficiency of the allowance for doubtful accounts. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported: net assets; net cash flows from operating, investing or financing activities; or net income.

Principles of Consolidation

The Condensed Consolidated Financial Statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Significant intercompany balances and transactions have been eliminated.

Quarterly Results

Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Management believes that the Condensed Consolidated Financial Statements include all adjustments, which are of a normal and recurring nature, necessary to a fair statement of the results of operations, financial position and cash flows for the interim periods presented. The condensed information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K.

Foreign Currency Translation and Revaluation of Long-Term Intercompany Balances

Foreign exchange losses of $0.6 million and $3.6 million for the three months ended March 31, 2003 and 2002, respectively, arose from the revaluation of foreign currency denominated intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future. These unrealized foreign exchange losses are reported and accumulated in other comprehensive income in the Condensed Consolidated Balance Sheets in the same manner as translation adjustments. Total accumulated translation adjustments, including amounts arising from the revaluation of long-term intercompany balances, were $0.7 million and $0.5 million at March 31, 2003 and December 31, 2002, respectively.

6	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 1

Earnings Per Share

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options and restricted stock awards.

THREE MONTHS ENDED MARCH 31,	2003	2002

(In thousands, except per share amounts)

Basic Earnings Per Share
Income available to common stockholders (numerator)	$13,230	$2,680
Weighted average common shares outstanding (denominator)	53,989	52,102
Basic earnings per share	$0.25	$0.05

Diluted Earnings Per Share
Income available to common stockholders (numerator)	$13,230	$2,680

Weighted average common shares outstanding	53,989	52,102
Effect of dilutive securities
Stock options	2,791	2,350
Restricted stock	2	—

Total weighted average common shares and dilutive securities (denominator)	56,782	54,452

Diluted earnings per share	$0.23	$0.05

Approximately 2.2 million and 3.9 million other common shares potentially issuable from stock options for the three months ended March 31, 2003 and 2002, respectively, are excluded from the computation of diluted earnings per share because they are anti-dilutive. Also excluded because they are anti-dilutive are 4.1 million common shares in 2003 and 4.5 million common shares in 2002 potentially issuable from convertible subordinated notes.

Short-Term Investments

	MARCH 31, 2003	DECEMBER 31, 2002

(In thousands)

Available-for-sale debt securities	$34,541	$20,118
Held-to-maturity corporate bonds	16,849	16,682
Held-to-maturity certificates of deposit	3,898	3,898

Total short-term investments	$55,288	$40,698

Available-for-sale securities are carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income, while held-to-maturity securities are carried at amortized cost. All held-to-maturity securities mature in 2003, while available-for-sale securities mature between 2003 and 2007. Available-for-sale securities with contractual maturities beyond one year are classified as current because they represent the investment of cash that is available for current operations. Unamortized bond premium at March 31, 2003 and December 31, 2002 was nominal.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts of $12.8 million and $12.6 million at March 31, 2003 and December 31, 2002, respectively. The provisions recorded during the three months ended March 31, 2003 and 2002 were $1.3 million in each period. Approximately 14% of the company’s recorded investment in trade receivables, net of allowances for doubtful accounts, was past due 90 days or more as of March 31, 2003 and December 31, 2002.

7	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 1

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation of approximately $252.2 million and $237.1 million at March 31, 2003 and December 31, 2002, respectively.

Goodwill

Goodwill is the excess of the purchase price (including liabilities assumed and direct costs) over the fair value of tangible and identifiable intangible assets acquired in purchase business combinations. As of January 1, 2002, goodwill is no longer amortized but is reviewed for impairment annually on August 31 and between annual periods in certain circumstances.

Goodwill changed during the period as follows:

(In thousands)

Goodwill at December 31, 2002	$603,011
Acquisition of a business (see Note 7)	3,938
Effect of translation adjustments	45

Goodwill at March 31, 2003	$606,994

Identifiable Intangible Assets

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from the company and sold, transferred, licensed, rented or exchanged. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to 10 years. The gross carrying amounts and related accumulated amortization of identifiable intangible assets at the reported balance sheet dates were as follows:

	MARCH 31, 2003		DECEMBER 31, 2002

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

(In thousands)

Customer lists	$14,935	$6,136	$14,935	$5,568
Trademarks, tradenames and copyrights	11,368	3,935	11,294	3,637
Other identifiable intangible assets	1,983	486	2,177	595

Totals	$28,286	$10,557	$28,406	$9,800

Amortization of identifiable intangible assets was $0.9 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively. Based on balances at March 31, 2003, expected amortization of identifiable intangible assets for the next five years is as follows:

FISCAL YEAR

(In thousands)

2003	$3,705
2004	3,678
2005	3,575
2006	3,257
2007	1,635

We are required to reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented. Any future revisions would be applied prospectively.

8	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 1

Stock-Based Compensation

We apply the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation. Accordingly, we do not recognize compensation expense when granting employee stock options, as we do not grant options below the market price of our common stock on the date of the grant. The only compensation expense we recognize in relation to stock options is upon infrequent modification of the terms of outstanding options. There were no modifications that resulted in compensation expense during the periods presented.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma information as if we had adopted the fair-value method of accounting for stock-based compensation. Under this method, compensation cost is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on our net income (loss) and earnings (loss) per share of applying SFAS No. 123 would have been as follows:

THREE MONTHS ENDED MARCH 31,	2003	2002

(In thousands, except per share amounts)

Net income (loss)
As reported	$13,230	$2,680
Add: APB No. 25 stock-based compensation, net of income taxes	—	—
Deduct: SFAS No. 123 stock-based compensation, net of income taxes	(1,535)	(3,321)

Pro forma	$11,695	$(641)

Basic earnings (loss) per share
As reported	$0.25	$0.05
Pro forma	0.22	(0.01)

Diluted earnings (loss) per share
As reported	$0.23	$0.05
Pro forma	0.21	(0.01)

A Black-Scholes multiple option valuation model was utilized in calculating these figures, with forfeitures recognized as they occur and the following assumptions:

THREE MONTHS ENDED MARCH 31,	2003	2002

Expected future share price volatility	71%	73%
Risk free rate of return	4.09%	5.17%
Expected life of option	1 1/2 years from vest	1 1/2 years from vest
Expected rate of dividends	None	None

Catalogs

As part of our marketing efforts, we produce and distribute catalogs containing images offered through our creative professional, press and editorial collections. The costs of producing these catalogs through September 30, 2001, were deferred and amortized over the period during which revenue was generated by the catalog images.

In the fourth quarter of 2001, we began the implementation of new financial information systems. These new systems are not capable of directly associating image revenue with specific catalogs. Accordingly, as required by the American Institute of Certified Public Accountants Statement of Position No. 93-7 “Reporting on Advertising Costs,” catalog production costs are expensed upon initial distribution of each catalog effective October 1, 2001. Deferred catalog costs were fully amortized at December 31, 2002.

9	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 1

Direct catalog production costs and amortization of any such costs that were deferred, and their impact on our Condensed Consolidated Statements of Income are as follows:

THREE MONTHS ENDED MARCH 31,	Selling, general and administrative expenses	Amortization

(In thousands)

2003
Direct catalog production costs	$1,734	$—

2002
Direct catalog production costs	$1,426	$—
Amortization of deferred catalog costs	—	4,589

	$1,426	$4,589

Recent Accounting Pronouncements

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation, such as an obligation to return leased property to its original condition, be recognized in the period in which the obligation is incurred if a reasonable estimate of the fair value of the obligation can be made. We do not have any material asset retirement obligations.

Effective July 1, 2003, we will adopt Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” effective for all arrangements entered into on or after that date. Adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

NOTE 2. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances comprising 5% or more of total current liabilities at either date shown separately:

	MARCH 31, 2003	DECEMBER 31, 2002

(In thousands)

Accrued bonuses	$2,452	$7,722
Other	35,521	39,048

Accrued expenses	$37,973	$46,770

NOTE 3. COMMITMENTS AND CONTINGENCIES

Following are future minimum payments under operating leases, receipts under non-cancelable subleases, and payments and receipts under minimum royalty guarantee agreements, all committed at March 31, 2003:

COMMITMENTS	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

(In thousands)

Operating lease payments	$19,944	$19,048	$18,759	$18,566	$17,850	$115,298	$209,465
Sublease receipts	(5,680)	(5,332)	(5,225)	(5,230)	(833)	—	(22,300)
Minimum royalty guarantee payments	5,409	6,068	5,267	2,905	325	—	19,974
Minimum royalty guarantee receipts	(1,500)	(2,188)	(2,250)	(562)	—	—	(6,500)

Net commitments	$18,173	$17,596	$16,551	$15,679	$17,342	$115,298	$200,639

10	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 1

NOTE 4. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

As a provider of visual content, we operate in one business segment. Due to the nature of our operations, sales are made to a diverse client base and there is no reliance on a single customer or group of customers. Sales are reported in the geographic area where they originate. The U.S. dollar value of sales reported below reflects both the sales performance of each country and the impact of the change in each country’s currency relative to the U.S. dollar. Sales to customers by geographic area, with countries experiencing 5% or more of sales in a reportable period shown separately, are summarized below:

THREE MONTHS ENDED MARCH 31,	2003	2002

(In thousands)

United States	$62,076	$59,301
United Kingdom	17,179	15,658
Germany	10,142	8,397
France	7,710	5,329
Rest of world	33,210	25,167

Total sales	$130,317	$113,852

NOTE 5. LOSS ON DISPOSITION OF A BUSINESS

During the first quarter of 2002, we entered into an agreement to dispose of a subsidiary, American Royal Arts (ARA), a provider of animation art, and accrued a loss of $0.8 million. The assets and liabilities of ARA were written off against the accrued loss upon consummation of the transaction on April 2, 2002. The net assets, results of operations and cash flows of ARA were not significant to the company as a whole for any period presented.

NOTE 6. INCOME TAXES AND NET DEFERRED TAX ASSETS

The effective tax rates used to calculate income tax expense for the first quarter of 2003 and 2002 were 39.0% and 39.8%, respectively. The decrease in the effective tax rate was primarily due to increased book income compared to permanent differences, principally non-deductible expenses, which did not increase. At March 31, 2003, we had $49.3 million in net deferred tax assets, net of a valuation allowance of $18.5 million. This is compared to $56.1 million in net deferred tax assets, net of a valuation allowance of $17.5 million at December 31, 2002.

NOTE 7. ACQUISITION

During the first quarter of 2003, we acquired ImageDirect, Inc., an editorial photography agency, for a purchase price (including liabilities assumed) of $4.4 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations since the date of acquisition are included in those of the consolidated company. The portion of the purchase price allocated to goodwill was $3.9 million. This allocation is preliminary as we are currently in the process of identifying, and determining the fair value of, identifiable intangible assets acquired. This acquisition was not significant to the company as a whole for any period presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report on Form 10-Q, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions and projections about Getty Images, Inc. and its industry, and are made on the basis of management’s views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels, and liquidity and capital resources, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks

11	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 2

and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by the company as well as from risks and uncertainties beyond the company’s control. Potential risks and uncertainties include, among others, those set forth herein under “Factors That May Affect the Business,” as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002. Except as required by law, the company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission.

In this Quarterly Report, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

GENERAL

Overview

We are a leading provider of high quality, relevant imagery and related services to creative professionals at advertising agencies, graphic design firms, corporations, and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers.

Revenue

We generate our revenue from licensing rights to use imagery and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving licensing rights to use single still images, film clips or pre-packaged CD-ROM products containing multiple images. We also generate revenue from subscription or bulk purchase agreements under which customers are provided access to imagery online.

STILL IMAGERY

The majority of the still imagery that the company licenses can be broken down into three portfolios: rights-managed, royalty-free, and editorial. Rights-managed images are licensed by customers on a use-by-use basis and generally have higher license fees based on the intended use of the image, including type of media, geographical distribution, image size, license duration, circulation and level of rights protection. Approximately 56% of our sales for the first quarter of 2003 were for rights-managed imagery, with an average net license fee for a single rights-managed image of approximately $545, and an average gross margin of approximately 66%.

Royalty-free images are licensed by customers on a nonexclusive basis and can be used for multiple projects over an unlimited time period. License fees for pre-packaged royalty-free CD-ROM products are generally the same for each licensee, while license fees for single royalty-free images differ depending on the file size of the selected image. Approximately 28% of our sales for the first quarter of 2003 were for royalty-free imagery, with an average net license fee for a single royalty-free image of approximately $125, and an average gross margin of approximately 78%.

Editorial imagery is generally not for resale, trade, packaging, promotion or advertising and is licensed on a single image or subscription basis. Approximately 7% of our sales for the first quarter of 2003 were for editorial imagery. Because many of these images are licensed on a subscription basis, average license fee is not meaningful. Average gross margin for all editorial images licensed in the first quarter of 2003 was approximately 87%.

MOVING IMAGERY

We also license moving imagery, or film, which may be rights-managed or royalty-free, with license fees based on the intended use of the imagery, including market, geographic area and duration of use. Approximately 5% of our sales for the first quarter of 2003 were for film, with an average net price for a rights-managed film clip in North America of approximately $580, and an average gross margin for all film licensed of approximately 75%.

Cost of Sales

Our cost of sales primarily consists of commission payments to contributing photographers, cinematographers and third-party image providers (collectively referred to as contributors). These contributors are under contract with the company and typically receive payments of up to 50% of the sales value, depending on the portfolio (as discussed above), and where the imagery is licensed (licenses outside a contributor’s home territory result in lower commissions). We own a significant number of the images in our collections, and these images do not require commission payments.

12	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 2

Aside from direct licensing to customers, we license imagery through distributors worldwide. Licenses through distributors comprised approximately 7% of our sales for the first quarter of 2003. Distributors typically earn and retain 35 to 40% of the license fee, and we recognize the remaining 60 to 65% as revenue. Commissions paid to contributors on distributor sales are generally 50% of the company’s share of the license fee (generally 30 to 32.5% of the total license fee). This results in an average gross margin of approximately 50% on distributor sales.

Critical Accounting Policies and Estimates and Assumptions

There have been no material changes in our critical accounting policies and estimates and assumptions since December 31, 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Following is management’s discussion of material changes in our results of operations with respect to the most recent interim period and the corresponding interim period in the prior year. Income from operations and operating margin should not be considered alternatives to net income as indicators of our operating performance, but should be considered supplemental indicators. All figures in tables are shown in thousands, except percentages.

SALES

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Sales	$130,317	100.0	$113,852	100.0	$16,465	14.5

Sales increased due mainly to: the introduction of additional third-party image collections to the gettyimages.com website; pricing discipline, including selective price increases and reduced levels of discounting; and a $7.4 million positive impact of changes in foreign currency exchange rates on the translation of sales denominated in foreign currencies.

Geographically, sales increased year over year in many countries, particularly the United States of America (U.S.), France, Germany and the United Kingdom (U.K.). Sales increased year over year across multiple image collections, including previously-introduced and newly-introduced third-party imagery and nearly all rights-managed collections. Sales growth in these collections resulted from the same factors as overall sales growth.

GROSS PROFIT AND GROSS MARGIN

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Gross profit and margin	$93,002	71.4	$83,759	73.6	$9,243	11.0

Despite an increase in the company’s gross profit year over year, gross margin declined to 71.4% principally due to an increase in licenses of lower margin images, mainly third-party imagery.

AMORTIZATION

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Amortization	$934	0.7	$5,994	5.3	$(5,060)	(84.4)

Amortization decreased year over year mainly due to the cessation of catalog amortization, which was $4.6 million in the first quarter of 2002. Catalog production costs are expensed upon initial distribution of each catalog effective October 1, 2001, and all deferred catalog costs were fully amortized in 2002.

13	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 2

INCOME FROM OPERATIONS

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Income from operations	$23,929	18.4	$8,437	7.4	$15,492	183.6

Income from operations increased as a result of higher sales and the cessation of catalog amortization, offset in part by lower gross margin, all of which are discussed above.

INCOME TAXES

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2003	% of pre-tax income	2002	% of pre-tax income	$ change	% change

Income tax expense	$8,463	39.0	$1,771	39.8	$6,692	377.9

Income tax expense increased over the prior year due to higher income before taxes, offset in part by a decrease in the company’s effective tax rate from 39.8% to 39.0%. The decrease in the effective tax rate was primarily due to increased book income compared to permanent differences, principally non-deductible expenses, which did not increase.

As of March 31, 2003, we had net deferred tax assets of $49.3 million, net of a valuation allowance of $18.5 million. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for the company’s U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity

There has been no material change since December 31, 2002 in our sources of liquidity, the factors likely to impact these sources or the adequacy of these sources to meet our needs. Cash and short-term investments increased 14% during the first quarter of 2003 due to cash flows from operations and proceeds from the issuance of common stock, offset in part by capital expenditures and the acquisition of a business.

Capital Expenditures, Commitments and Guarantees

There have been no material changes in our capital expenditure plans and guarantees since December 31, 2002.

The following table illustrates payments and receipts associated with significant contractual obligations and rights, including future minimum payments under operating leases, receipts under non-cancelable subleases, and payments and receipts under minimum royalty guarantee agreements, all committed at March 31, 2003. The table assumes that the subordinated notes are repaid upon maturity and there are no borrowings under the senior credit facility, which may or may not reflect future events.

CONTRACTUAL OBLIGATIONS AND RIGHTS	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

(In thousands)

Subordinated notes – principal payments	$—	$—	$—	$—	$250,000	$—	$250,000
Subordinated notes – interest payments	12,500	12,500	12,500	12,500	6,250	—	56,250
Operating lease payments	19,944	19,048	18,759	18,566	17,850	115,298	209,465
Sublease receipts	(5,680)	(5,332)	(5,225)	(5,230)	(833)	—	(22,300)
Minimum royalty guarantee payments	5,409	6,068	5,267	2,905	325	—	19,974
Minimum royalty guarantee receipts	(1,500)	(2,188)	(2,250)	(562)	—	—	(6,500)

Net obligations	$30,673	$30,096	$29,051	$28,179	$273,592	$115,298	$506,889

14	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 2

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation, such as an obligation to return leased property to its original condition, be recognized in the period in which the obligation is incurred if a reasonable estimate of the fair value of the obligation can be made. We do not have any material asset retirement obligations.

Effective July 1, 2003, we will adopt Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” effective for all arrangements entered into on or after that date. Adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

FACTORS THAT MAY AFFECT THE BUSINESS

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST EXISTING OR POTENTIAL COMPETITORS

The visual content industry is highly competitive. We compete directly with a number of large and small visual content companies, news-wire services, and commissioned photographers to provide imagery to businesses. We believe that the principal competitive factors in the visual content industry are: name recognition; company reputation; the quality, timeliness, relevance and diversity of the creative and editorial images in a company’s collections; effective use of developing technology; customer service; pricing; accessibility of imagery; distribution capability and speed of fulfillment. Some of our existing and potential competitors may have or may develop resources superior to ours, or other such competitive advantages.

OUR QUARTERLY FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to the following:

•	demand for our existing and new content, products and services, and those of our competitors;
•	changes in our pricing policies and practices;
•	changes in the sales mix of our products and services, including the mix of licensed uses, company owned and licensed imagery, and the geographic distribution of such licenses;

•	our ability to attract customers to our websites and the frequency of repeat licensing by our customers;
•	shifts in the nature and amount of publicity about us, our competitors or the visual content industry;
•	the effect of fluctuations in foreign exchange rates on the results of our operations;
•	costs related to potential acquisitions and development of technology, services, or businesses; and
•	changes in U.S. and global capital markets and economies, or in applicable tax laws and regulations.

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

Goodwill and Identifiable Intangible Assets    Goodwill is the excess of the purchase price (including liabilities assumed and direct costs) over the fair value of tangible and identifiable intangible assets acquired in purchase business combinations. We test goodwill

15	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 2

for impairment annually on August 31 and between annual tests in certain circumstances. When assessing impairment, the company must estimate the implied fair value of its goodwill. This fair value is based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, future risk free rates of return, and the company’s future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the calculation of income from operations. The net balance of goodwill at March 31, 2003 was $607.0 million.

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from the company and sold, transferred, licensed, rented or exchanged. For the company, these assets consist mostly of customer lists, covenants not to compete and trademarks, tradenames and copyrights. Identifiable intangible assets are generally valued based on discounted estimated future cash flows, which are inherently uncertain and therefore require management’s most difficult judgments. Should future cash flows associated with these assets not meet management’s current expectations, it is reasonably possible that the company would be required to accelerate the amortization, or write off the impaired portion, of the unamortized balance of such assets. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (two to 10 years), which are determined in most cases based on contractual or other legal terms. The net balance of identifiable intangible assets at March 31, 2003 was $17.7 million.

Certain Long-Lived Assets      The useful lives of certain of the company’s long-lived assets, including capitalized image content, hardware and software costs (included within property and equipment in the Condensed Consolidated Balance Sheets), are based on the estimated period over which the assets are expected to provide benefit to the company. Should we determine at some point in the future that the useful lives of these assets are shorter than previously determined, the company would be required to accelerate the depreciation, or possibly write off the impaired portion, of the undepreciated balance of such assets.

The estimated useful lives of image content, ranging from generally four years for contemporary content to 40 years for archival content, are determined based on sales history. Historical sales may not be indicative of future sales, and therefore, these estimated lives are inherently uncertain and require management’s most difficult judgments. The balance of capitalized image content costs, net of accumulated depreciation, was $60.1 million at March 31, 2003.

The three-year estimated useful life of hardware and software is determined based on prior experience with related technology and the expected future utility of the assets to the company. As hardware and software providers’ future support of today’s technology and the future of technology in general are inherently uncertain, these estimated lives require management’s most difficult judgments. The balance of hardware and software, net of accumulated depreciation, was $40.5 million at March 31, 2003.

Deferred Income Taxes    Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2003, we had net deferred tax assets of $49.3 million, net of a valuation allowance of $18.5 million. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for the company’s U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021.

In the event that actual results differ from management’s current expectations, the valuation allowance could materially change, directly impacting our Condensed Consolidated Financial Statements. Management will reevaluate the valuation allowance at least annually, most likely early in the fourth quarter. This timing is appropriate, as it will coincide with completion of our tax filings for the prior year, updating of estimated results of operations for the current year, and preparation of the budget for the following year. If such evaluation indicates that we are able to utilize more of the deferred tax asset than the net balance, all or a portion of the valuation allowance will be credited to income tax expense or additional paid-in capital in the period that such a determination is made. If the evaluation indicates that we are unable to utilize all or a portion of the net deferred tax asset balance, a greater valuation allowance will be recorded and charged to income tax expense in the period of that determination.

16	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 2

SYSTEMS SECURITY RISKS AND CONCERNS MAY HARM OUR BUSINESS

A significant barrier to e-commerce and online communications is the secure transmission of confidential information and the transaction of commerce over public networks. Developments in computer capabilities, viruses, or other events could result in compromises or breaches of our systems or those of other websites and networks, jeopardizing our proprietary and confidential information, or causing potentially serious interruptions in our services, sales or operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Additionally, any well-publicized compromises of our security system or the Internet may generally reduce our customers’ desire to transact business over the Internet.

WE MAY EXPERIENCE SYSTEM FAILURES AND SERVICE INTERRUPTIONS

The digitization and Internet distribution of our visual content is a key component of our business and growth strategy. As a result, our revenues are dependent on the ability of our customers to access our website. In the past, we have experienced infrequent system interruptions that made our website unavailable or prevented us from efficiently taking or fulfilling orders. While we continue to make improvements in this area, we cannot guarantee that we can prevent future interruptions. Additionally, we have certain dependencies on third-party software and system providers for the processing and distribution of our imagery and related products. System failures or interruptions, whether as a result of our internally developed systems or those of the third party providers, may inconvenience our customers, result in negative publicity, reduce the volume of images we license online and deliver digitally, and damage the attractiveness of our online products and services to our customers.

We have focused significant resources and attention on the installation and development of enterprise systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interfaces, and other corporate administrative functions. We will need to continue upgrading these enterprise systems as well as our network infrastructure to accommodate increased traffic on our website, sales volume, and the processing of the resulting information. Without continued focus on the integration of and improvement to our enterprise systems and network infrastructure, we may face system interruptions, poor response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in and potential problems with our financial reporting. Additionally, because we cannot project the precise rate or timing of any increases in traffic or sales volume on our website, the integration, effectiveness, timing and cost of these upgrades are uncertain.

The computer and communications hardware necessary to operate our corporate functions are located in metropolitan areas worldwide. Any of these systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. We do not have full redundancy for all of our network and telecommunications facilities.

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

The Getty Group collectively owned approximately 20% of the outstanding shares of our common stock as of March 31, 2003, and comprises the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Executive Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer.

17	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 2

The Torrance Group collectively owned approximately 4% of the outstanding shares of our common stock as of March 31, 2003, and comprises the following persons and entities: PDI, L.L.C.; Mr. Mark Torrance; Ms. Wade Ballinger (the former wife of Mr. Torrance); and certain of their family members.

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

WE MAY NOT SUCCEED IN PROTECTING THE “GETTY IMAGES” BRAND

We have consolidated our company’s image collections and the associated product offerings, technology platforms and business practices under the Getty Images brand name. We believe that brand positioning is important to our future success. Securing the Getty Images trademark in relevant markets is an important part of our branding strategy, and barriers arising from third parties or trademark officials in various countries may hinder our effort to secure those trademarks.

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

Getty Investments owns approximately 18% of the outstanding shares of our common stock as of March 31, 2003. Mr. Mark H. Getty, our Executive Chairman serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan D. Klein, our Chief Executive Officer, and Mr. Andrew S. Garb, a member of our Board of Directors, serve on the Board of Directors of Getty Investments.

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

Existing or future laws and regulations that may impact our business include, but are not limited to, those that govern or restrict:

•	privacy issues and data processing, retention and transmission;
•	pricing and taxation of goods and services offered over the Internet;
•	website content, the quality of products and services offered over the Internet or the manner in which those products and services may be offered; and
•	sources of liability for companies involved in the Internet or e-commerce.

18	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As our level of cash and short-term investments increased during the quarter, our exposure to interest rate risk increased. Following are investment cash flows and weighted average interest rates by stated maturity dates.

	STATED MATURITY DATE						FAIR VALUE

	2003	2004	2005	2006	2007	TOTAL	MARCH 31, 2003	DECEMBER 31, 2002

(In thousands, except percentages)

ASSETS
Short-term investments
Fixed rate	$32,164	$9,536	$9,302	$3,500	$786	$55,288	$55,369	$40,707
Weighted average interest rate	4.95%	5.40%	3.48%	3.92%	5.51%	4.72%	—	—

Foreign Currency Exchange Rate Risk

FOREIGN CURRENCY TRANSLATION

For reporting purposes, revenues and expenses are translated into U.S. dollars at the prior month’s average daily exchange rate as provided by Bloomberg LLC. If revenues had been translated into U.S. dollars at the weighted average monthly exchange rates used for translation in the corresponding period of the prior year, sales for the first quarter of 2003 would have been $122.9 million rather than $130.3 million.

FOREIGN CURRENCY REVALUATION

Foreign exchange gains of $0.9 million and losses of $0.2 million for the three months ended March 31, 2003 and 2002, respectively, arose from the revaluation of foreign-currency denominated balances, other than long-term intercompany balances. Foreign-currency denominated balances, other than long-term intercompany balances, in excess of $3.0 million individually are summarized below by the functional currency of the operation or subsidiary where the balances are recorded. Changes in balances since December 31, 2002 are principally due to sales, cash settlements, and foreign currency revaluation. All March 31 balances are expected to settle within 12 months in the currencies listed.

	MARCH 31, 2003	DECEMBER 31, 2002

(In thousands)

British Pound
Receivables
U.S. Dollar	$19,712	$14,697
Australian Dollar	5,821	4,713
Payables
Euro	$(802)	$5,904

Euro
Receivables
British Pound	$5,994	$7,165

U.S. Dollar
Receivables
British Pound	$15,966	$700
Euro	14,043	12,942
Payables
Canadian Dollar	$(3,348)	$(2,005)

Foreign exchange losses of $0.6 million and $3.6 million for the three months ended March 31, 2003 and 2002, respectively, arose from the revaluation of long-term intercompany balances. Foreign-currency denominated long-term intercompany balances in excess of $3.0 million individually, are summarized below by the functional currency of the operation or subsidiary where the balances are recorded. Changes in balances since December 31, 2002 represent the netting of offsetting balances and foreign currency revaluation.

19	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART I	ITEM 3

	MARCH 31, 2003	DECEMBER 31, 2002

(In thousands)

British Pound
Receivables
Euro	$9,763	$2,858
Payables
U.S. Dollar	$(164,844)	$(230,944)

Canadian Dollar
Payables
U.S. Dollar	$(11,091)	$(11,091)
British Pound	—	(3,639)

Euro
Receivables
U.S. Dollar	$4,131	$(2,630)
British Pound	3,004	2,917

U.S. Dollar
Receivables
Euro	$23,096	$22,225
Payables
British Pound	$—	$(68,827)
Canadian Dollar	(5,190)	(8,873)

There have been no other material changes in our exposure to market risk or associated risk mitigation policies and procedures since December 31, 2002.

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

20	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART II	ITEM 1

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringement of the intellectual property rights of third parties, such as the failure to secure model and property releases. Claims may also include those brought by photographers and cinematographers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the estimated costs of defending, adjudicating or settling claims for which we believe a loss is probable. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, are expected to have a material adverse effect on our Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Reference is made to the Index of Exhibits beginning on page 24 for a list of all exhibits filed as part of this report.

(B) REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

21	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

May 9, 2003

22	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	CERTIFICATIONS

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

By:	/s/ JONATHAN D. KLEIN
Jonathan D. Klein Co-Founder and Chief Executive Officer

May 9, 2003

23	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	CERTIFICATIONS

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

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

May 9, 2003

24	GETTY IMAGES, INC.	Q1 2003	FORM 10-Q	PART II	ITEM 6

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

99.1	*	Certification by Jonathan D. Klein, CEO

99.2	*	Certification by Elizabeth J. Huebner, CFO

*	Filed herewith.