Form 10-Q
period 2003-06-30
GETTY IMAGES INC
filed 2003-08-08
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 31, 2003 there were 56,056,182 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q2 2003	FORM 10-Q

1	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002

(In thousands, except per share amounts)

Sales	$127,722	$113,298	$258,038	$227,150
Cost of sales	36,323	29,992	73,638	60,085

Gross profit	91,399	83,306	184,400	167,065

Selling, general and administrative expenses	51,792	52,181	105,156	105,353
Depreciation	14,803	15,720	29,736	31,064
Amortization	940	4,625	1,875	10,619
Other operating expenses (income)	85	—	(75)	812

Operating expenses	67,620	72,526	136,692	147,848

Income from operations	23,779	10,780	47,708	19,217
Interest expense	(3,894)	(4,112)	(7,652)	(8,155)
Interest income	819	320	1,421	563
Exchange gains, net	809	434	1,724	266
Other (expenses) income, net	(3)	13	2	(5)

Income before income taxes	21,510	7,435	43,203	11,886
Income tax expense	(8,344)	(2,962)	(16,807)	(4,733)

Net income	$13,166	$4,473	$26,396	$7,153

Earnings per share
Basic	$0.24	$0.08	$0.49	$0.14
Diluted	0.23	0.08	0.46	0.13

Shares used in computing earnings per share
Basic	54,854	52,969	54,424	52,538
Diluted	58,198	56,932	57,542	55,787

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	JUNE 30, 2003	DECEMBER 31, 2002

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$372,035	$76,105
Short-term investments	82,649	40,698
Accounts receivable, net	74,476	73,006
Inventories	1,076	1,615
Prepaid expenses	9,927	6,925
Deferred income taxes, net	11,150	11,147
Other current assets	3,843	3,493

Total current assets	555,156	212,989
Property and equipment, net	127,781	140,666
Goodwill	608,228	603,011
Identifiable intangible assets, net	16,850	18,606
Deferred income taxes, net	32,962	44,911
Other long-term assets	12,161	4,872

Total assets	$1,353,138	$1,025,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$58,687	$56,207
Accrued expenses	40,319	46,770
Income taxes payable	5,307	8,101
Current portion of long-term debt	245,367	—

Total current liabilities	349,680	111,078
Long-term debt	265,000	244,739
Other long-term liabilities	2,678	1,285

Total liabilities	617,358	357,102

Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock	556	539
Additional paid-in capital	1,042,287	1,007,015
Deferred compensation	(693)	(906)
Accumulated deficit	(312,874)	(339,270)
Accumulated other comprehensive income	6,504	575

Total stockholders’ equity	735,780	667,953

Total liabilities and stockholders’ equity	$1,353,138	$1,025,055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	No. of Shares of Exchangeable Preferred Stock Without Par Value	Common Stock	Additional Paid- In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

(In thousands)

Balance at December 31, 2002	53,887	35	$539	$1,007,015	$(906)	$(339,270)	$575	$667,953
Comprehensive income
Net income	—	—	—	—	—	26,396	—	26,396
Translation adjustments	—	—	—	—	—	—	5,952	5,952
Unrealized loss on short-term investments, net	—	—	—	—	—	—	(11)	(11)
Deferred taxes on net unrealized loss	—	—	—	—	—	—	(12)	(12)

Total comprehensive income	—	—	—	—	—	—	—	32,325

Amortization of deferred compensation	—	—	—	—	213	—	—	213
Exchange of shares	29	(29)	—	—	—	—	—	—
Stock options exercised	1,717	—	17	35,272	—	—	—	35,289

Balance at June 30, 2003	55,633	6	$556	$1,042,287	$(693)	$(312,874)	$6,504	$735,780

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

SIX MONTHS ENDED JUNE 30,	2003	2002

(In thousands)

Cash flows from operating activities
Net income	$26,396	$7,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,736	31,064
Amortization	1,875	10,619
Deferred income taxes	12,297	2,240
Bad debt expense	2,194	4,384
Amortization of debt issuance costs	760	986
Other items	252	(201)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(1,021)	(6,900)
Accounts payable	(269)	(1,769)
Accrued expenses	(7,854)	(5,106)
Income taxes	(2,526)	(2,728)
Other	(601)	456

Net cash provided by operating activities	61,239	40,198

Cash flows from investing activities
Acquisition of available-for-sale investments	(62,188)	—
Proceeds from the maturity of held-to-maturity investments	19,985	445
Acquisition of property and equipment	(14,986)	(19,136)
Acquisition of businesses, net of cash acquired	(3,565)	—
Proceeds from disposition of assets	300	—
Acquisition of identifiable intangible assets	(44)	—
Acquisition of available-for-sale investments	—	(7,638)

Net cash used in investing activities	(60,498)	(26,329)

Cash flows from financing activities
Proceeds from issuance of long-term debt	265,000	—
Proceeds from issuance of common stock	35,289	18,123
Debt issuance costs	(7,287)	(138)
Repayment of debt	—	(4)

Net cash provided by financing activities	293,002	17,981

Effects of exchange rate differences	2,187	1,699

Net increase in cash and cash equivalents	295,930	33,549
Cash and cash equivalents, beginning of period	76,105	46,173

Cash and cash equivalents, end of period	$372,035	$79,722

Non-cash investing and financing activities
Subordinated notes converted to common stock	$—	$12,925

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 1

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

Foreign Currency Translation and Revaluation of Long-Term Intercompany Balances

Foreign exchange gains of $11.7 million and $16.0 million for the three months ended June 30, 2003 and 2002, respectively, and gains of $11.1 million and $12.5 million for the six months ended June 30, 2003 and 2002, respectively, arose from the revaluation of foreign currency denominated intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future. These unrealized foreign exchange gains are reported and accumulated in other comprehensive income in the Condensed Consolidated Balance Sheets in the same manner as translation adjustments. Total accumulated translation adjustments, including amounts arising from the revaluation of long-term intercompany balances, were deferred gains of $6.5 million and $0.5 million at June 30, 2003 and December 31, 2002, respectively.

Foreign Exchange Gains and Losses and Derivatives

We utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. Our forward exchange contracts are generally denominated in British pounds and Euros and typically range from one to three months in original maturity. Gains and losses on all foreign currency denominated derivative instruments are included in exchange gains and losses in the Condensed Consolidated Statements of Operations in the period in which the exchange rates change. Gains and losses recognized on derivative instruments were insignificant in all periods presented. At June 30, 2003, we held forward contracts to sell less than $3.0 million each worth of British pounds and Euros. There were no derivative instruments outstanding at December 31, 2002.

6	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 1

Earnings Per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options and restricted stock awards.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002

(In thousands, except per share amounts)

Basic Earnings Per Share
Income available to common stockholders (numerator)	$13,166	$4,473	$26,396	$7,153
Weighted average common shares outstanding (denominator)	54,854	52,969	54,424	52,538
Basic earnings per share	$0.24	$0.08	$0.49	$0.14

Diluted Earnings Per Share
Income available to common stockholders (numerator)	$13,166	$4,473	$26,396	$7,153

Weighted average common shares outstanding	54,854	52,969	54,424	52,538
Effect of dilutive securities
Stock options	3,334	3,963	3,112	3,249
Restricted stock	10	—	6	—

Total weighted average common shares and dilutive securities (denominator)	58,198	56,932	57,542	55,787

Diluted earnings per share	$0.23	$0.08	$0.46	$0.13

Approximately 0.7 million, 1.3 million, 1.2 million and 1.8 million other common shares potentially issuable from stock options for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002, respectively, are excluded from the computation of diluted earnings per share because they are anti-dilutive. Also excluded in all periods because they are anti-dilutive are 4.1 million common shares that were potentially issuable from our 5.0% convertible subordinated notes. The 5.0% convertible subordinated notes were redeemed on July 10, 2003 (see Note 8).

The diluted earnings per share calculation also excludes common shares potentially issuable upon conversion of our 0.5% convertible subordinated debentures (see Note 3). These shares are excluded because none of the conversion contingencies were satisfied during the reporting period, nor would they have been satisfied if the end of the reporting period were the end of the contingency period. The debentures may be converted to common stock only if one or more of the following conditions are met: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by Standard and Poor’s (S&P) is below B- or by Moody’s Investor Services (Moody’s) is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

If one or more of the conversion contingencies are satisfied in a future period, additional shares will be included in the calculation of earnings per share for that period. If the holders of the debentures exercise their conversion rights, additional shares will be included in the calculation of both basic and diluted earnings per share. If the holders do not exercise their conversion rights, additional shares will be included only in the calculation of diluted earnings per share. The number of shares included in these calculations will depend on the conversion rate in effect at the time one or more of the contingencies are satisfied. The minimum conversion rate is 16.3720, which would result in an additional 4.3 million shares included the calculations, while the maximum conversion rate is 26.2054, which would result in an additional 6.9 million shares included in the calculations. The minimum conversion rate applies when our stock price is $61.08 per share or below, and the maximum conversion rate would apply only if our stock price were to rise to $153 per share.

7	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 1

Short-Term Investments

	JUNE 30, 2003	DECEMBER 31, 2002

(In thousands)

Available-for-sale debt securities	$72,560	$20,118
Held-to-maturity corporate bonds	6,191	16,682
Held-to-maturity certificates of deposit	3,898	3,898

Total short-term investments	$82,649	$40,698

Available-for-sale securities are carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income, while held-to-maturity securities are carried at amortized cost. All held-to-maturity securities mature in 2003, while available-for-sale securities mature between 2003 and 2007. Available-for-sale securities with contractual maturities beyond one year are classified as short-term in the Condensed Consolidated Balance Sheets because they represent the investment of cash that is available for current operations. Unamortized bond premium at June 30, 2003 and December 31, 2002 was nominal.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts of $11.2 million and $12.6 million at June 30, 2003 and December 31, 2002, respectively. The provisions recorded during the three and six months ended June 30, 2003 were $0.9 million and $2.2 million, respectively. This is compared to provisions recorded during the three and six months ended June 30, 2002 of $3.0 million and $4.4 million, respectively. Approximately 10% of our recorded investment in trade receivables, net of allowances for doubtful accounts, was past due 90 days or more at June 30, 2003 as compared to 14% at December 31, 2002.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation of approximately $267.3 million and $237.1 million at June 30, 2003 and December 31, 2002, respectively.

Goodwill

Goodwill is the excess of the purchase price (including liabilities assumed and direct costs) over the fair value of tangible and identifiable intangible assets acquired in purchase business combinations. As of January 1, 2002, goodwill is no longer amortized but is reviewed for impairment annually on August 31 and between annual periods in certain circumstances.

Goodwill changed during the period as follows:

(In thousands)

Goodwill at December 31, 2002	$603,011
Acquisitions of businesses (see Note 7)	5,120
Effect of translation adjustments	97

Goodwill at June 30, 2003	$608,228

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

	JUNE 30, 2003		DECEMBER 31, 2002

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

(In thousands)

Customer lists	$14,935	$6,704	$14,935	$5,568
Trademarks, tradenames and copyrights	11,420	4,243	11,294	3,637
Other identifiable intangible assets	2,031	589	2,177	595

Totals	$28,386	$11,536	$28,406	$9,800

8	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 1

Amortization of identifiable intangible assets was $0.9 million, $1.3 million, $1.9 million and $2.7 million for the three months ended June 30, 2003 and 2002, and the six months ended June 30, 2003 and 2002, respectively. Expected amortization of identifiable intangible assets for the next five years is as follows:

FISCAL YEAR

(In thousands)

2003	$3,755
2004	3,728
2005	3,624
2006	3,306
2007	1,683

We are required to reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented. Any future revisions would be applied prospectively.

Stock-Based Compensation

We apply the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation. We do not recognize compensation expense when granting employee stock options, as we do not grant options below the market price of our common stock on the date of the grant. The only compensation expense we recognize in relation to stock options is upon infrequent modification of the terms of outstanding options. There were no stock option modifications that resulted in compensation expense during the periods presented. We recognize deferred compensation and periodic compensation expense for restricted stock awards. Deferred compensation is calculated as the market price of our common stock on the date of the award less the exercise price, if any, times the number of shares awarded, and is amortized to compensation expense on a straight-line basis over the vesting term.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended, requires the disclosure of pro forma information as if we had adopted the fair-value method of accounting for stock-based compensation. Under this method, compensation cost is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on our net income and earnings per share of applying the fair-value method of accounting would have been as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002

(In thousands, except per share amounts)

Net income
As reported	$13,166	$4,473	$26,396	$7,153
Add: APB No. 25 stock-based compensation, net of income taxes	130	—	130	—
Deduct: SFAS No. 123 stock-based compensation, net of income taxes	(1,533)	(3,250)	(3,068)	(6,570)

Pro forma	$11,763	$1,223	$23,458	$583

Basic earnings per share
As reported	$0.24	$0.08	$0.49	$0.14
Pro forma	0.21	0.02	0.43	0.01

Diluted earnings per share
As reported	$0.23	$0.08	$0.46	$0.13
Pro forma	0.20	0.02	0.41	0.01

9	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 1

A Black-Scholes multiple option valuation model was utilized in calculating the pro forma figures, with forfeitures recognized as they occur and the following assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002

Expected future share price volatility	68%	74%	70%	74%
Risk free rate of return	3.70%	5.04%	3.90%	5.11%
Expected life of option (from vest date)	1 1/2 years	1 1/2 years	1 1/2 years	1 1/2 years
Expected rate of dividends	None	None	None	None

Catalogs

As part of our marketing efforts, we produce and distribute catalogs containing images offered through our rights-managed, royalty-free and editorial collections. The costs of producing these catalogs through September 30, 2001, were deferred and amortized over the period during which revenue was generated by the catalog images.

In the fourth quarter of 2001, we began the implementation of new financial information systems. These new systems are not capable of directly associating image revenue with specific catalogs. Accordingly, as required by the American Institute of Certified Public Accountants Statement of Position No. 93-7 “Reporting on Advertising Costs,” catalog production costs are expensed upon initial distribution of each catalog effective October 1, 2001. Deferred catalog costs were fully amortized by September 30, 2002.

Direct catalog production costs and amortization of any such costs that were deferred, and their impact on our Condensed Consolidated Statements of Income are as follows:

THREE MONTHS ENDED JUNE 30,	Selling, general and administrative expenses	Amortization

(In thousands)

2003
Direct catalog production expense	$—	$—

2002
Direct catalog production expense	$1,786	$—
Amortization of deferred catalog costs	—	3,286

	$1,786	$3,286

SIX MONTHS ENDED JUNE 30,

(In thousands)

2003
Direct catalog production expense	$1,747	$—

2002
Direct catalog production expense	$3,212	$—
Amortization of deferred catalog costs	—	7,875

	$3,212	$7,875

No catalogs were distributed during the three months ended June 30, 2003. The direct costs associated with catalogs produced during the quarter will be expensed when the catalogs are distributed.

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

10	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 1

Effective July 1, 2003, we will adopt SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Adoption of this statement is not expected to have a material impact on our consolidated financial statements.

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

NOTE 2. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances comprising 5% or more of total current liabilities at either date shown separately:

	JUNE 30, 2003	DECEMBER 31, 2002

(In thousands)

Accrued bonuses	$3,669	$7,722
Other	36,650	39,048

Accrued expenses	$40,319	$46,770

NOTE 3. LONG-TERM DEBT

Convertible Subordinated Debentures

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures in a private placement. The debentures are convertible into shares of our common stock based on an initial conversion price of $61.08, subject to adjustment, and mature in 2023. We expect to incur underwriters’ commissions and other debt issuance costs of approximately $8.0 million, which will be deferred and amortized to interest expense through the date that holders may first require us to redeem the debentures, June 9, 2008, using the straight-line method of amortization.

Key terms and conditions of the 0.5% convertible subordinated debentures are:

•	The base conversion price of $61.08 per share results in 16.372 shares of common stock issued per $1,000 principal amount debenture (the conversion rate). Prior to June 9, 2008, this conversion rate may be adjusted higher if the stock price is greater than the initial conversion price of $61.08, but the conversion rate in no circumstances will exceed 26.2054, which represents a conversion price of $38.16 per share.
•	The debentures may be converted only under one of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by S&P is below B- or by Moody’s is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.
•	We may redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest at any time on or after June 9, 2008.
•	Holders may require us to redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest on June 9, 2008, 2013 and 2018.
•	We will pay additional interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture (120% of the principal amount).

The conversion contingencies relating to the credit rating assigned to the debentures and the trading price of the debentures compared to the product of the closing price of our stock and the conversion rate in effect at such time, as well as the contingent interest feature, represent embedded derivatives. A valuation of these derivatives was performed upon issuance of the debentures and at June 30, 2003 and will be performed quarterly. The value of the derivatives is insignificant.

11	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 1

Convertible Subordinated Notes

Proceeds from the issuance of the convertible subordinated debentures will be used to redeem our $250.0 million 5.0% convertible subordinated notes due 2007. We will pay a $7.1 million premium to redeem these notes and will write off $4.6 million in remaining unamortized debt issuance costs. We plan to expense both of these amounts upon redemption of the notes in the third quarter of 2003. See also Note 8.

Senior Credit Facility

On July 19, 2002, we entered into a credit agreement for a senior revolving credit facility with Bank of America, N.A. and certain other lenders from time to time party to the credit agreement. Pursuant to the terms of the senior credit facility, the financial institutions agreed to make available to us and certain of our subsidiaries a senior revolving credit facility of up to $85.0 million (including a $15.0 million sublimit for the issuances of letters of credit) which we may request to increase, on a one time basis, on or before June 30, 2004, by up to $40.0 million; provided, however that each financial institution’s obligation to increase the amount of its lending commitment is at its sole discretion.

The senior credit facility is available for our general corporate purposes including, but without limitation, acquisitions and working capital requirements. At June 30, 2003, we had $3.9 million of senior indebtedness outstanding in the form of letters of credit.

Advances under the senior credit facility bear an annual interest rate equal to either:

1)	LIBOR (as defined in the credit agreement) plus a spread ranging from 0.875% to 1.625% depending on our leverage ratio, or

2)	The higher of:

a)	The Federal Funds Rate plus 0.500%, or

b)	The rate of interest in effect on the date of the advance as publicly announced by Bank of America, N.A. as its “prime rate” plus a spread ranging from zero to 0.250% depending on our leverage ratio.

We are also subject to a commitment fee for any unutilized portion of the facility ranging between 0.250% and 0.400% annually, depending on our leverage ratio. Notwithstanding the foregoing, if an event of default occurs under the senior credit facility the applicable annual interest rate will be increased by an additional 2% and shall remain at such level for as long as an event of default continues.

During the second quarter of 2003, the senior revolving credit facility agreement was amended to permit the redemption of our 5.0% convertible subordinated notes and to allow additional repayment of any subordinated debt up to $100 million provided that we maintain cash and cash equivalents and short term investments balances of no less than $50 million in excess of amounts outstanding under the senior credit facility during the three month period commencing on the date of such repayment. The agreement was also amended to release $3.9 million in short-term investments as collateral for letters of credit aggregating this same amount.

Management believes that we are in compliance with the financial covenants of the senior credit facility agreement.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Commitments

Following are future minimum payments under operating leases, receipts under non-cancelable subleases, and payments and receipts under minimum royalty guarantee agreements, committed at June 30, 2003:

COMMITMENTS	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

(In thousands)

Operating lease payments	$20,288	$19,599	$19,071	$18,862	$18,012	$116,234	$212,066
Sublease receipts	(5,845)	(5,450)	(5,225)	(5,230)	(833)	—	(22,583)
Minimum royalty guarantee payments	5,351	6,168	5,500	2,980	325	—	20,324
Minimum royalty guarantee receipts	(1,167)	(2,146)	(2,250)	(937)	—	—	(6,500)

Net commitments	$18,627	$18,171	$17,096	$15,675	$17,504	$116,234	$203,307

12	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 1

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We are able to offer this protection by contractually requiring our contributing photographers and third party image providers to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in the event a claim arises in relation to an image they have provided. The third party image providers are also required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess range of possible payments and available recourse from our image providers. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at June 30, 2003 and December 31, 2002.

NOTE 5. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

As a provider of visual content, we operate in one business segment. Due to the nature of our operations, sales are made to a diverse client base and there is no reliance on a single customer or group of customers. Sales are reported in the geographic area where they originate. The U.S. dollar value of sales reported below reflects both the sales performance of each country and the impact of the change in the currency in which each sales transaction is denominated relative to the U.S. dollar. Sales to customers by geographic area, with countries experiencing 5% or more of sales in a reportable period shown separately, are summarized below:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002

(In thousands)

United States	$59,707	$57,092	$121,129	$116,327
United Kingdom	16,459	14,891	33,619	30,616
Germany	8,596	8,037	17,934	16,434
France	6,966	5,194	14,610	10,523
Rest of world	35,994	28,084	70,746	53,250

Total sales	$127,722	$113,298	$258,038	$227,150

NOTE 6. INCOME TAXES AND NET DEFERRED TAX ASSETS

The effective tax rates used to calculate income tax expense for the first half of 2003 and 2002 were 38.9% and 39.8%, respectively. The decrease in the effective tax rate was primarily due to increased book income compared to permanent differences, principally non-deductible expenses, which did not increase. At June 30, 2003, we had $44.1 million in net deferred tax assets, net of a valuation allowance of $24.8 million. This is compared to $56.1 million in net deferred tax assets, net of a valuation allowance of $17.5 million at December 31, 2002.

Management will reevaluate the valuation allowance at least annually, early in the fourth quarter of each year. If such evaluation indicates that we are able to utilize more of the deferred tax asset than the net balance, all or a portion of the valuation allowance will be credited to income tax expense or additional paid-in capital in the period that such a determination is made. If the evaluation indicates that we are unable to utilize all or a portion of the net deferred tax asset balance, a greater valuation allowance will be recorded and charged to income tax expense in the period of that determination.

NOTE 7. ACQUISITIONS

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

During the second quarter of 2003, we acquired Mission Studios Limited, a United Kingdom-based entertainment photography agency. The purchase price was insignificant and was preliminarily allocated to goodwill.

These acquisitions were not significant to the company as a whole for any period presented.

13	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 2

NOTE 8. SUBSEQUENT EVENTS

On July 10, 2003, the net proceeds from the issuance of the 0.5% convertible subordinated debentures and other funds were used to redeem our 5.0% convertible subordinated notes for $261.1 million in cash, including $250.0 million of principal, $7.1 million of call premium and $4.0 million of accrued interest. In addition, we wrote off $4.6 million of unamortized debt issuance costs associated with these notes.

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

Revenue

We generate our revenue from licensing rights to use imagery and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving licensing rights to use single still (non-moving) images, film clips or pre-packaged CD-ROM products containing multiple images. We also generate revenue from subscription or bulk purchase agreements under which customers are provided access to imagery online.

STILL IMAGERY

The majority of the still imagery that we license can be broken down into three portfolios: rights-managed, royalty-free, and editorial. Rights-managed images are licensed by customers on a use-by-use basis and generally have higher license fees based on the intended use of the image, including type of media, geographical distribution, image size, license duration, circulation and level of rights protection. Approximately 52% of our sales for the second quarter of 2003 were for rights-managed imagery, with an average net license fee for a single rights-managed image of approximately $565, and an average gross margin for all rights-managed images licensed of approximately 66%. For the first half of 2003, approximately 54% of our sales were for rights-managed imagery, with an average net license fee for a single rights-managed image of approximately $555, and an average gross margin for all rights-managed images licensed of approximately 66%.

14	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 2

Royalty-free images are licensed by customers on a nonexclusive basis and can be used for multiple projects over an unlimited time period. License fees for pre-packaged royalty-free CD-ROM products are generally the same for each licensee, while license fees for single royalty-free images differ depending on the file size of the selected image. Approximately 31% of our sales for the second quarter of 2003 were for royalty-free imagery, with an average net license fee for a single royalty-free image of approximately $140, and an average gross margin for all royalty-free images licensed of approximately 78%. For the first half of 2003, approximately 30% of our sales were for royalty-free imagery, with an average net license fee for a single royalty-free image of approximately $135, and an average gross margin for all royalty-free images licensed of approximately 78%.

Editorial imagery, consisting of news, sport and entertainment imagery, is generally not for resale, trade, packaging, promotion or advertising and is licensed on a single image or subscription basis. Approximately 8% of our sales for both the second quarter and first half of 2003 were for editorial imagery. Because many of these images are licensed on a subscription basis, average license fee is not meaningful. Average gross margin for all editorial images licensed in the second quarter and first half of 2003 were approximately 80% and 84%, respectively.

MOVING IMAGERY

We also license moving imagery, or film, which may be rights-managed or royalty-free, with license fees based on the intended use of the imagery, including market, geographic area and duration of use. Approximately 6% of our sales for the second quarter of 2003 were for film, with an average net price for a rights-managed film clip of approximately $600, and an average gross margin for all film licensed of approximately 72%. For the first half of 2003, approximately 6% of our sales were for film, with an average net price for a rights-managed film clip of approximately $590, and an average gross margin for all film licensed of approximately 73%.

Cost of Sales

Our cost of sales primarily consists of commission payments to contributors, comprised of photographers, cinematographers and third-party image providers. These contributors are under contract with the company and typically receive payments of up to 40% of the sales value, depending on the portfolio (as discussed above), and where the imagery is licensed (licenses outside a contributor’s home territory typically result in lower commissions). We own a significant number of the images in our collections, and these images do not require commission payments.

Aside from direct licensing to customers, we license imagery through distributors worldwide. Licenses through distributors comprised approximately 8% of our sales for both the second quarter and first half of 2003. Distributors typically earn and retain 35% to 40% of the license fee, and we recognize the remaining 60% to 65% as revenue. Commissions paid to contributors on distributor sales are generally 50% of our share of the license fee (generally 30% to 32.5% of the total license fee). This results in an average gross margin of approximately 50% on distributor sales.

Critical Accounting Policies and Estimates and Assumptions

There have been no material changes in our critical accounting policies and estimates and assumptions since December 31, 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Following is management’s discussion of material changes in our results of operations with respect to the most recent interim periods and the corresponding interim periods in the prior year. Income from operations and operating margin should not be considered alternatives to net income as indicators of our operating performance, but should be considered supplemental indicators. All figures in tables are shown in thousands, except percentages.

SALES

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Sales	$127,722	100.0	$113,298	100.0	$14,424	12.7

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Sales	$258,038	100.0	$227,150	100.0	$30,888	13.6

15	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 2

Sales increased year over year due mainly to: the introduction of additional third-party image collections to the gettyimages.com website; pricing, including selective price increases, reduced levels of discounting and a shift in the mix of licensed uses towards higher priced uses; and the positive impact of changes in foreign currency exchange rates on the translation of sales originated in foreign countries ($7.8 million and $15.2 million for the three and six months ended June 30, 2003, respectively). Partially offsetting these increases were declines in the volume of images licensed in certain Getty Images collections.

Geographically, sales increased year over year in multiple countries, particularly the United States of America (U.S.). Sales increased year over year across multiple image collections, including previously introduced and newly introduced third-party image collections and nearly all Getty Images rights-managed collections. Sales growth in these collections resulted from the same factors as overall sales growth.

GROSS PROFIT AND GROSS MARGIN

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Gross profit and margin	$91,399	71.6	$83,306	73.5	$8,093	9.7

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Gross profit and margin	$184,400	71.5	$167,065	73.5	$17,335	10.4

Despite an increase in our gross profit year over year, gross margin declined principally due to an increase in licenses of lower margin images, mainly third-party imagery.

AMORTIZATION

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Amortization	$940	0.7	$4,625	4.1	$(3,685)	(79.7)

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Amortization	$1,875	0.7	$10,619	4.7	$(8,744)	(82.3)

Amortization decreased year over year mainly due to the cessation of catalog amortization, which was $3.3 million and $7.9 million for the three and six months ended June 30, 2002, respectively. Catalog production costs are expensed upon initial distribution of each catalog effective October 1, 2001, and all deferred catalog costs were fully amortized by September 30, 2002.

INCOME FROM OPERATIONS AND OPERATING MARGIN

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Income from operations and operating margin	$23,779	18.6	$10,780	9.5	$12,999	120.6

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Income from operations and operating margin	$47,708	18.5	$19,217	8.5	$28,491	148.3

16	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 2

Income from operations and operating margin increased as a result of higher sales and the cessation of catalog amortization, offset in part by lower gross margin, all of which are discussed above.

INCOME TAXES

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2003	% of pre-tax income	2002	% of pre-tax income	$ change	% change

Income tax expense	$8,344	38.8	$2,962	39.8	$5,382	181.7

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2003	% of pre-tax income	2002	% of pre-tax income	$ change	% change

Income tax expense	$16,807	38.9	$4,733	39.8	$12,074	255.1

Income tax expense increased over the prior year due to higher income before taxes, offset in part by a decrease in our effective tax rate. The decrease in the effective tax rate was primarily due to increased book income compared to permanent differences, principally non-deductible expenses, which did not increase.

As of June 30, 2003, we had net deferred tax assets of $44.1 million, net of a valuation allowance of $24.8 million. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for the company’s U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021.

Management will reevaluate the valuation allowance at least annually, early in the fourth quarter of each year. If such evaluation indicates that we are able to utilize more of the deferred tax asset than the net balance, all or a portion of the valuation allowance will be credited to income tax expense or additional paid-in capital in the period that such a determination is made. If the evaluation indicates that we are unable to utilize all or a portion of the net deferred tax asset balance, a greater valuation allowance will be recorded and charged to income tax expense in the period of that determination.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity

There have been no material changes since December 31, 2002, in our sources of liquidity, the factors likely to impact these sources or the adequacy of these sources to meet our needs other than those discussed herein.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments increased 289% during the first half of 2003 due to proceeds from the issuance of debt, cash flows from operations and proceeds from the issuance of common stock resulting from stock option exercises, offset in part by capital expenditures and acquisitions of businesses. Cash and cash equivalents will decrease significantly in the third quarter of 2003 when we pay $261.1 million to redeem our 5.0% convertible subordinated notes, including principal, call premium and accrued interest.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures in a private placement. The debentures are convertible into shares of our common stock based on an initial conversion price of $61.08, subject to adjustment, and mature in 2023. We expect to incur underwriters’ commissions and other debt issuance costs of approximately $8.0 million, which will be deferred and amortized to interest expense through the date that holders may first require us to redeem the debentures, June 9, 2008, using the straight-line method of amortization.

17	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART I	ITEM 2

Key terms and conditions of the 0.5% convertible subordinated debentures are:

•	The base conversion price of $61.08 per share results in 16.372 shares of common stock issued per $1,000 principal amount debenture (the conversion rate). Prior to June 9, 2008, this conversion rate may be adjusted higher if the stock price is greater than the initial conversion price of $61.08, but the conversion rate in no circumstances will exceed 26.2054, which represents a conversion price of $38.16 per share.
•	The debentures may be converted only under one of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by Standard and Poor’s is below B- or by Moody’s Investor Services is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.
•	We may redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest at any time on or after June 9, 2008.
•	Holders may require us to redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest on June 9, 2008, 2013 and 2018.
•	We will pay additional interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture (120% of the principal amount).

The conversion contingencies relating to the credit rating assigned to the debentures and the trading price of the debentures compared to the product of the closing price of our stock and the conversion rate in effect at such time, as well as the contingent interest feature, represent embedded derivatives. A valuation of these derivatives was performed upon issuance of the debentures and at June 30, 2003 and will be performed quarterly. The value of the derivatives is insignificant.

CONVERTIBLE SUBORDINATED NOTES

Proceeds from the issuance of the convertible subordinated debentures will be used to redeem our $250.0 million 5.0% convertible subordinated notes due 2007. We will pay a $7.1 million premium to redeem these notes and will write off $4.6 million in remaining unamortized debt issuance costs. We plan to expense both of these amounts upon redemption of the notes in the third quarter of 2003. See also subsequent events below.

SENIOR CREDIT FACILITY

On July 19, 2002, we entered into a credit agreement for a senior revolving credit facility with Bank of America, N.A. and certain other lenders from time to time party to the credit agreement. Pursuant to the terms of the senior credit facility, the financial institutions agreed to make available to us and certain of our subsidiaries a senior revolving credit facility of up to $85.0 million (including a $15.0 million sublimit for the issuances of letters of credit) which we may request to increase, on a one time basis, on or before June 30, 2004, by up to $40.0 million; provided, however that each financial institution’s obligation to increase the amount of its lending commitment is at its sole discretion.

The senior credit facility is available for our general corporate purposes including, but without limitation, acquisitions and working capital requirements. At June 30, 2003, we had $3.9 million of senior indebtedness outstanding in the form of letters of credit.

Advances under the senior credit facility bear an annual interest rate equal to either:

1)	LIBOR (as defined in the credit agreement) plus a spread ranging from 0.875% to 1.625% depending on our leverage ratio, or

2)	The higher of:

a)	The Federal Funds Rate plus 0.500%, or

b)	The rate of interest in effect on the date of the advance as publicly announced by Bank of America, N.A. as its “prime rate” plus a spread ranging from zero to 0.250% depending on our leverage ratio.

18	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 2

We are also subject to a commitment fee for any unutilized portion of the facility ranging between 0.250% and 0.400% annually, depending on our leverage ratio. Notwithstanding the foregoing, if an event of default occurs under the senior credit facility the applicable annual interest rate will be increased by an additional 2% and shall remain at such level for as long as an event of default continues.

During the second quarter of 2003, the senior revolving credit facility agreement was amended to permit the redemption of our 5.0% convertible subordinated notes and to allow additional repayment of any subordinated debt up to $100 million provided that we maintain cash and cash equivalents and short term investments balances of no less than $50 million in excess of amounts outstanding under the senior credit facility during the three month period commencing on the date of such repayment. The agreement was also amended to release $3.9 million in short-term investments as collateral for letters of credit aggregating this same amount.

Management believes that we are in compliance with the financial covenants of the senior credit facility agreement.

Capital Expenditures, Commitments and Guarantees

CAPITAL EXPENDITURES

There have been no material changes in our capital expenditure plans since December 31, 2002.

COMMITMENTS

The following table illustrates payments and receipts associated with significant contractual obligations and rights, including future minimum payments under operating leases, receipts under non-cancelable subleases, and payments and receipts under minimum royalty guarantee agreements, committed at June 30, 2003. The table reflects the redemption of our 5.0% convertible subordinated notes in July 2003, and assumes that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023 and that there are no borrowings under the senior credit facility, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018.

CONTRACTUAL OBLIGATIONS AND RIGHTS	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

(In thousands)

Subordinated notes – principal payments	$250,000	$—	$—	$—	$—	$—	$250,000
Subordinated notes – call premium	7,143	—	—	—	—	—	7,143
Subordinated notes – interest payments	10,243	—	—	—	—	—	10,243
Subordinated debentures – principal payments	—	—	—	—	—	265,000	265,000
Subordinated debentures – interest payments	663	1,325	1,325	1,325	1,325	20,537	26,500
Operating lease payments	20,288	19,599	19,071	18,862	18,012	116,234	212,066
Sublease receipts	(5,845)	(5,450)	(5,225)	(5,230)	(833)	—	(22,583)
Minimum royalty guarantee payments	5,351	6,168	5,500	2,980	325	—	20,324
Minimum royalty guarantee receipts	(1,167)	(2,146)	(2,250)	(937)	—	—	(6,500)

Net obligations	$286,676	$19,496	$18,421	$17,000	$18,829	$401,771	$762,193

GUARANTEES

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We are able to offer this protection by contractually requiring our contributing photographers and third party image providers to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in the event a claim arises in relation to an image they have provided. The third party image providers are also required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess range of possible payments and available recourse from our image providers. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at June 30, 2003 and December 31, 2002.

19	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 2

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

Effective July 1, 2003, we will adopt SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Adoption of this statement is not expected to have a material impact on our consolidated financial statements.

Effective July 1, 2003, we will adopt Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” effective for all arrangements entered into on or after that date. Adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

SUBSEQUENT EVENTS

On July 10, 2003, the net proceeds from the issuance of the 0.5% convertible subordinated debentures and other funds were used to redeem our 5.0% convertible subordinated notes for $261.1 million in cash, including $250.0 million of principal, $7.1 million of call premium and $4.0 million of accrued interest. In addition, we wrote off $4.6 million of unamortized debt issuance costs associated with these notes.

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

OUR QUARTERLY FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to, the following:

•	Demand for our existing and new content, products and services, and those of our competitors;
•	Changes in our pricing policies and practices;
•	Changes in the sales mix of our products and services, including the mix of licensed uses, company owned and licensed imagery, and the geographic distribution of such licenses;
•	Our ability to attract customers to our websites and the frequency of repeat licensing by our customers;
•	Shifts in the nature and amount of publicity about us, our competitors or the visual content industry;
•	The effect of fluctuations in foreign exchange rates on the results of our operations;
•	Costs related to potential acquisitions and development of technology, services, products, or new businesses; and
•	Changes in U.S. and global capital markets and economies, or in applicable tax laws and regulations.

Because of these risks and others, it is possible that our future quarterly results may be below or above the expectations of analysts and investors and our stock price may fluctuate.

THIRD-PARTY IMAGE PROVIDERS ARE IMPORTANT TO OUR BUSINESS

We have entered into commercial agreements with other businesses to host and license their imagery on the gettyimages.com website. These arrangements require resource and personnel commitments by Getty Images, limiting the number of third-party images we may host or integrate during a given period. Additionally, if there are problems with the relevancy, quality, or market and customer acceptance of this third-party imagery, our revenues and operating results may be adversely affected.

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

20	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 2

Goodwill      Goodwill is the excess of the purchase price (including liabilities assumed and direct costs) over the fair value of tangible and identifiable intangible assets acquired in purchase business combinations. We test goodwill for impairment annually on August 31 and between annual tests in certain circumstances. When assessing impairment, we must estimate the implied fair value of our goodwill. This fair value is based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, future risk free rates of return, and our future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the calculation of income from operations. The balance of goodwill at June 30, 2003 was $608.2 million.

Identifiable Intangible Assets      Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from the company and sold, transferred, licensed, rented or exchanged. In our case, these assets consist mostly of customer lists, covenants not to compete and trademarks, tradenames and copyrights. Identifiable intangible assets are generally valued based on discounted estimated future cash flows, which are inherently uncertain and therefore require management’s most difficult judgments. Should future cash flows associated with these assets not meet management’s current expectations, it is reasonably possible that we would be required to accelerate the amortization, or write off the impaired portion, of the unamortized balance of such assets. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (two to 10 years), which are determined in most cases based on contractual or other legal terms. The net balance of identifiable intangible assets at June 30, 2003 was $16.9 million.

Certain Long-Lived Assets      The useful lives of certain of our long-lived assets, including capitalized image content, hardware and software costs (included within property and equipment in the Condensed Consolidated Balance Sheets), are based on the estimated period over which the assets are expected to provide a benefit to us. Should we determine at some point in the future that the useful lives of these assets are shorter than previously determined, we would be required to accelerate the depreciation, or possibly write off the impaired portion, of the undepreciated balance of such assets.

The estimated useful lives of image content, ranging from generally four years for contemporary content to 40 years for archival content, are determined based on sales history. Historical sales may not be indicative of future sales, and therefore, these estimated lives are inherently uncertain and require management’s most difficult judgments. The balance of capitalized image content costs, net of accumulated depreciation, was $58.2 million at June 30, 2003.

The three-year estimated useful life of hardware and software is determined based on prior experience with related technology and the expected future utility of the assets to us. As hardware and software providers’ future support of today’s technology and the future of technology in general are inherently uncertain, these estimated lives require management’s most difficult judgments. The balance of hardware and software, net of accumulated depreciation, was $37.3 million at June 30, 2003.

OUR DEFERRED TAX ASSETS WOULD CHANGE IF WE MODIFY OUR VALUATION ALLOWANCE.

Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2003, we had net deferred tax assets of $44.1 million, net of a valuation allowance of $24.8 million. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for our U.S. operations and tax-planning strategies, that it is more likely than not that we will realize the net deferred tax assets within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021.

In the event that actual results differ from management’s current expectations, the valuation allowance could materially change, directly impacting our Condensed Consolidated Financial Statements. Management will reevaluate the valuation allowance at least annually, early in the fourth quarter of each year. This timing is appropriate, as it will coincide with completion of our tax filings for the prior year, updating of estimated results of operations for the current year, and preparation of the budget for the following year. If such evaluation indicates that we are able to utilize more of the deferred tax asset than the net balance, all or a portion of the valuation allowance will be credited to income tax expense or additional paid-in capital in the period that such a determination is made. If the evaluation indicates that we are unable to utilize all or a portion of the net deferred tax asset balance, a greater valuation allowance will be recorded and charged to income tax expense in the period of that determination.

21	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 2

SYSTEMS SECURITY RISKS AND CONCERNS MAY HARM OUR BUSINESS

An important component of e-commerce and online communications is the secure transmission of confidential information and the transaction of commerce over public networks. Developments in computer capabilities, viruses, or other events could result in compromises or breaches of our systems or those of other websites and networks, jeopardizing proprietary and confidential information belonging to us or our customers, or causing potentially serious interruptions in our services, sales or operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Additionally, any well-publicized compromises of our security system or the Internet may generally reduce our customers’ desire to transact business over the Internet.

WE MAY EXPERIENCE SYSTEM FAILURES AND SERVICE INTERRUPTIONS

The digitization and Internet distribution of our visual content is a key component of our business and growth strategy. As a result, our revenues are dependent on the ability of our customers to access our website. In the past, we have experienced infrequent system interruptions that made our website unavailable or prevented us from efficiently taking or fulfilling orders. While we continue to make improvements in this area, we cannot guarantee that we can prevent future interruptions. Additionally, we depend on certain third-party software and system providers for the processing and distribution of our imagery and related products. System failures or interruptions, whether as a result of our internally developed systems or those of the third-party providers, may inconvenience our customers, result in negative publicity, reduce the volume of images we license online and deliver digitally, and damage the attractiveness of our online products and services to our customers.

We have focused significant resources and attention on the installation and development of enterprise systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interfaces, and other corporate administrative functions. We will need to continue upgrading these enterprise systems as well as our network infrastructure to accommodate increased traffic on our website, sales volume, and the processing of the resulting information. Without continued focus on improvement and enhancements to our enterprise systems and network infrastructure, we may face system interruptions, poor response times, diminished customer service, impaired quality and speed of order fulfillment, and delays in and potential problems with, our financial reporting.

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

OUR ABILITY TO SERVICE OUR INDEBTEDNESS WILL DEPEND ON OUR FUTURE PERFORMANCE

Our level of indebtedness may pose substantial risks to our security holders, including the risk that we may not be able to generate sufficient cash flow to satisfy our obligations under our indebtedness or to meet our capital requirements. We will dedicate a portion of our cash flow to pay principal and interest on any amounts outstanding under our senior credit facility, our 5.0% convertible subordinated notes, and our 0.5% convertible subordinated debentures due 2023. On July 10, 2003, we redeemed our 5.0% convertible subordinated notes for $261.1 million in cash, including $250.0 million of principal, $7.1 million of call premium and $4.0 million of accrued interest. Our ability to service our indebtedness will depend on our future performance, which will be affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

OUR INDEBTEDNESS COULD REDUCE OUR OPERATING FLEXIBILITY

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

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. The Getty Group collectively owned approximately 19% of the outstanding shares of our common stock at June 30, 2003, and is comprised of the following persons and entities: Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Executive Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer.

22	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 2

As a result of their share ownership, the Getty Group has significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of business combinations. The substantial percentage of our common stock held by the Getty Group could also make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock. In addition to ownership of common stock, certain members of the Getty Group have management and/or director roles within our company that increase their influence over us.

WE MAY NOT SUCCEED IN PROTECTING THE “GETTY IMAGES” BRAND

We have consolidated our image collections and the associated product offerings, technology platforms and business practices under the “Getty Images” brand name. We believe that brand positioning is important to our future success. Securing the “Getty Images” trademark in relevant markets is an important part of our branding strategy, and barriers arising from third parties or trademark officials in various countries may hinder our effort to secure those trademarks.

OUR RIGHT TO USE THE “GETTY IMAGES” TRADEMARKS IS SUBJECT TO FORFEITURE IN THE EVENT WE EXPERIENCE A CHANGE OF CONTROL

We own trademarks and trademark applications for the name “Getty Images.” We use “Getty Images” as a corporate identity, as do certain of our subsidiaries, and we use “Getty Images” as a product and service brand. We refer to these trademarks and trademark applications as the Getty Images Trademarks. In the event that a third party or parties not affiliated with the Getty family acquires control of Getty Images, Getty Investments L.L.C. has the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Images Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Images Trademarks, after which time we no longer would have the right to use them. Getty Investments’ right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

Getty Investments owns approximately 17% of the outstanding shares of our common stock as of June 30, 2003. Mr. Mark H. Getty, our Executive Chairman serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan D. Klein, our Chief Executive Officer, and Mr. Andrew S. Garb, a member of our Board of Directors, serve on the Board of Directors of Getty Investments.

AN INCREASE IN GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

We are subject to a number of laws and regulations directly applicable to e-commerce. Although existing laws and regulations affecting e-commerce are not unduly burdensome, state, federal and foreign governments have and may continue to adopt legislation regulating the Internet and e-commerce. Such legislation or regulation could both increase our cost of doing business and impede the growth of the Internet while decreasing its acceptance or effectiveness as a communications and commerce medium.

Existing or future laws and regulations that may impact our business include, but are not limited to, those that govern or restrict:

•	Privacy issues and data collection, processing, retention and transmission;
•	Pricing and taxation of goods and services offered over the Internet;
•	Website content, the quality of products and services offered over the Internet or the manner in which those products and services may be offered; and
•	Sources of liability for companies involved in the Internet or e-commerce.

CERTAIN PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE CORPORATE LAW MAY DETER A THIRD PARTY FROM ACQUIRING OUR COMPANY

Our Board of Directors has the authority to issue up to 5 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our stockholders. This authority, together with certain provisions of our restated certificate of incorporation, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This could occur even if our stockholders consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock in the Getty Group, along with certain provisions of Delaware law, may have the effect of delaying, deterring or preventing a takeover of our company.

23	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As our level of cash and cash equivalents, short-term investments and debt increased during the quarter, our exposure to interest rate risk increased. Following are investment and debt cash flows and weighted average interest rates by stated maturity dates at June 30, 2003.

	STATED MATURITY DATE							FAIR VALUE

	2003	2004	2005	2006	2007	THEREAFTER	TOTAL	JUNE 30, 2003	DECEMBER 31, 2002

(In thousands, except percentages)

ASSETS
Short-term investments
Fixed rate	$35,233	$22,689	$15,166	$8,261	$1,300	$—	$82,649	$82,655	$40,707
Weighted average interest rate	3.02%	5.94%	4.06%	4.16%	3.31%	—	4.13%	—	—
LIABILITIES
Current portion of long-term debt
Fixed rate	$250,000	$—	$—	$—	$—	$—	$250,000	$257,143	$234,063
Weighted average interest rate	5.0%	—	—	—	—	—	5.0%	—	—
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$265,000	$265,000	$261,690	$—
Weighted average interest rate	—	—	—	—	—	0.5%	0.5%	—	—

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures in a private placement. The debentures are convertible into shares of our common stock based on an initial conversion price of $61.08, subject to adjustment, and mature in 2023. We will pay additional interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture (120% of the principal amount).

Foreign Currency Exchange Rate Risk

FOREIGN CURRENCY TRANSLATION

For reporting purposes, revenues and expenses are translated into U.S. dollars at the prior month’s average daily exchange rate as provided by Bloomberg LLC. If revenues had been translated into U.S. dollars at the weighted average monthly exchange rates used for translation in the corresponding period of the prior year, sales for the first half of 2003 would have been $242.9 million rather than $258.0 million.

FOREIGN CURRENCY REVALUATION

Foreign exchange gains of $1.7 million and $0.3 million for the six months ended June 30, 2003 and 2002, respectively, arose from the revaluation of foreign-currency denominated balances, other than long-term intercompany balances. Foreign-currency denominated balances, other than long-term intercompany balances, in excess of $3.0 million individually are summarized below by the functional currency of the operation or subsidiary where the balances are recorded. Changes in balances since December 31, 2002 are principally due to sales, cash settlements, and foreign currency revaluation. All June 30 balances are expected to settle within 12 months in the currencies listed.

24	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 3

	JUNE 30, 2003	DECEMBER 31, 2002

(In thousands)

British Pound Functional Currency
Receivables
U.S. Dollar	$24,922	$14,697
Euro	9,555	5,904
Australian Dollar	1,344	4,713

Euro Functional Currency
Receivables
British Pound	$7,945	$7,165

U.S. Dollar Functional Currency
Receivables
British Pound	$25,648	$700
Euro	2,652	12,942

Foreign exchange gains of $11.1 million and $12.5 million for the six months ended June 30, 2003 and 2002, respectively, arose from the revaluation of long-term intercompany balances. Foreign-currency denominated long-term intercompany balances in excess of $3.0 million individually, are summarized below by the functional currency of the operation or subsidiary where the balances are recorded. Changes in balances since December 31, 2002 represent intercompany transfers, the netting of offsetting balances and foreign currency revaluation.

	JUNE 30, 2003	DECEMBER 31, 2002

(In thousands)

British Pound Functional Currency
Receivables
Euro	$12,912	$2,858
Australian Dollar	5,744	—
Payables
U.S. Dollar	$(164,844)	$(230,944)

Canadian Dollar Functional Currency
Payables
U.S. Dollar	$(11,348)	$(11,091)
British Pound	—	(3,639)

Euro Functional Currency
Receivables
U.S. Dollar	$4,644	$(2,630)
British Pound	3,145	2,917

U.S. Dollar Functional Currency
Receivables
Euro	$34,025	$22,225
Payables
British Pound	$—	$(68,827)
Canadian Dollar	(5,632)	(8,873)

25	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART 1	ITEM 3

RISK MITIGATION

We utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. Our forward exchange contracts are generally denominated in British pounds and Euros and typically range from one to three months in original maturity. Gains and losses on all foreign currency denominated derivative instruments are included in exchange gains and losses on the Condensed Consolidated Statements of Operations in the period in which the exchange rates change. Gains and losses recognized on derivative instruments were insignificant in all periods presented. As of June 30, 2003, we held forward contracts to sell less than $3.0 million each worth of British pounds and Euros. There were no derivative instruments outstanding at December 31, 2002.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003, these disclosure controls and procedures were adequate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there were no significant changes in the company’s internal control over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as the failure to secure model and property releases for imagery we license. Claims may also include those brought by photographers and cinematographers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the estimated costs of defending, adjudicating or settling claims for which we believe a loss is probable. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, are expected to have a material adverse effect on our Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures due 2023 in a private placement with Deutsche Bank Securities Inc. and Goldman, Sachs and Co. as initial purchasers. The debentures are convertible into shares of our common stock based on an initial conversion price of $61.08, subject to adjustment. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 144A of the Securities Act. However, pursuant to a registration rights agreement that we entered into with the initial purchasers, we will file a registration statement with the Securities and Exchange Commission on Form S-3 to register these securities.

We used proceeds from the issuance of the debentures and other funds to pay approximately $7.3 million in commissions to Deutsche Bank Securities Inc. and Goldman, Sachs & Co. and other issuance costs associated with the new debentures in the second quarter of 2003, and to pay the following costs in the third quarter of 2003: the principal of our $250.0 million 5.0% convertible subordinated notes due 2007; a $7.1 million call premium on these notes; and $4.0 million in interest accrued on these notes. We expect to pay an additional $0.7 million in issuance costs associated with the new debentures in the third quarter of 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

26	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART II	ITEM 4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on Monday, May 5, 2003, in Seattle, Washington, at which the following matters were submitted to a vote of the stockholders:

(a)	Votes regarding the election of two directors for a term expiring in 2006 were as follows:

	Term Expiring in 2006	For	Withheld
	Jonathan D. Klein	46,178,981	1,350,679
	Michael A. Stein	46,315,123	1,214,537

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2004	Term Expiring in 2005
James N. Bailey	Mark H. Getty
Andrew S. Garb	Christopher H. Sporborg

(b)	Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the company to serve for the fiscal year ending December 31, 2003 were as follows:

	For	Against	Abstentions and Broker Non- Votes
	45,841,820	1,681,065	6,775

ITEM 5. OTHER INFORMATION

Effective May 5, 2003, Mr. Mark Torrance’s term as a Director expired and he did not stand for reelection. As the Board of Directors did not designate a nominee to replace Mr. Torrance, the Board now consists of the six members named in Item 4 above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Reference is made to the Index of Exhibits beginning on page 28 for a list of all exhibits filed as part of this report.

(B) REPORTS ON FORM 8-K:

We filed five reports on Form 8-K during the quarter ended June 30, 2003, as follows:

On April 23, 2003, we filed an 8-K for the purpose of furnishing to the Securities and Exchange Commission our press release announcing our financial results for the quarter ended March 31, 2003.

On June 3, 2003, we filed an 8-K for the purpose of filing with the Securities and Exchange Commission our press release announcing our intent to sell $230.0 million in convertible subordinated debentures due 2023.

On June 4, 2003, we filed an 8-K for the purpose of filing with the Securities and Exchange Commission our press release announcing that we had entered into an agreement to sell $240.0 million in convertible subordinated debentures due 2023, plus up to $25.0 million in debentures issuable upon the exercise of the initial purchasers’ option, in a private placement.

On June 5, 2003, we filed an 8-K for the purpose of filing with the Securities and Exchange Commission various lease agreements not previously filed.

On June 9, 2003, we filed an 8-K for the purpose of filing with the Securities and Exchange Commission our press release announcing that we had issued a notice of redemption with respect to our $250.0 million 5.0% convertible subordinated notes due 2007 and that the notes would be redeemed using the proceeds from the issuance of $265.0 million in 0.5% convertible subordinated debentures due 2023, which closed June 9, 2003.

27	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

August 8, 2003

28	GETTY IMAGES, INC.	Q2 2003	FORM 10-Q	PART II	ITEM 6

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

4.1	*	Specimen Common Stock certificate

4.2	*	Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures due 2023, dated June 9, 2003

4.3	*	First Supplemental Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures due 2023, dated July 30, 2003

4.4	*	Form of Debenture

10.1	*	Registration Rights Agreement dated June 9, 2003 among Getty Images, Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co.

10.2	*	First Amendment to the Credit Agreement entered into as of June 27, 2003 among Getty Images, Inc. and Bank of America N.A.

10.3	*	Third Amendment to the Stockholders’ Agreement dated February 9, 1998 among Getty Images, Inc. and certain stockholders of Getty Images, Inc. effective May 1, 2003

31.1	*	Section 302 Certification by Jonathan D. Klein, CEO

31.2	*	Section 302 Certification by Elizabeth J. Huebner, CFO

32.1	*	Section 906 Certification by Jonathan D. Klein, CEO

32.2	*	Section 906 Certification by Elizabeth J. Huebner, CFO

*	Filed herewith.