Form 10-Q
period 2003-09-30
GETTY IMAGES INC
filed 2003-11-07
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At October 31, 2003 there were 56,401,384 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q3 2003	FORM 10-Q

1	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

(In thousands, except per share amounts)

Sales	$130,775	$118,189	$388,814	$345,339
Cost of sales	37,062	33,449	110,700	93,534

Gross profit	93,713	84,740	278,114	251,805

Selling, general and administrative expenses	51,547	51,564	156,703	156,916
Depreciation	13,826	15,073	43,563	46,137
Amortization	1,123	3,070	2,998	13,689
Other operating expenses (income)	59	—	(16)	812

Operating expenses	66,555	69,707	203,248	217,554

Income from operations	27,158	15,033	74,866	34,251
Debt extinguishment costs	(11,777)	—	(11,777)	—
Interest expense	(1,204)	(3,505)	(8,856)	(11,660)
Interest income	1,501	515	2,922	1,078
Exchange (losses) gains, net	(56)	(409)	1,668	(144)
Other expenses, net	(42)	(25)	(40)	(30)

Income before income taxes	15,580	11,609	58,783	23,495
Income tax expense	(6,138)	(4,793)	(22,945)	(9,526)

Net income	$9,442	$6,816	$35,838	$13,969

Earnings per share
Basic	$0.17	$0.13	$0.65	$0.26
Diluted	0.16	0.13	0.62	0.25

Shares used in computing earnings per share
Basic	56,037	53,525	54,974	52,871
Diluted	59,456	54,217	58,259	55,207

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$156,188	$76,105
Short-term investments	88,533	40,698
Accounts receivable, net	75,661	73,006
Inventories	738	1,615
Prepaid expenses	9,832	6,925
Deferred income taxes, net	11,098	11,147
Other current assets	1,064	3,493

Total current assets	343,114	212,989
Property and equipment, net	121,705	140,666
Goodwill	607,342	603,011
Identifiable intangible assets, net	16,683	18,606
Deferred income taxes, net	27,601	44,911
Other long-term assets	11,742	4,872

Total assets	$1,128,187	$1,025,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,504	$56,207
Accrued expenses	39,655	46,770
Income taxes payable	4,816	8,101

Total current liabilities	100,975	111,078
Long-term debt	265,000	244,739
Other long-term liabilities	3,347	1,285

Total liabilities	369,322	357,102

Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock	562	539
Additional paid-in capital	1,055,059	1,007,015
Unearned compensation	(564)	(906)
Accumulated deficit	(303,432)	(339,270)
Accumulated other comprehensive income	7,240	575

Total stockholders’ equity	758,865	667,953

Total liabilities and stockholders’ equity	$1,128,187	$1,025,055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	No. of Shares of Exchangeable Preferred Stock Without Par Value	Common Stock	Additional Paid- In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

(In thousands)

Balance at December 31, 2002	53,887	35	$539	$1,007,015	$(906)	$(339,270)	$575	$667,953
Net income	—	—	—	—	—	35,838	—	35,838
Other comprehensive income	—	—	—	—	—	—	6,665	6,665
Amortization of unearned compensation	—	—	—	—	342	—	—	342
Exchange of shares	29	(29)	—	—	—	—	—	—
Stock options exercised	2,290	—	23	48,044	—	—	—	48,067

Balance at September 30, 2003	56,206	6	$562	$1,055,059	$(564)	$(303,432)	$7,240	$758,865

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002

(In thousands)

Cash flows from operating activities
Net income	$35,838	$13,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,563	46,137
Deferred income taxes	17,739	2,240
Debt extinguishment costs	11,777	—
Bad debt expense	3,120	5,412
Amortization	2,998	13,689
Amortization of debt issuance costs	1,163	1,546
Other items	671	145
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,672)	(8,925)
Accounts payable	(2,100)	(176)
Accrued expenses	(9,073)	(7,041)
Income taxes	(2,948)	522
Other	3,101	(2,309)

Net cash provided by operating activities	103,177	65,209

Cash flows from investing activities
Acquisition of available-for-sale investments	(62,543)	—
Acquisition of property and equipment	(22,503)	(28,944)
Proceeds from the maturity of held-to-maturity investments	14,238	—
Acquisition of businesses, net of cash acquired	(3,486)	—
Proceeds from the disposition of assets	300	—
Acquisition of identifiable intangible assets	(56)	(912)
Acquisition of held-to-maturity investments	—	(28,598)
Other	14	65

Net cash used in investing activities	(74,036)	(58,389)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	265,000	15,000
Repayment of debt	(250,000)	(20,046)
Proceeds from the issuance of common stock	48,067	18,186
Debt issuance costs	(7,288)	(714)
Payment of debt premium	(7,142)	—

Net cash provided by financing activities	48,637	12,426

Effects of exchange rate differences	2,305	1,824

Net increase in cash and cash equivalents	80,083	21,070
Cash and cash equivalents, beginning of period	76,105	46,173

Cash and cash equivalents, end of period	$156,188	$67,243

Non-cash financing activity
Subordinated notes converted to common stock	$—	$12,925

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and revenues and expenses reported during the period. The estimates and assumptions that require management’s most difficult judgments are: a) the appropriateness of the valuation and useful lives, if applicable, of long-lived assets, including goodwill and identifiable intangible assets, b) determining the appropriate level of deferred tax asset valuation allowances, c) the designation of certain intercompany balances with foreign subsidiaries as long-term investments and d) the sufficiency of the allowance for doubtful accounts. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported: net assets; net cash flows from operating, investing or financing activities; or net income.

Principles of Consolidation

Our consolidated financial statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Significant intercompany balances and transactions have been eliminated.

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

Foreign Exchange Gains and Losses and Derivatives

Derivative financial instruments, namely forward foreign currency exchange contracts, are used to reduce the impact of foreign currency exchange rate risks. Our forward contracts are generally denominated in British pounds and Euros and typically range from one to three months in original maturity. Gains and losses on these forward contracts are included in exchange gains and losses in our consolidated statements of income in the period in which the exchange rates change. At September 30, 2003, we held forward contracts to sell $7.5 million worth of Euros and $6.8 million worth of British pounds in U.S. dollar functional currency sets of books. The notional amounts of forward contracts for all other currencies at September 30, 2003 were less than $3.0 million individually. There were no forward contracts outstanding at December 31, 2002.

6	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

Earnings Per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options and restricted stock awards.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

(In thousands, except per share amounts)

Basic Earnings Per Share
Income available to common stockholders (numerator)	$9,442	$6,816	$35,838	$13,969
Weighted average common shares outstanding (denominator)	56,037	53,525	54,974	52,871
Basic earnings per share	$0.17	$0.13	$0.65	$0.26

Diluted Earnings Per Share
Income available to common stockholders (numerator)	$9,442	$6,816	$35,838	$13,969

Weighted average common shares outstanding	56,037	53,525	54,974	52,871
Effect of dilutive securities
Stock options	3,404	692	3,276	2,336
Restricted stock	15	—	9	—

Total weighted average common shares and dilutive securities (denominator)	59,456	54,217	58,259	55,207

Diluted earnings per share	$0.16	$0.13	$0.62	$0.25

Approximately 0.3 million, 7.2 million, 0.8 million and 3.6 million other common shares potentially issuable from stock options for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002, respectively, are excluded from the computation of diluted earnings per share because they are anti-dilutive. Also excluded in all periods because they are anti-dilutive are 4.1 million common shares that were potentially issuable from our 5.0% convertible subordinated notes. The 5.0% convertible subordinated notes were redeemed on July 10, 2003 (see Note 2).

The diluted earnings per share calculations for 2003 also exclude common shares potentially issuable upon conversion of our 0.5% convertible subordinated debentures (see Note 2). These shares are excluded because none of the conversion contingencies were satisfied during the reporting period, nor would they have been satisfied if the end of the reporting period were the end of the contingency period. The debentures may be converted to common stock at the holder’s option only if one or more of the following conditions are met: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by Standard and Poor’s (S&P) is below B- or by Moody’s Investor Services (Moody’s) is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

If one or more of the conversion contingencies are satisfied in a future period, additional shares will be included in the calculation of earnings per share for that period. If the holders of the debentures exercise their conversion rights, additional shares will be included in the calculation of both basic and diluted earnings per share. If the holders do not exercise their conversion rights, additional shares will be included only in the calculation of diluted earnings per share. The number of shares included in these calculations will depend on the conversion rate in effect at the time one or more of the contingencies are satisfied. The minimum conversion rate is 16.3720, which would result in the inclusion of an additional 4.3 million shares in the calculations, while the maximum conversion rate is 26.2054, which would result in the inclusion of an additional 6.9 million shares in the calculations. The minimum conversion rate applies when our stock price is $61.08 per share or less, and the maximum conversion rate would apply only if our stock price were to rise to $153 per share.

7	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

Short-Term Investments

	SEPTEMBER 30, 2003	DECEMBER 31, 2002

(In thousands)

Available-for-sale debt securities	$82,367	$20,118
Held-to-maturity corporate bonds	6,166	16,682
Held-to-maturity certificates of deposit	—	3,898

Total short-term investments	$88,533	$40,698

Available-for-sale securities are carried at market value with associated unrealized holding gains and losses recorded in accumulated other comprehensive income, while held-to-maturity securities are carried at amortized cost. All held-to-maturity securities mature in 2003, while available-for-sale securities mature between 2003 and 2007. Available-for-sale securities with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations. Unamortized bond premium at September 30, 2003 and December 31, 2002 was nominal.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts of $11.2 million and $12.6 million at September 30, 2003 and December 31, 2002, respectively. The provisions recorded during the three and nine months ended September 30, 2003 were $0.9 million and $3.1 million, respectively. This is compared to provisions recorded during the three and nine months ended September 30, 2002 of $1.0 million and $5.4 million, respectively. Approximately 10% of our recorded investment in trade receivables, net of allowances for doubtful accounts, was past due 90 days or more at September 30, 2003 compared to 14% at December 31, 2002.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation of approximately $277.7 million and $237.1 million at September 30, 2003 and December 31, 2002, respectively.

Goodwill

Goodwill is the excess of the purchase price (including liabilities assumed and direct costs) over the fair value of tangible and identifiable intangible assets acquired in purchase business combinations. As of January 1, 2002, goodwill is no longer amortized but is reviewed for impairment annually on August 31 and between annual periods in certain circumstances. We performed the annual valuation as of August 31, 2003 and determined that there was no impairment of goodwill as of this date.

Goodwill changed from year-end as follows:

(In thousands)

Goodwill at December 31, 2002	$603,011
Acquisitions of businesses (see Note 7)	4,214
Effect of foreign currency translation adjustments	117

Goodwill at September 30, 2003	$607,342

8	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

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

	SEPTEMBER 30, 2003		DECEMBER 31, 2002

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

(In thousands)

Customer lists	$15,630	$7,376	$14,935	$5,568
Trademarks, trade names and copyrights	11,427	4,531	11,294	3,637
Other identifiable intangible assets	2,381	848	2,177	595

Totals	$29,438	$12,755	$28,406	$9,800

Amortization of identifiable intangible assets was $1.1 million, $1.3 million, $3.0 million and $4.1 million for the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002, respectively. Expected amortization of identifiable intangible assets for the next five years is as follows:

FISCAL YEAR

(In thousands)

2003	$4,019
2004	4,011
2005	3,908
2006	3,374
2007	1,732

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

We do not recognize compensation expense when granting employee stock options, as we do not grant options with exercise prices less than the market price of our common stock on the date of the grant. The only compensation expense we recognize in relation to stock options is upon infrequent modification of certain terms of outstanding options. With respect to the periods presented in this report, there were minor stock option modifications resulting in compensation expense of less than $0.1 million recognized in the third quarter of 2002.

We recognize unearned compensation and periodic compensation expense for restricted stock awards. Unearned compensation is calculated as the market price of our common stock on the date of the award less the exercise price, if any, times the number of shares awarded, and is amortized to compensation expense on a straight-line basis over the vesting period.

9	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

(In thousands, except per share amounts)

Net income
As reported	$9,442	$6,816	$35,838	$13,969
Add: APB No. 25 stock-based compensation, net of income taxes	78	23	208	23
Deduct: SFAS No. 123 stock-based compensation, net of income taxes	(1,510)	(2,787)	(4,578)	(9,357)

Pro forma net income	$8,010	$4,049	$31,468	$4,635

Basic earnings per share
As reported	$0.17	$0.13	$0.65	$0.26
Pro forma	0.14	0.08	0.57	0.09

Diluted earnings per share
As reported	$0.16	$0.13	$0.62	$0.25
Pro forma	0.14	0.07	0.54	0.08

Shares used in computing pro forma earnings per share
Basic	56,037	53,525	54,974	52,871
Diluted	59,256	54,012	58,034	54,729

A Black-Scholes multiple option valuation model was utilized in calculating the pro forma figures, with forfeitures recognized as they occur and the following assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

Expected future share price volatility	67%	75%	69%	74%
Risk free rate of return	3.37%	4.78%	3.72%	5.00%
Expected life of option (from vest date)	1 1/2 years	1 1/2 years	1 1/2 years	1 1/2 years
Expected rate of dividends	None	None	None	None

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

10	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

Direct catalog production costs and amortization of any such costs that were deferred, and their impact on our consolidated statements of income are as follows:

THREE MONTHS ENDED SEPTEMBER 30,	Selling, general and administrative expenses	Amortization

(In thousands)

2003
Direct catalog production expense	$1,697	$—

2002
Direct catalog production expense	$2,141	$—
Amortization of deferred catalog costs	—	1,766

	$2,141	$1,766

NINE MONTHS ENDED SEPTEMBER 30,

(In thousands)

2003
Direct catalog production expense	$3,444	$—

2002
Direct catalog production expense	$5,353	$—
Amortization of deferred catalog costs	—	9,642

	$5,353	$9,642

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

Effective July 1, 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Adoption of this statement did not have a material impact on our consolidated financial statements.

Effective July 1, 2003, we adopted the effective provisions of SFAS No. 150, “Accounting for Financial Instruments With Characteristics of Liabilities, Equity, or Both.” This statement requires certain types of financial instruments with characteristics of both liabilities and equity to be classified as liabilities because they represent obligations as opposed to ownership relationships. Adoption of this statement did not have a material impact on our consolidated financial statements.

Effective July 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” effective for all arrangements entered into on or after that date. Adoption of this pronouncement did not have a material impact on our consolidated financial statements.

NOTE 2. LONG-TERM DEBT

Convertible Subordinated Debentures

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures in a private placement. The debentures are convertible into shares of our common stock based on an initial conversion price of $61.08, subject to adjustment, and mature in

11	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

2023. We incurred underwriters’ commissions and other debt issuance costs of approximately $8.0 million, which are deferred and included in other long-term assets in our consolidated balance sheets and are amortized to interest expense through the date that holders may first require us to redeem the debentures, June 9, 2008, using the straight-line method of amortization.

Key terms and conditions of the 0.5% convertible subordinated debentures are:

•	The base conversion price of $61.08 per share results in 16.3720 shares of common stock issued per $1,000 principal amount debenture (the conversion rate). Prior to June 9, 2008, if the applicable stock price is less than or equal to the base conversion price of $61.08, the conversion rate will be the base conversion rate. If the stock price is greater than the base conversion price, the conversion rate will be adjusted according to a pre-determined formula. Notwithstanding the foregoing, in no event will the conversion rate exceed 26.2054. On or after June 9, 2008, the conversion rate will be fixed for the remainder of the term of the debentures at the conversion rate effective on the date that is eight trading days prior to June 9, 2008.
•	The debentures may be converted at the holder’s option only under one of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by S&P is below B- or by Moody’s is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.
•	We may redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest at any time on or after June 13, 2008.
•	Holders may require us to redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest on June 9, 2008, 2013 and 2018.
•	We will pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture (120% of the principal amount).

The conversion contingencies relating to the credit rating assigned to the debentures and the trading price of the debentures compared to the product of the closing price of our stock and the conversion rate in effect at such time, as well as the contingent interest feature, represent embedded derivatives. A valuation of these derivatives was performed upon issuance of the debentures and each quarter thereafter. The value of the derivatives in all reporting periods was insignificant.

Convertible Subordinated Notes and Debt Extinguishment Costs

The net proceeds from the issuance of the convertible subordinated debentures and other funds were used to redeem our 5.0% convertible subordinated notes on July 10, 2003, for $261.1 million in cash, including $250.0 million of principal, $7.1 million of call premium and $4.0 million of accrued interest. In addition, we wrote off $4.6 million of unamortized debt issuance costs associated with these notes. The call premium and unamortized debt issuance costs comprise the debt extinguishment costs in our consolidated statements of income and cash flows.

Senior Credit Facility

On July 19, 2002, we entered into a credit agreement for a senior revolving credit facility with Bank of America, N.A. and certain other lenders from time to time party to the credit agreement. Pursuant to the terms of the senior credit facility, the financial institutions agreed to make available to us and certain of our subsidiaries a senior revolving credit facility of up to $85.0 million (including a $15.0 million sublimit for the issuances of letters of credit) which we may request to increase, on a one time basis, on or before June 30, 2004, by up to $40.0 million; provided, however, that each financial institution’s obligation to increase the amount of its lending commitment is at its sole discretion.

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

12	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

Management believes that we are in compliance with the financial covenants of the senior credit facility agreement.

NOTE 3. COMMITMENTS AND CONTINGENCIES

Commitments

Following are future minimum payments and receipts under various agreements:

	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

(In thousands)

Operating lease payments	$20,976	$19,624	$19,347	$19,052	$18,225	$116,589	$213,813
Sublease receipts	(5,528)	(5,339)	(5,225)	(5,230)	(833)	—	(22,155)
Minimum royalty guarantee payments	5,509	6,367	5,700	3,046	325	—	20,947
Minimum guaranteed receipts	(1,167)	(2,146)	(2,250)	(937)	—	—	(6,500)

Net commitments	$19,790	$18,506	$17,572	$15,931	$17,717	$116,589	$206,105

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and third-party image providers to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in the event a claim arises in relation to an image they have provided. The third-party image providers are also required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess the range of possible payments and available recourse from our image providers. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at September 30, 2003 and December 31, 2002.

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services; agreements with distributors, under which we may indemnify them against claims arising from their distribution of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us; agreements with purchasers of business we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at September 30, 2003 or December 31, 2002. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

13	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

(In thousands)

United States	$60,547	$59,788	$183,164	$176,114
United Kingdom	18,321	16,564	51,912	47,179
Germany	10,739	8,819	30,127	25,253
France	7,174	5,561	21,876	16,084
Rest of world	33,994	27,457	101,735	80,709

Total sales	$130,775	$118,189	$388,814	$345,339

NOTE 5. INCOME TAXES AND NET DEFERRED TAX ASSETS

The effective tax rates used to calculate income tax expense for the first nine months of 2003 and 2002 were 39.0% and 40.5%, respectively. The decrease in the effective tax rate was primarily due to increased book income compared to permanent differences, principally non-deductible expenses, which did not increase proportionately. At September 30, 2003, we had $38.7 million in net deferred tax assets, net of a valuation allowance of $28.3 million. This is compared to $56.1 million in net deferred tax assets, net of a valuation allowance of $17.5 million at December 31, 2002.

Management will reevaluate the valuation allowance during the fourth quarter of 2003 upon completion of updated estimates of taxable income for future periods. Should the estimates indicate that taxable income for future periods is sufficient to utilize more of the deferred tax asset than the net balance, all or a portion of the valuation allowance will be reversed in the fourth quarter. If the full valuation allowance is reversed in the fourth quarter of 2003, approximately $13.2 million and $15.1 million will be credited to income tax expense and additional paid-in capital, respectively. However, a portion of the valuation allowance may be retained for deferred tax assets that may not be fully recovered, such as capital loss carryforwards and foreign net operating losses. If the estimates indicate that we are unable to utilize all or a portion of the net deferred tax asset balance, currently $38.7 million, a greater valuation allowance will be recorded and charged to income tax expense in the fourth quarter.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

(In thousands)

Net income	$9,442	$6,816	$35,838	$13,969
Net unrealized gains on revaluation of foreign currency denominated long-term intercompany balances	1,109	3,013	12,169	15,466
Foreign currency translation adjustments	(360)	(2,180)	(5,468)	(7,438)
Net unrealized loss on short-term investments	(47)	—	(58)	—
Deferred taxes on net unrealized loss	34	—	22	—

Total comprehensive income	$10,178	$7,649	$42,503	$21,997

Unrealized gains and losses resulting from the revaluation of foreign-currency denominated intercompany balances that are long-term in nature and for which settlement is not planned or anticipated in the foreseeable future are reported in the same manner as translation adjustments in accumulated other comprehensive income. Total accumulated translation adjustments, including amounts aris -

14	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 1

ing from the revaluation of long-term intercompany balances, were net unrealized gains of $7.2 million and $0.5 million at September 30, 2003 and December 31, 2002, respectively.

NOTE 7. ACQUISITIONS

During the first quarter of 2003, we acquired ImageDirect, Inc., an editorial photography agency, for a purchase price (including liabilities assumed) of $4.5 million. The portion of the purchase price allocated to goodwill was $3.2 million, with the remaining purchase price allocated to other identifiable intangible and tangible assets.

During the second quarter of 2003, we acquired Mission Studios Limited, a United Kingdom-based entertainment photography agency. The purchase price was insignificant and was allocated to goodwill and other identifiable intangible and tangible assets.

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

15	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 2

intended use of the image, including type of media, geographical distribution, image size, license duration, circulation and level of rights protection. Approximately 50% of our sales for the third quarter of 2003 were for rights-managed imagery, with an average net license fee for a single rights-managed image of approximately $575, and an average gross margin for all rights-managed images licensed of approximately 66%. For the first nine months of 2003, approximately 53% of our sales were for rights-managed imagery, with an average net license fee for a single rights-managed image of approximately $560, and an average gross margin for all rights-managed images licensed of approximately 66%.

Royalty-free images are licensed by customers on a nonexclusive basis and can be used for multiple projects over an unlimited time period. License fees for pre-packaged royalty-free CD-ROM products are generally the same for each licensee, while license fees for single royalty-free images differ depending on the file size of the selected image. Approximately 33% of our sales for the third quarter of 2003 were for royalty-free imagery, with an average net license fee for a single royalty-free image of approximately $150, and an average gross margin for all royalty-free images licensed of approximately 77%. For the first nine months of 2003, approximately 31% of our sales were for royalty-free imagery, with an average net license fee for a single royalty-free image of approximately $140, and an average gross margin for all royalty-free images licensed of approximately 78%.

Editorial imagery, consisting of news, sport and entertainment imagery, is generally not for resale, trade, packaging, promotion or advertising and is licensed on a single image or subscription basis. Approximately 8% of our sales for the third quarter and 7% of our sales for the first nine months of 2003 were for editorial imagery. Because many of these images are licensed on a subscription basis, average license fee is not meaningful. Average gross margin for all editorial images licensed in the third quarter and first nine months of 2003 were approximately 81% and 83%, respectively.

MOVING IMAGERY

We also license moving imagery, or film, which may be rights-managed or royalty-free, with license fees based on the intended use of the imagery, including market, geographic area and duration of use. Approximately 5% of our sales for the third quarter of 2003 were for film, with an average net price for a rights-managed film clip of approximately $635, and an average gross margin for all film licensed of approximately 75%. For the first nine months of 2003, approximately 5% of our sales were for film, with an average net price for a rights-managed film clip of approximately $605, and an average gross margin for all film licensed of approximately 74%.

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

Aside from direct licensing to customers, we license imagery through distributors worldwide. Licenses through distributors comprised approximately 7% of our sales for both the third quarter and first nine months of 2003. Distributors typically earn and retain 35% to 40% of the license fee, and we recognize the remaining 60% to 65% as revenue. Commissions paid to contributors on distributor sales are generally 50% of our share of the license fee (generally 30% to 32.5% of the total license fee). This results in an average gross margin of approximately 50% on distributor sales.

Critical Accounting Policies and Estimates and Assumptions

There have been no material changes in our critical accounting policies and estimates and assumptions since December 31, 2002.

16	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 2

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Following is management’s discussion of material changes in our results of operations with respect to the most recent interim periods and the corresponding interim periods of the prior year. Income from operations and operating margin should not be considered alternatives to net income as indicators of our operating performance, but should be considered supplemental indicators. All figures in tables are shown in thousands, except percentages.

SALES

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Sales	$130,775	100.0	$118,189	100.0	$12,586	10.6

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Sales	$388,814	100.0	$345,339	100.0	$43,475	12.6

Sales increased year over year due mainly to: the positive impact of changes in foreign currency exchange rates on the translation of sales originated in foreign countries ($6.6 million and $21.8 million for the three and nine months ended September 30, 2003, respectively); pricing, including selective price increases, reduced levels of discounting and a shift in the mix of licensed uses towards higher priced uses; and the introduction of additional third-party image collections to the gettyimages.com website. Partially offsetting these increases were declines in the volume of images licensed in certain Getty Images collections.

Excluding the impact of foreign-currency translation, sales increased year over year in multiple geographical areas, particularly the United States of America (U.S.), Canada and several European countries. Sales increased year over year across most image collections due to the same factors as overall sales growth.

GROSS PROFIT AND GROSS MARGIN

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Gross profit and gross margin	$93,713	71.7	$84,740	71.7	$8,973	10.6

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Gross profit and gross margin	$278,114	71.5	$251,805	72.9	$26,309	10.4

Despite an increase in our gross profit year over year, gross margin declined year-to-date principally due to an increase in licenses of lower margin images, mainly third-party imagery, in the first half of 2003.

17	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 2

AMORTIZATION

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Amortization	$1,123	0.9	$3,070	2.6	$(1,947)	(63.4)

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Amortization	$2,998	0.8	$13,689	4.0	$(10,691)	(78.1)

Amortization decreased year over year mainly due to the cessation of catalog amortization, which was $1.7 million and $9.6 million for the three and nine months ended September 30, 2002, respectively. Catalog production costs are expensed upon initial distribution of each catalog effective October 1, 2001, and all deferred catalog costs were fully amortized by September 30, 2002.

INCOME FROM OPERATIONS AND OPERATING MARGIN

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Income from operations and operating margin	$27,158	20.8	$15,033	12.7	$12,125	80.7

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Income from operations and operating margin	$74,866	19.3	$34,251	9.9	$40,615	118.6

Income from operations and operating margin increased as a result of higher sales and the cessation of catalog amortization, offset in part by lower gross margin year-to-date, all of which are discussed above.

INTEREST EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Interest expense	$1,204	0.9	$3,505	3.0	$(2,301)	(65.6)

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of sales	2002	% of sales	$ change	% change

Interest expense	$8,856	2.3	$11,660	3.4	$(2,804)	(24.0)

Interest expense decreased principally due to the repayment of our 5% convertible subordinated notes and issuance of 0.5% convertible subordinated debentures. Interest expense on the new 0.5% convertible subordinated debentures will be approximately $1.3 million per year, compared to interest expense on the extinguished 5% convertible subordinated notes which was approximately $12.5 million per year.

18	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 2

INCOME TAXES

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of pre-tax income	2002	% of pre-tax income	$ change	% change

Income tax expense	$6,138	39.4	$4,793	41.3	$1,345	28.1

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2003	% of pre-tax income	2002	% of pre-tax income	$ change	% change

Income tax expense	$22,945	39.0	$9,526	40.5	$13,419	140.9

Income tax expense increased over the prior year due to higher income before taxes, offset in part by a decrease in our effective tax rate. The decrease in the effective tax rate was primarily due to increased book income compared to permanent differences, principally non-deductible expenses, which did not increase proportionately.

At September 30, 2003, we had net deferred tax assets of $38.7 million, net of a valuation allowance of $28.3 million. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for the company’s U.S. operations and tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021.

Management will reevaluate the valuation allowance during the fourth quarter of 2003 upon completion of updated estimates of taxable income for future periods. Should the estimates indicate that taxable income for future periods is sufficient to utilize more of the deferred tax asset than the net balance, all or a portion of the valuation allowance will be reversed in the fourth quarter. If the full valuation allowance is reversed in the fourth quarter of 2003, approximately $13.2 million and $15.1 million will be credited to income tax expense and additional paid-in capital, respectively. However, a portion of the valuation allowance may be retained for deferred tax assets that may not be fully recovered, such as capital loss carryforwards and foreign net operating losses. If the estimates indicate that we are unable to utilize all or a portion of the net deferred tax asset balance, currently $38.7 million, a greater valuation allowance will be recorded and charged to income tax expense in the fourth quarter.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity

There have been no material changes since December 31, 2002, other than those discussed herein, in our sources of liquidity, the factors likely to impact these sources or the adequacy of these sources to meet our needs for at least the following 12 months.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments increased 110% during the first nine months of 2003 due to cash flows from operations and proceeds from the issuance of common stock resulting from stock option exercises, offset in part by capital expenditures and acquisitions of businesses.

CONVERTIBLE SUBORDINATED DEBENTURES

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures in a private placement. The debentures are convertible into shares of our common stock based on an initial conversion price of $61.08, subject to adjustment, and mature in 2023. We incurred underwriters’ commissions and other debt issuance costs of approximately $8.0 million, which are deferred and included in other long-term assets in our consolidated balance sheets and are amortized to interest expense through the date that holders may first require us to redeem the debentures, June 9, 2008, using the straight-line method of amortization.

Key terms and conditions of the 0.5% convertible subordinated debentures are:

•

The base conversion price of $61.08 per share results in 16.3720 shares of common stock issued per $1,000 principal amount debenture (the conversion rate). Prior to June 9, 2008, if the applicable stock price is less than or equal to the base conversion price of $61.08, the conversion rate will be the base conversion rate. If the stock price is greater than the base conversion price,

19	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 2

the conversion rate will be adjusted according to a pre-determined formula. Notwithstanding the foregoing, in no event will the conversion rate exceed 26.2054. On or after June 9, 2008, the conversion rate will be fixed for the remainder of the term of the debentures at the conversion rate effective on the date that is eight trading days prior to June 9, 2008.

•	The debentures may be converted at the holder’s option only under one of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by S&P is below B- or by Moody’s is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.
•	We may redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest at any time on or after June 13, 2008.
•	Holders may require us to redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest on June 9, 2008, 2013 and 2018.
•	We will pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture (120% of the principal amount).

The conversion contingencies relating to the credit rating assigned to the debentures and the trading price of the debentures compared to the product of the closing price of our stock and the conversion rate in effect at such time, as well as the contingent interest feature, represent embedded derivatives. A valuation of these derivatives was performed upon issuance of the debentures and each quarter thereafter. The value of the derivatives in all reporting periods was insignificant.

CONVERTIBLE SUBORDINATED NOTES AND DEBT EXTINGUISHMENT COSTS

The net proceeds from the issuance of the convertible subordinated debentures and other funds were used to redeem our 5.0% convertible subordinated notes on July 10, 2003, for $261.1 million in cash, including $250.0 million of principal, $7.1 million of call premium and $4.0 million of accrued interest. In addition, we wrote off $4.6 million of unamortized debt issuance costs associated with these notes. The call premium and unamortized debt issuance costs comprise the debt extinguishment costs in our consolidated statements of income and cash flows.

SENIOR CREDIT FACILITY

On July 19, 2002, we entered into a credit agreement for a senior revolving credit facility with Bank of America, N.A. and certain other lenders from time to time party to the credit agreement. Pursuant to the terms of the senior credit facility, the financial institutions agreed to make available to us and certain of our subsidiaries a senior revolving credit facility of up to $85.0 million (including a $15.0 million sublimit for the issuances of letters of credit) which we may request to increase, on a one time basis, on or before June 30, 2004, by up to $40.0 million; provided, however, that each financial institution’s obligation to increase the amount of its lending commitment is at its sole discretion.

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

Capital Expenditures, Contractual Obligations and Rights and Guarantees

CAPITAL EXPENDITURES

There have been no material changes in our capital expenditure plans since December 31, 2002.

20	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 2

CONTRACTUAL OBLIGATIONS AND RIGHTS

The following table illustrates payments and receipts associated with significant contractual obligations and rights. The table assumes that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023 and that there are no borrowings under the senior credit facility, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018.

	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

(In thousands)

Subordinated debentures – principal payments	$—	$—	$—	$—	$—	$265,000	$265,000
Subordinated debentures – interest payments	663	1,325	1,325	1,325	1,325	20,537	26,500
Operating lease payments	20,976	19,624	19,347	19,052	18,225	116,589	213,813
Sublease receipts	(5,528)	(5,339)	(5,225)	(5,230)	(833)	—	(22,155)
Minimum royalty guarantee payments	5,509	6,367	5,700	3,046	325	—	20,947
Minimum guaranteed receipts	(1,167)	(2,146)	(2,250)	(937)	—	—	(6,500)

Net obligations	$20,453	$19,831	$18,897	$17,256	$19,042	$402,126	$497,605

GUARANTEES

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and third-party image providers to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in the event a claim arises in relation to an image they have provided. The third-party image providers are also required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess the range of possible payments and available recourse from our image providers. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at September 30, 2003 and December 31, 2002.

In the ordinary course of business, we enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services; agreements with distributors, under which we may indemnify them against claims arising from their distribution of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us; agreements with purchasers of business we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at September 30, 2003. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

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

Effective July 1, 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instru -

21	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 2

ments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Adoption of this statement did not have a material impact on our consolidated financial statements.

Effective July 1, 2003, we adopted the effective provisions of SFAS No. 150, “Accounting for Financial Instruments With Characteristics of Liabilities, Equity, or Both.” This statement requires certain types of financial instruments with characteristics of both liabilities and equity to be classified as liabilities because they represent obligations as opposed to ownership relationships. Adoption of this statement did not have a material impact on our consolidated financial statements.

Effective July 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” effective for all arrangements entered into on or after that date. Adoption of this pronouncement did not have a material impact on our consolidated financial statements.

FACTORS THAT MAY AFFECT THE BUSINESS

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST EXISTING OR POTENTIAL COMPETITORS

The visual content industry is highly competitive. We compete directly with a number of large and small visual content companies, news-wire services, and commissioned photographers to provide imagery to businesses. We believe that the principal competitive factors in the visual content industry are: the quality, timeliness, relevance and diversity of the creative and editorial images in a company’s collections; company reputation; effective use of developing technology; customer service; pricing; accessibility of imagery; distribution capability; and speed of fulfillment. Some of our existing and potential competitors may have or may develop resources superior to ours, or other such competitive advantages.

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

Because of these risks and others, it is possible that our future quarterly results may differ from the expectations of analysts and investors causing our stock price to fluctuate.

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

22	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 2

our future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the calculation of income from operations. The balance of goodwill at September 30, 2003 was $607.3 million.

Identifiable Intangible Assets      Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from the company and sold, transferred, licensed, rented or exchanged. In our case, these assets consist mostly of customer lists, covenants not to compete and trademarks, tradenames and copyrights. Identifiable intangible assets are generally valued based on discounted estimated future cash flows, which are inherently uncertain and therefore require management’s most difficult judgments. Should future cash flows associated with these assets not meet management’s current expectations, it is reasonably possible that we would be required to accelerate the amortization, or write off the impaired portion, of the unamortized balance of such assets. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (two to 10 years), which are determined in most cases based on contractual or other legal terms. The net balance of identifiable intangible assets at September 30, 2003 was $16.7 million.

Certain Long-Lived Assets      The useful lives of certain of our long-lived assets, including capitalized image content, hardware and software costs (included within property and equipment in our consolidated balance sheets), are based on the estimated period over which the assets are expected to provide a benefit to us. Should we determine at some point in the future that the useful lives of these assets are shorter than previously determined, we would be required to accelerate the depreciation, or possibly write off the impaired portion, of the undepreciated balance of such assets.

The estimated useful lives of image content, ranging from generally four years for contemporary content to 40 years for archival content, are determined based on sales history. Historical sales may not be indicative of future sales, and therefore, these estimated lives are inherently uncertain and require management’s most difficult judgments. The balance of capitalized image content costs, net of accumulated depreciation, was $57.1 million at September 30, 2003.

The three-year estimated useful life of hardware and software is determined based on prior experience with related technology and the expected future utility of the assets to us. As hardware and software providers’ future support of today’s technology and the future of technology in general are inherently uncertain, these estimated lives require management’s most difficult judgments. The balance of hardware and software, net of accumulated depreciation, was $33.5 million at September 30, 2003.

OUR DEFERRED TAX ASSETS WOULD CHANGE IF WE MODIFY OUR VALUATION ALLOWANCE.

Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2003, we had net deferred tax assets of $38.7 million, net of a valuation allowance of $28.3 million. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for our U.S. operations and tax-planning strategies, that it is more likely than not that we will realize the net deferred tax assets within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021.

In the event that actual results differ from management’s current expectations, the valuation allowance could materially change, directly impacting our consolidated financial statements. Management will reevaluate the valuation allowance during the fourth quarter of 2003 upon completion of updated estimates of taxable income for future periods. Should the estimates indicate that taxable income for future periods is sufficient to utilize more of the deferred tax asset than the net balance, all or a portion of the valuation allowance will be reversed in the fourth quarter. If the full valuation allowance is reversed in the fourth quarter of 2003, approximately $13.2 million and $15.1 million will be credited to income tax expense and additional paid-in capital, respectively. However, a portion of the valuation allowance may be retained for deferred tax assets that may not be fully recovered, such as capital loss carryforwards and foreign net operating losses. If the estimates indicate that we are unable to utilize all or a portion of the net deferred tax asset balance, currently $38.7 million, a greater valuation allowance will be recorded and charged to income tax expense in the fourth quarter.

SYSTEMS SECURITY RISKS AND CONCERNS MAY HARM OUR BUSINESS

An important component of e-commerce and online communications is the secure transmission of confidential information and the transaction of commerce over the Internet. Developments in computer capabilities, viruses, or other events could result in compromises or breaches of our systems or those of other websites and networks, jeopardizing proprietary and confidential information

23	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 2

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

WE MAY EXPERIENCE SYSTEM FAILURES AND SERVICE INTERRUPTIONS

The digitization and Internet distribution of our visual content is a key component of our business and growth strategy. As a result, our revenues are dependent on the ability of our customers to access and conduct transactions through our website. In the past, we have experienced infrequent system interruptions that made our website unavailable or prevented us from efficiently taking or fulfilling orders. We cannot guarantee that we can prevent future interruptions. Additionally, we depend on certain third-party software and system providers for the processing and distribution of our imagery and related products. System failures or interruptions, whether as a result of our internally developed systems or those of the third-party providers, may inconvenience our customers, result in negative publicity, and negatively impact our provision of services and the volume of images we license and deliver over the Internet.

We have focused significant resources and attention on the installation and development of enterprise systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interfaces, and other corporate administrative functions. We will need to continue upgrading these enterprise systems as well as our network infrastructure to accommodate increased traffic on our website, sales volume, and the processing of the resulting information. Without continued improvement and enhancements to our enterprise systems and network infrastructure, we may face system interruptions, poor response times, diminished customer service, impaired quality and speed of order fulfillment, and potential problems with our financial reporting.

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

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Executive Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer, collectively the Getty Group, owned approximately 19% of the outstanding shares of our common stock at September 30, 2003.

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

Getty Investments owns approximately 17% of the outstanding shares of our common stock at September 30, 2003. Mr. Mark H. Getty, our Executive Chairman serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan D. Klein, our Chief Executive Officer, and Mr. Andrew S. Garb, a member of our Board of Directors, serve on the Board of Directors of Getty Investments.

24	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 2

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

Existing or future laws and regulations that may impact our business include, but are not limited to, those that govern or restrict:

•	Privacy issues and data collection, processing, retention and transmission;
•	Pricing and taxation of goods and services offered over the Internet;
•	Website content, or the manner in which products and services may be offered over the Internet; and
•	Sources of liability for companies involved in Internet services or the Internet or e-commerce.

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

OUR ABILITY TO SERVICE OUR INDEBTEDNESS WILL DEPEND ON OUR FUTURE PERFORMANCE

Our level of indebtedness may pose substantial risks to our security holders, including the risk that we may not be able to generate sufficient cash flow to satisfy our obligations under our indebtedness or to meet our capital requirements. We will dedicate a portion of our cash flow to pay principal and interest on any amounts outstanding under our senior credit facility and our 0.5% convertible subordinated debentures due 2023. Our ability to service our indebtedness will depend on our future performance, which will be affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

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

25	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As our level of cash and cash equivalents, short-term investments and debt increased since year-end, our exposure to interest rate risk increased. Following are investment and debt cash flows and weighted average interest rates by stated maturity dates at September 30, 2003.

	STATED MATURITY DATE							FAIR VALUE

	2003	2004	2005	2006	2007	THEREAFTER	TOTAL	SEPTEMBER 30, 2003	DECEMBER 31, 2002

(In thousands, except percentages)

ASSETS
Short-term investments
Fixed rate	$28,912	$20,994	$15,788	$10,828	$12,011	$—	$88,533	$88,539	$40,707
Weighted average interest rate	3.23%	6.15%	4.42%	4.22%	3.15%	—	4.24%	—	—
LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$265,000	$265,000	$231,553	$—
Weighted average interest rate	—	—	—	—	—	0.5%	0.5%	—	—

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures in a private placement. The debentures are convertible into shares of our common stock based on an initial conversion price of $61.08, subject to adjustment, and mature in 2023. We will pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture (120% of the principal amount).

Foreign Currency Exchange Rate Risk

FOREIGN CURRENCY TRANSLATION

For reporting purposes, revenues and expenses are translated into U.S. dollars at the prior month’s average daily exchange rate as provided by Bloomberg LLC. If revenues had been translated into U.S. dollars at the weighted average monthly exchange rates used for translation in the corresponding period of the prior year, sales for the first nine months of 2003 would have been $367.0 million rather than $388.8 million.

FOREIGN CURRENCY REVALUATION

Foreign exchange gains of $1.7 million and losses of $0.1 million for the nine months ended September 30, 2003 and 2002, respectively, arose from the revaluation of foreign-currency denominated balances, other than long-term intercompany balances. These gains and losses are reported in the consolidated statements of income as exchange gains and losses. Foreign-currency denominated balances, other than long-term intercompany balances, in excess of $3.0 million individually are summarized below by the functional currency of the operation or subsidiary where the balances are recorded. Changes in balances since December 31, 2002 are principally due to sales, cash settlements, foreign currency revaluation, and forward foreign exchange contract activity. All September 30 balances are expected to settle within 12 months in the currencies listed.

26	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 3

	SEPTEMBER 30, 2003	DECEMBER 31, 2002

(In thousands)

British Pound Functional Currency
Receivables denominated in:
U.S. Dollar	$34,560	$14,697
Euro	11,078	5,904
Australian Dollar	1,103	4,713

Euro Functional Currency
Receivables denominated in:
British Pound	$8,458	$7,165

U.S. Dollar Functional Currency
Receivables denominated in:
British Pound	$39,884	$700
Euro	6,976	12,942
Forward Foreign Exchange Contracts denominated in:
British Pound	$(6,789)	$—
Euro	(7,521)	—

Foreign exchange gains of $12.2 million and $15.5 million for the nine months ended September 30, 2003 and 2002, respectively, arose from the revaluation of long-term intercompany balances. These gains are reported in accumulated other comprehensive income in the consolidated balance sheets. Foreign-currency denominated long-term intercompany balances in excess of $3.0 million individually, are summarized below by the functional currency of the operation or subsidiary where the balances are recorded. Changes in balances since December 31, 2002 represent intercompany transfers, the netting of offsetting balances and foreign currency revaluation.

	SEPTEMBER 30, 2003	DECEMBER 31, 2002

(In thousands)

British Pound Functional Currency
Receivables denominated in:
Euro	$13,078	$2,858
Australian Dollar	5,816	—
Payables denominated in:
U.S. Dollar	$(164,844)	$(230,944)

Canadian Dollar Functional Currency
Payables denominated in:
U.S. Dollar	$(11,348)	$(11,091)
British Pound	—	(3,639)

Euro Functional Currency
Receivables denominated in:
U.S. Dollar	$6,069	$(2,630)

U.S. Dollar Functional Currency
Receivables denominated in:
Euro	$32,895	$22,225
Payables denominated in:
British Pound	$636	$(68,827)
Canadian Dollar	(8,461)	(8,873)

27	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART I	ITEM 3

RISK MITIGATION

Derivative financial instruments, namely forward foreign currency exchange contracts, are used to reduce the impact of foreign currency exchange rate risks. Our forward contracts are generally denominated in British pounds and Euros and typically range from one to three months in original maturity. Gains and losses on these forward contracts are included in exchange gains and losses in our consolidated statements of income in the period in which the exchange rates change. At September 30, 2003, we held forward contracts to sell $7.5 million worth of Euros and $6.8 million worth of British pounds in U.S. dollar functional currency sets of books. The notional amounts of forward contracts for all other currencies at September 30, 2003 were less than $3.0 million individually. There were no forward contracts outstanding at December 31, 2002.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003, these disclosure controls and procedures were adequate.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures due 2023 in a private placement with Deutsche Bank Securities Inc. and Goldman, Sachs and Co. as initial purchasers. The debentures are convertible into shares of our common stock based on an initial conversion price of $61.08, subject to adjustment. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 144A of the Securities Act. However, pursuant to a registration rights agreement that we entered into with the initial purchasers, we filed a registration statement with the Securities and Exchange Commission on Form S-3 to register these securities. This registration statement has not yet been declared effective.

We used net proceeds from the issuance of the debentures and other funds to pay approximately $7.3 million in commissions to Deutsche Bank Securities Inc. and Goldman, Sachs & Co. and other issuance costs associated with the new debentures in the second quarter of 2003, and to pay the following costs in the third quarter of 2003: the principal of our $250.0 million 5.0% convertible subordinated notes due 2007; a $7.1 million call premium on these notes; $4.0 million in interest accrued on these notes; and $0.6 million in additional costs to issue the 0.5% convertible subordinated notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

28	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART II	ITEM 4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Reference is made to the Index of Exhibits beginning on page 30 for a list of all exhibits filed as part of this report.

(B) REPORTS ON FORM 8-K:

We filed one report on Form 8-K during the quarter ended September 30, 2003, as follows:

On July 23, 2003, we filed an 8-K for the purpose of furnishing to the Securities and Exchange Commission our press release announcing our financial results for the quarter ended June 30, 2003.

29	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

November 7, 2003

30	GETTY IMAGES, INC.	Q3 2003	FORM 10-Q	PART II	ITEM 6

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Elizabeth J. Huebner, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Elizabeth J. Huebner, CFO