Form 10-K
period 2003-12-31
GETTY IMAGES INC
filed 2004-03-12
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,855.1 million as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of $41.30 on the New York Stock Exchange reported on such date.

As of March 1, 2004, the registrant had 57,851,028 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to certain portions of our definitive Proxy Statement (to be filed) for the Annual Meeting of Stockholders to be held May 17, 2004.

An Index to Exhibits appears at Part IV, Item 15, pages 32 to 34 herein.

GETTY IMAGES, INC.	December 31, 2003	FORM 10-K

1	GETTY IMAGES, INC.	2003	FORM 10-K	PART I	ITEM 1

PART I

ITEM 1. BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Annual Report on Form 10-K, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of management’s views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in revenue, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those set forth herein under “Factors That May Affect the Business,” as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

In this Annual Report, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF THE BUSINESS

Overview

Getty Images, Inc. was founded in 1995 and is a leading provider of imagery and related products and services to businesses worldwide. We deliver our products digitally via the Internet and CD-ROMs. We are headquartered in Seattle, Washington, and operate company-owned offices serving customers in approximately 35 countries. In addition, our products are sold through a global network of distributors serving customers in approximately 65 countries. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry’s leading image collections under one centralized corporate structure.

We provide our high quality, relevant imagery to: creative professionals at advertising agencies, graphic design firms, corporations and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers. By aggregating the content of our various leading imagery collections on the Internet and partnering with other stock imagery providers, we offer a comprehensive and user-friendly solution for our customers’ imagery needs. Our goal is to leverage our internally developed search and e-commerce technology to continue to develop our position as a leader in the visual content industry.

Products, Services and Customers

PRODUCTS AND SERVICES

We offer our customers a variety of visual content products, including creative, or “stock” imagery (both still and moving images), editorial photography, archival imagery (both still and moving), illustrations and related products and services. Imagery is offered to customers through our creative photography collections (The Image Bank, Photodisc, Photographer’s Choice, Stone and Taxi), Getty Images Film and Getty Images Editorial (news, sports, entertainment and archival imagery), and collections of other imagery providers, such as Digital Vision, National Geographic and Time Life Pictures. These products and services are offered through our website, CD-ROMs and our international distribution network.

We also offer assignment services under which we handle all aspects of a custom photography project for a customer, such as photographing executives for an annual report, producing product shots for a brochure or documenting a news event. In 2003, we expanded our assignment services offering and now have a large number of experienced photographers on staff or on contract as well as a team of account managers dedicated to managing assignment photography projects.

2	GETTY IMAGES, INC.	2003	FORM 10-K	PART I	ITEM 1

CUSTOMERS

We serve a variety of customers in four major categories: creative customers (advertising and design agencies), editorial customers (publishing and media companies), corporate customers (in-house advertising groups and corporate communications departments) and film customers (film and broadcast production companies). Due to the wide variety of customers and channels to and through which our products and services are marketed, as well as their dispersion across many geographic areas, we are not dependent on a single customer or a few customers, the loss of which would have a material adverse effect on us.

Creative Customers    For our creative customers, we supply images that cover a wide variety of contemporary subjects including lifestyles, business, science, health and beauty, sports, transportation and travel. These customers usually have a commercial or advertising message they are trying to convey and, consequently, are typically looking for a specific conceptual image. Image relevance and accessibility are important factors in the customer’s decision. Advertising and design agency customers need to access imagery as part of their everyday working life.

Editorial Customers    We supply images to a customer base of professionals who use imagery in the publication of newspapers, books and magazines, both online and in traditional media. The imagery that is provided to these customers covers major political, news, social and sporting events ranging from contemporary photographs to imagery from the beginning of photography in the early nineteenth century. These customers are looking for imagery that conveys information to illustrate the story they are covering (such as a news, sports or entertainment event) and often require that the imagery be delivered during or immediately following the event.

Corporate Customers    We offer a variety of imagery to corporate communications departments and other business users. These customers require imagery for a wide range of business communication materials for internal and external use, including brochures, employee communications, annual reports, newsletters, websites and presentations.

Film Customers    We offer film (moving) imagery to customers engaged in producing commercial motion pictures, television advertisements and programming, trade show and promotional videos, documentaries and other film-based media. These customers require contemporary and archival film clips covering a broad range of topics.

Sources and Availability of Content

In 2003, we continued to increase the number and variety of images available to customers by entering into partnerships with other imagery providers through which we offer their photography and/or film collections on our website. We believe that by offering a selection of the highest quality images from other providers of visual content, we enhance our ability to serve our customers and to generate additional revenue with minimal incremental cost. In 2003, we added 13 new collections from other imagery partners to our website, including both still and moving imagery.

CREATIVE

To develop our creative imagery collections, we have creative research and imagery teams in Japan, London, Los Angeles, Munich, New York, Paris and Seattle that analyze customer requests and buying behavior and perform research in key markets in order to target and source images. We have contractual relationships with contributing photographers, including highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. In many cases, we provide on-site art direction for our photographers, working with them on location around the world. We accepted nearly 75,000 new images into our creative photography collections in 2003. All new images accepted into our collections are digitized, assigned keywords and posted on our website and are available for search, selection, license and download 24 hours a day, seven days a week. Because we accept imagery from a substantial number of contributors, including photographers and cinematographers, we do not rely on any single or small group of contributors to meet our content needs.

EDITORIAL

For editorial content, availability of imagery is time critical. To this end, we have picture desks (production hubs) in London and New York through which photographers submit imagery at any time. To produce our editorial content, we employ staff photographers and have contractual relationships with hundreds of additional photographers. In addition, we have made available on our website, a core collection of archival imagery of interest to editorial customers. We identify upcoming events that will generate demand for particular archival images and we actively market the availability of those images to our editorial customers. We also offer in-depth research services for our customers’ more extensive projects. We receive thousands of digital editorial images per week from our photographers around the world and make these available through our website and through a wire service. By using digital technologies, we are able to make new images available online within fifteen minutes of photographer transmission from major news, sports and entertainment events.

3	GETTY IMAGES, INC.	2003	FORM 10-K	PART I	ITEM 1

FILM

For our film collections, we maintain and license a growing library of commercially relevant cinematography covering a broad range of contemporary and archival subjects. Our film collections represent imagery from hundreds of cinematographers and film producers, and each film clip is cataloged for quick access and retrieval in film, videotape and digital formats.

Marketing, Sales and Distribution

MARKETING

We reach our customers through diverse marketing campaigns including: our website (online marketing); direct mail, e-mail, and printed catalogs (direct marketing); and demonstration reels. These campaigns aim to build awareness for the Getty Images brand, promote the latest imagery and related products and services available on gettyimages.com and highlight our latest products and services. We strive to provide relevant materials to our international markets by producing localized marketing materials, including local language and locally applicable content, where appropriate.

Online Marketing    Our website acts both as a marketing and sales tool, making the images of each collection available for search, selection, license and download online. For example, we often invite customers to view our latest creative photography in special “galleries” on our website. We also promote images available on CD-ROM and regularly provide a summary of the latest breaking stories in the editorial section of our website where customers can view, license and download available imagery.

Direct Marketing    Direct mail, e-mail and printed catalogs are part of our integrated marketing campaigns aimed at gaining new customers through prospecting and at promoting our latest imagery, products and services to our existing customer base. Over the past two years, we have shifted our marketing strategy from an emphasis on printed catalogs to a focus on e-mail marketing and new forms of interactive communications. We believe these forms are more cost-effective than printed catalogs, provide more opportunities for targeted marketing and better meet our customers’ needs.

Demonstration Reels    In addition to online and direct marketing, we market our film collections through demonstration reels sent directly to our existing and potential customers. These demonstration reels contain samples of available footage. In 2003, we added new film functionality to our website, which provides online access to our core film collection in digital format and enables customers to search, select, license and download film clips via the Internet.

SALES AND DISTRIBUTION

We license our imagery through our broad international distribution network of company-operated offices serving customers in approximately 35 countries. In addition, our imagery is licensed through distributors serving customers in approximately 65 countries. A direct sales force and key accounts management team target high volume users of images, while our technical support staff and training personnel, who have expertise in digital image applications, design tools and photo manipulation methodologies, assist customers in using our images.

We encourage our customers to take advantage of the comprehensive image search capabilities of our website and digital delivery of selected images. We believe the ability to search for, select, license and download images over the Internet offers our customers advantages in terms of convenience, speed and cost efficiency, and enables us to achieve greater economies of scale. Direct communication with our customers, however, remains a significant component of our sales strategy. Our sales representatives assist customers in finding the images they need and keep them informed about our newly offered products and services.

Product Rights    We maintain control of our products at all times. Customers may license rights to use single images, film clips or CD-ROM products containing multiple images. Certain types of images may be licensed on an exclusive basis for an additional fee. Customers may also license rights to our editorial images on a subscription basis. Ownership of imagery does not pass to customers who license the imagery; however, occasionally our customers will purchase imagery outright.

Licensing Methods    We group our image collections into three primary portfolios corresponding to our three main licensing methods: 1) rights-managed, including still and moving contemporary and archival imagery; 2) royalty-free, including still and moving imagery; and 3) subscriptions, encompassing selected editorial imagery only (customers may also license editorial images on an individual basis).

For rights-managed licensing, the license fee is based on how the image will be used, including geographical distribution, license duration, media, exclusivity and circulation. For example, an image to be used as an eighth of a page photo in a brochure to be distributed in one city for three months will cost less to license than an image to be used in a global advertising campaign for a year that

4	GETTY IMAGES, INC.	2003	FORM 10-K	PART I	ITEM 1

includes print advertising, billboards and point-of-purchase displays. For an additional fee, customers may also license exclusive rights to an image in a particular geography or industry for a prescribed period of time. We recently introduced Flexible License Packs, which offer customers a quick and cost effective way to license an image for multiple preset media without having to enter into individual license agreements.

For royalty-free licensing, the license fee is based on the size of the digital file, from standard resolution (generally one megabyte) to high resolution (generally 48 megabytes). Once the customer has licensed the image, that customer may use the image multiple times for multiple projects without paying additional fees. Royalty-free images may be licensed on a single image basis or as part of a collection of images on a CD-ROM.

Subscription licensing is available only for selected editorial images. Under this licensing method, customers pay a periodic fee and then may download as many of the selected editorial images as they need during the subscription period.

Operations and Technology

We employ a centralized and integrated technology platform as the foundation for our gettyimages.com website as well as our back-office systems. This platform enables customers to search, select, license and download our digital content (including photographs, film clips and illustrations) from one location, gettyimages.com. It also enables centralized sales order processing, customer database management, finance and accounting systems. These systems span multiple operational activities, including customer interaction, transaction processing, order fulfillment and invoicing.

In 2003, we improved our website offerings in several ways. We implemented a number of enhancements to our royalty-free collections, including additional price-point categories, larger digital file sizes and a number of new imagery collections. We also launched our new film offering, which provides online access to our core film collection in digital format and enables customers to search, select, license and download film clips via the Internet. We enhanced our rights-managed licensing process and our product merchandising functionality. In addition, we introduced virtual CD-ROMs that allow customers online access to groups of royalty-free images for one fee. We upgraded the user interface for the editorial section of our website adding new search and browse functionality, providing easier access to our full range of editorial imagery, including news, sport, entertainment, features, archival and publicity product offerings. We also added local currency pricing for a number of new international markets, including Australia, Hong Kong, Malaysia, New Zealand, Singapore, Thailand and The Philippines.

The technology architecture supporting gettyimages.com employs a set of software applications to: 1) categorize digital content and embed appropriate keywords and search data; 2) search large information databases across languages and linguistic context; 3) present detailed information related to specific digital content elements; 4) manage online e-commerce transactions for the license of much of our digital content; 5) manage invoice generation and accounts receivable from customers; and 6) track a broad range of intellectual property rights and permissions.

These services and systems use a combination of our proprietary technologies and commercially available licensed technologies. We focus our internal development efforts on creating and enhancing the specialized proprietary software that is unique to our business. We intend to continue to investigate, qualify and develop technology and internal systems that support key areas of our business to enhance the online and offline experience of our customers. In particular, we have implemented and continue to develop a flexible infrastructure that will facilitate the licensing and distribution of digital content from other imagery providers through our online e-commerce systems.

Certain of our image search, image selection, rights management, customer interaction, order collection, fulfillment and back-office systems are proprietary. These systems were designed to provide reliable e-commerce connectivity and responsive online customer interaction. Our systems infrastructure is hosted internally as well as at an external hosting provider. Both internal and external hosting centers provide 24-hour monitoring, power generators and limited back-up systems.

Competition

The market for visual content and related products and services is highly competitive. We believe that the principal competitive factors are: name recognition; company reputation; the quality, relevance, timeliness and diversity of the images in a company’s collections; the quality of contributing photographers and cinematographers under contract with a company; effective use of current and emerging technology; customer service; pricing; accessibility of imagery; distribution capability and speed of fulfillment. Our current and potential competitors include: other general visual content providers such as Corbis, Creatas, Photonica, Superstock and Zefa

5	GETTY IMAGES, INC.	2003	FORM 10-K	PART I	ITEM 1

Visual Media; specialized visual content companies that are well established in their local, content or product-specific markets such as Reuters News Service, the Associated Press, Action Images, WireImage and Zuma Press; stock film footage businesses such as Corbis Motion; and commissioned photographers. There are also hundreds of small stock photography and film footage agencies and image content aggregators throughout the world.

Intellectual Property

Most of the images in our collections are obtained from independent photographers and cinematographers on an exclusive basis. Professional photographers and cinematographers prefer to retain ownership of their work. As a result, copyright to an image remains with the contributing photographer or cinematographer in most cases, while we obtain the exclusive right to market the image on their behalf for a period of time. A substantial portion of the images in our editorial (news, sports, entertainment and archival) collections and certain images in our other collections are owned by us or are in the public domain.

We also own numerous trademarks that are important to our business. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks generally can be renewed indefinitely as long as the trademarks are in use.

Please see “Factors That May Affect the Business — Our Right to Use the Getty Images Trademarks Is Subject to Forfeiture in The Event We Experience a Change of Control” below for more information about certain of our trademarks.

Factors That May Affect the Business

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST COMPETITORS

See the discussion under “Competition” above.

OUR QUARTERLY FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to, the following:

•	demand for our existing and new content, products and services, and those of our competitors;
•	changes in our pricing policies and practices;
•	changes in the sales mix of our products and services, including the mix of licensed uses, company owned and licensed imagery, and the geographic distribution of such licenses;
•	our ability to attract and retain customers;
•	the effect of fluctuations in foreign exchange rates on the results of our operations;
•	costs related to potential acquisitions and development of technology, services, products, or new businesses; and
•	changes in U.S. and global capital markets and economies, or in applicable tax laws and regulations.

Because of these risks and others, it is possible that our future quarterly results may differ from management’s expectations and the expectations of analysts and investors, causing our stock price to fluctuate.

OTHER IMAGERY PARTNERS ARE IMPORTANT TO OUR BUSINESS

We have entered into commercial agreements with other businesses to host and license their imagery on the gettyimages.com website. These arrangements require resource and personnel commitments by us, limiting the number of images from other imagery partners we may host or integrate during a given period. Additionally, if there are problems with the relevancy, quality, or market and customer acceptance of this imagery, our revenues and operating results may be adversely affected.

IMPAIRMENT OF THE VALUE OF SIGNIFICANT ASSETS COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS

See “Critical Accounting Policies and Estimates and Assumptions” in Management’s Discussion and Analysis under Item 7 in Part II of this Annual Report on Form 10-K.

OUR DEFERRED TAX ASSETS WOULD CHANGE IF WE MODIFY OUR VALUATION ALLOWANCE.

See “Critical Accounting Policies and Estimates and Assumptions” in Management’s Discussion and Analysis under Item 7 in Part II of this Annual Report on Form 10-K.

6	GETTY IMAGES, INC.	2003	FORM 10-K	PART I	ITEM 1

SYSTEMS SECURITY RISKS AND CONCERNS MAY HARM OUR BUSINESS

An important component of e-commerce and online communications is the secure transmission of confidential information and the transaction of commerce over the Internet. Developments in computer capabilities, viruses, or other events could result in compromises or breaches of our systems or those of other websites and networks, jeopardizing proprietary and confidential information belonging to us or our customers, or causing potentially serious interruptions in our services, sales or operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Additionally, any well-publicized compromises of our security system or the Internet may reduce our customers’ desire to transact business over the Internet.

WE MAY EXPERIENCE SYSTEM FAILURES AND SERVICE INTERRUPTIONS

The digitization and Internet distribution of our visual content continues to be a key component of our business and growth strategy. As a result, our revenues are dependent on the ability of our customers to access and conduct transactions through our website. In the past, we have experienced infrequent system interruptions that made our website unavailable or prevented us from efficiently taking or fulfilling orders. We cannot guarantee that we can prevent future interruptions. Additionally, we depend on certain third-party software and system providers for the processing and distribution of our imagery and related products and services. System failures or interruptions, whether as a result of our internally developed systems or those of the third-party providers, may inconvenience our customers, result in negative publicity, and negatively affect our provision of services and the volume of images we license and deliver over the Internet.

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

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Executive Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer, collectively the Getty Group, owned approximately 18% of the outstanding shares of our common stock at March 1, 2004. Getty Investments alone owned approximately 17% of the outstanding shares of our common stock at March 1, 2004. Mr. Mark H. Getty, our Executive Chairman, serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan D. Klein, our Chief Executive Officer, and Mr. Andrew S. Garb, a member of our Board of Directors, serve on the Board of Directors of Getty Investments.

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

7	GETTY IMAGES, INC.	2003	FORM 10-K	PART I	ITEM 1

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

Existing or future laws and regulations that may impact our business include, but are not limited to, those that govern or restrict:

•	privacy issues and data collection, processing, retention and transmission;
•	pricing and taxation of goods and services offered over the Internet;
•	website content, or the manner in which products and services may be offered over the Internet; and
•	sources of liability for companies involved in Internet services or e-commerce.

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

OUR INDEBTEDNESS COULD REDUCE OUR FLEXIBILITY

Restrictive covenants of our senior credit facility may limit our flexibility in planning for, or reacting to, changes in our business and competitive environment. While we currently anticipate that our available sources of liquidity will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months, changes in U.S. and global capital markets and economies, including significant fluctuations in interest rates and the price of our equity securities, or fluctuations in the results of our operations may impede our access to, or increase the cost of, external financing for our operations and any acquisitions.

Relationship with Our Employees

At December 31, 2003, we had 1,608 employees. Of these, 858 were located in North America, 617 in Europe and 133 in the rest of the world. We believe that we have satisfactory relations with our employees.

Governmental Regulation

All of our facilities, including those in the U.S., are subject to environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, earnings or competitive position.

8	GETTY IMAGES, INC.	2003	FORM 10-K	PART I	ITEM I

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

The segment information required herein is contained in Item 6 “Selected Consolidated Financial Data” in Part II of this Annual Report on Form 10-K and is incorporated by reference herein.

The geographic information required herein is contained in Note 12 to our Consolidated Financial Statements “Business Segments and Geographic Areas” in Part IV, Item 15(A) of this Annual Report on Form 10-K and is incorporated by reference herein.

AVAILABLE INFORMATION

We file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. We maintain an Internet site, http://www.gettyimages.com, where we make these reports and related amendments available free of charge as soon as reasonably practicable after we electronically file such material with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics, and charters for the Audit, Compensation, and Nominating and Corporate Governance Committees are available in the Corporate Governance section of gettyimages.com. The Guidelines, Codes and charters are also available in print to any stockholder on request. Please write to Investor Relations Department, Getty Images, Inc., 601 N. 34th Street, Seattle, Washington 98103. Our website and the information contained therein or connected thereto are not incorporated by reference into this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our principal executive offices and worldwide headquarters are located in Seattle, Washington. We also have a significant presence in New York City, New York and London, England. All facilities data included in this Item is as of March 1, 2004.

In Seattle, we lease approximately 209,800 square feet of office space under three leases. Leases covering approximately 29,600 square feet and 180,200 square feet expire in September of 2004 and August of 2013, respectively. Approximately 36,100 square feet of the total leased space has been identified as excess, of which approximately 29,050 square feet is currently subleased.

In New York, we lease approximately 246,500 square feet of office space under three leases, which expire in March of 2015. Approximately 145,800 square feet of the total leased space has been identified as excess, all of which is currently subleased.

In London, we lease approximately 68,900 square feet of office space under five leases. Leases covering approximately 1,500 square feet, 23,200 square feet, 9,800 square feet, 14,400 square feet and 20,000 square feet expire in June of 2004, October of 2010, March of 2014, October of 2015 and September of 2016, respectively. All of the space in London is used for our operations.

We also lease approximately 171,250 square feet of office space in key business centers in other cities around the world. Approximately 45,650 square feet of this space is identified as excess, of which approximately 29,750 square feet is currently subleased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2003.

9	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low

Year ended December 31, 2003
First quarter	$32.290	$25.800
Second quarter	41.390	26.750
Third quarter	43.600	31.950
Fourth quarter	51.000	35.590

Year ended December 31, 2002
First quarter	$30.250	$18.250
Second quarter	38.480	17.890
Third quarter	23.280	13.190
Fourth quarter	31.700	17.590

On March 5, 2004, the closing market price of our common stock as reported on the NYSE was $52.87 per share.

Holders

There were approximately 95 holders of record of our common stock on March 5, 2004.

Dividends

We have not paid or declared any dividends on our common stock since our inception and anticipate that we will retain our future earnings to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our general financial condition and general business conditions. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. In addition, our current senior credit facility prohibits the payment of dividends.

Unregistered Securities

There were no unregistered securities issued during the fourth quarter of fiscal year 2003.

10	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 6

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto included in Part IV, Item 15(A) and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this report. Historical results are not necessarily indicative of the results to be expected in the future.

YEARS ENDED DECEMBER 31,	2003	2002	2001	2000	1999

(In thousands, except per share amounts and ratios)

Consolidated Statements of Operations Data
Revenue	$523,196	$463,011	$450,985	$484,846	$247,840
Income (loss) before income taxes	87,716	36,087	(98,662)	(164,151)	(69,493)
Net income (loss)	64,017	21,468	(95,312)	(169,334)	(67,833)
Net income (loss) per share
Basic	$1.16	$0.40	$(1.84)	$(3.40)	$(1.94)
Diluted	1.11	0.39	(1.84)	(3.40)	(1.94)
Shares used in computing per share amounts
Basic	55,412	53,084	51,723	49,708	35,049
Diluted	57,496	55,455	51,723	49,708	35,049

Other Operating Data
Ratio of earnings to fixed charges[1]	6.5	2.7	N/A	N/A	N/A
Deficiency of earnings to fixed charges[2]	$—	$—	$98,662	$164,151	$69,493

Consolidated Balance Sheets Data
Total assets	$1,224,084	$1,025,055	$993,081	$1,100,636	$939,569
Long-term debt, net of current maturities	265,011	244,739	256,215	274,427	101,802

[1]	Ratio of earnings to fixed charges means the ratio of income before fixed charges and income taxes to fixed charges, where fixed charges are the aggregate of interest expense, including amortization of debt issuance costs, and an allocation of rental charges to approximate equivalent interest.

[2]	Due to net losses incurred in 2001, 2000 and 1999, the ratio of earnings to fixed charges in those years was less than 1:1. We would have had to generate additional earnings in the amounts indicated in the table to have achieved a ratio of 1:1.

11	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part IV, Item 15(A), Part I, Item 1. “Business” and Part I, Item 6. “Selected Consolidated Financial Data.”

GENERAL

Background

We are a leading provider of high quality, relevant imagery and related services to creative professionals at advertising agencies, graphic design firms, corporations, and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers.

Revenue

We generate our revenue from licensing rights to use imagery and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving licensing rights to use single still (non-moving) images, film clips or CD-ROM products containing multiple images. We also generate revenue from subscription or bulk purchase agreements under which customers are provided access to imagery online.

STILL IMAGERY

The majority of the still imagery that we license is broken down into three portfolios: rights-managed, royalty-free, and editorial. Rights-managed images are licensed by customers on a use-by-use basis and generally have higher license fees based on the intended use of the image, including type of media, geographical distribution, license duration, circulation and level of exclusivity.

Royalty-free images are licensed by customers on a nonexclusive basis and can be used for multiple projects over an unlimited time period. License fees for royalty-free CD-ROM products are generally the same for each licensee, while license fees for single royalty-free images differ depending on the size of the digital file, from standard resolution (generally one megabyte) to high resolution (generally 48 megabytes).

Editorial imagery consists of news, sports, entertainment and archival imagery, and is licensed on a single image or subscription basis.

FILM

We also maintain a portfolio of film, or moving imagery, which we license on a rights-managed or royalty-free basis. License fees for rights-managed and royalty-free film are based on the same factors as license fees for the respective still imagery.

Cost of Sales

Our cost of sales on images licensed to our customers primarily consists of commission payments to contributors, comprised of photographers, cinematographers and other imagery partners. These contributors are under contract with us and typically receive payments of up to 40% of the revenue, depending on the portfolio (as discussed above) and where the imagery is licensed (licenses outside a contributor’s home territory result in lower commissions). We own a significant number of the images in our collections, and these images do not require commission payments.

Our imagery is also licensed through distributors worldwide. Licenses through distributors comprised approximately 7% of our revenue in 2003 and approximately 8% of our revenue in both 2002 and 2001. Distributors typically earn and retain 35% to 40% of the license fee, and we recognize the remaining 60% to 65% as revenue. Commissions paid to contributors on distributor revenue are 30% of the total license fee. This results in an average gross margin of approximately 50% to 54% on distributor revenue.

Critical Accounting Policies and Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the revenues and expenses reported during the period. Following are accounting policies that management believes are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain.

12	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Goodwill arising from business combinations prior to July 1, 2001 was amortized over the associated estimated useful lives, ranging from three to 30 years. Amortization of goodwill for 2001 was $66.1 million. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This statement required us to cease amortization of goodwill and alternatively test the goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, we must estimate the implied fair value of our goodwill. We estimate the implied fair value based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, our future weighted average cost of capital, and our future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. At August 31, 2003, our annual valuation date, the implied fair value of our goodwill exceeded its carrying value by $1.2 billion, causing management to believe that impairment is unlikely in the near future. The balance of goodwill at December 31, 2003 was $603.0 million.

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from us and sold, transferred, licensed, rented, or exchanged. The majority of the $16.6 million net book value of our identifiable intangible assets at December 31, 2003 consisted of customer lists ($7.9 million) and trademarks, trade names and copyrights ($6.6 million). Identifiable intangible assets are generally valued based on discounted future cash flows that management estimates will be generated by the assets and are amortized on a straight-line basis over their estimated useful lives (see “Estimated Useful Lives of Certain Long-Lived Assets” below for more information).

ESTIMATED USEFUL LIVES OF CERTAIN LONG-LIVED ASSETS

The estimated useful lives of our most significant property and equipment and identifiable intangible assets are discussed below. Should we determine at some point in the future that the useful lives of these assets are shorter than estimated, it is reasonably possible that we would be required to accelerate the amortization, or write off the impaired portion, of the unamortized balance of these assets.

PROPERTY AND EQUIPMENT

The majority of the $123.3 million net book value of our property and equipment at December 31, 2003 consisted of image content ($58.4 million), hardware and software ($36.4 million) and leasehold improvements ($21.5 million).

The estimated useful lives of image content are determined based on the average life of imagery that is currently generating revenue. Periodically, we perform analyses of populations of imagery that are representative of all of our image collections. These analyses have shown that the average life of contemporary imagery approximates four years and that the average life of archival imagery approximates 40 years. Historical revenue may not be indicative of future revenue, and therefore, these estimated useful lives are inherently uncertain and require management’s most difficult judgments.

The three-year estimated useful life of hardware and software is determined based on prior experience with related technology and the expected future utility of the assets to us based on our operating plans. As hardware and software providers’ future support of today’s technology and the future of technology in general are inherently uncertain, these estimated useful lives require management’s most difficult judgments. These lives are reviewed whenever events or changes in circumstances indicate that revisions may be required, such as significant technological developments, or the failure of a vendor to continue to support a particular version of software.

Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the improvement, ranging from two to 20 years, with the majority of the net book value invested in assets with original estimated useful lives ranging from 11 to 13 years. The estimated useful lives of improvements are determined based on our prior experience with similar assets and the expected future utility of the assets to us based on our operating plans. Our future operating plans could change and we may choose to, or be required to, terminate our leases and thereby abandon our leasehold improvements prior to the termination of the lease or the end of the otherwise estimated useful life. As such, these estimated useful lives require management’s most difficult judgments. These lives are reviewed whenever events or changes in circumstances indicate that revisions may be required, such as a planned move to or from, or remodeling of, a leased space.

13	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

IDENTIFIABLE INTANGIBLE ASSETS

As discussed above, the majority of the net book value of our identifiable intangible assets at December 31, 2003 consisted of customer lists and trademarks, trade names and copyrights. We are required to evaluate the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during 2003. Any future revisions would be applied prospectively.

The estimated useful lives of customer lists, ranging from five to seven years, are determined based on our prior experience with customers in general and revenue we expect to generate through these specific customers in the future. As customers are free to terminate their relationship with us at any time, as our past experience with one group of customers may not be indicative of our future experience with another group, and as past revenue may not be indicative of future revenue, the estimation of these useful lives requires management’s most difficult judgments.

The estimated useful lives of trademarks, trade names and copyrights, ranging from two to 10 years, are generally based on contractual or other legal terms. As these assets’ useful lives may terminate prior to their contractual life due to changes in operating plans, brand strategy, acquisition or disposition of businesses, and legal action, among other circumstances, the estimation of these useful lives requires management’s most difficult judgments.

INCOME TAXES

We analyze our tax positions and record estimates in our consolidated balance sheets for potential tax liabilities that may arise in the future relating to current and prior tax periods. These estimates require management’s most difficult judgments as they are based on interpretations of tax laws. These balances are reviewed periodically, and to the extent that future liabilities differ from management’s estimates, it is reasonably possible that we would be required to increase or decrease our estimates of these liabilities through an entry to income tax expense in our consolidated statements of operations.

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

In the fourth quarter of 2003, we updated our estimated future taxable income for our U.S. operations and determined that it was more likely than not that we would realize more of the deferred tax asset than the net balance at that date. Therefore, we reduced our valuation allowance by $25.3 million, with $10.2 million related to net operating losses reversed through a credit to income tax expense and $15.1 million related to employee stock option exercises reversed through a credit to additional paid-in capital. We retained approximately $3.0 million of the valuation allowance relating to deferred tax assets generated from capital loss carryforwards and foreign net operating losses that we may not fully recover. As of December 31, 2003, we had net deferred tax assets of $75.8 million.

The deferred tax assets in respect of loss carryforwards and the related loss carryforwards at December 31, 2003 expire as follows:

	DEFERRED TAXES	NET OPERATING LOSS CARRYFORWARDS

(In thousands)

Between 2018 and 2021 (domestic)	$45,669	$119,552
Between 2004 and 2009 (foreign)	1,977	4,862
Indefinite (foreign)	2,144	6,418

Totals	$49,790	$130,832

The remaining $26.0 million in deferred tax assets relate to temporary differences between book and tax income and, to the extent that they are not absorbed by future taxable income, they will increase future net operating losses. Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for its U.S. operations and tax-planning

14	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

strategies, that it is more likely than not that the domestic net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021. In the event that actual results differ from management’s current expectations, the valuation allowance could materially change, directly impacting our consolidated financial statements. We will reevaluate the valuation allowance each year upon completion of updated estimates of taxable income for future periods. If the estimates indicate that we are unable to use all or a portion of the net deferred tax asset balance, a greater valuation allowance will be recorded and charged to income tax expense in the period of that determination, which could be in advance of the expiration of the loss carryforwards.

FOREIGN EXCHANGE

Foreign exchange gains and losses that arise from changes in the exchange rates underlying foreign-currency denominated assets and liabilities, other than long-term intercompany balances, are included in our consolidated statements of operations for the period in which the exchange rates change. Foreign exchange gains and losses that arise from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future, are reported in accumulated other comprehensive income in our consolidated balance sheets. The classification of these balances as long-term is one of management’s most difficult judgments as the future cash needs of the parent company and each subsidiary are uncertain. Should we reclassify and settle a portion of these intercompany balances at some time in the future due to domestic cash needs or for other purposes, these intercompany balances would be redesignated as short-term, and all future revaluation gains and losses would be recorded in our consolidated statements of operations. In addition, should we dispose of one of the subsidiaries with which we have a long-term intercompany balance, the accumulated other comprehensive income or loss associated with that entity would be included in the calculation of the gain or loss on the disposal of the subsidiary. See Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for disclosure of significant long-term intercompany balances.

Foreign exchange gains of $26.3 million and $21.0 million and losses of $9.2 million for the years ended December 31, 2003, 2002 and 2001, respectively, arose from changes in the exchange rates underlying intercompany balances deemed to be long-term in nature and therefore were excluded from our consolidated statements of operations and included in our consolidated balance sheets as a component of accumulated other comprehensive income.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers and distributors. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate, therefore, the allowance for doubtful accounts requires management’s most difficult judgments. Should future uncollectible amounts not reflect management’s current estimates, it is reasonably possible that we would be required to increase the allowance for doubtful accounts or write off specific uncollectible balances through bad debt expense included in selling, general and administrative expenses in our consolidated statements of operations. The percentage of our investment in trade receivables, net of allowances for doubtful accounts and sales returns, more than 90 days old as of December 31, 2003 and 2002 was 10% and 14%, respectively.

Catalogs

As described in Part IV, Item 15(A), Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies,” effective October 1, 2001, the costs of producing image marketing catalogs are expensed upon initial distribution of each catalog rather than deferred and amortized. This change was required because our financial information systems implemented at that time no longer permit us to directly associate image revenue with specific catalogs. In addition, over the past two years, we have shifted our marketing strategy from an emphasis on printed catalogs to a focus on e-mail marketing and new forms of interactive communications. We believe these forms are more cost-effective than printed catalogs, provide more opportunities for targeted marketing and better meet our customers’ needs.

15	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

Below is a table showing direct catalog production costs and amortization of any such costs that were deferred, and their impact on our consolidated statements of operations:

	Selling, general and administrative expenses	Amortization

(In thousands)

2003
Direct catalog production costs	$3,912	$—

2002
Direct catalog production costs	$6,632	$—
Amortization of deferred catalog costs	—	9,642

	$6,632	$9,642

2001
Direct catalog production costs	$3,594	$—
Amortization of deferred catalog costs	8,781	6,714

	$12,375	$6,714

Direct catalog production costs were recorded to deferred catalog costs in our consolidated balance sheets prior to October 1, 2001 and to selling, general and administrative expenses in our consolidated statements of operations thereafter. Amortization of catalog costs that had been recorded to deferred catalog costs prior to October 1, 2001 was included in selling, general and administrative expenses in our consolidated statements of operations prior to October 1, 2001 and in amortization in our consolidated statements of operations thereafter until fully amortized at September 30, 2002.

Acquisitions

All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations since the respective dates of acquisition are included in our consolidated results. These acquisitions were not significant, individually or in the aggregate, to the company as a whole for any period presented, therefore, pro forma financial information is not presented.

FISCAL YEAR 2003

During the first quarter of 2003, we acquired ImageDirect, Inc., an editorial photography agency, for a purchase price (including liabilities assumed) of $4.5 million. The portion of the purchase price allocated to goodwill was $3.2 million, with the remaining purchase price allocated to identifiable intangible and tangible assets and liabilities, none of which were individually material. None of the goodwill recognized is expected to be deductible for tax purposes.

During the second quarter of 2003, we acquired Mission Studios Limited, a United Kingdom-based entertainment photography agency. The purchase price was insignificant and was allocated to goodwill and identifiable intangible and tangible assets and liabilities. None of the goodwill recognized is expected to be deductible for tax purposes.

We acquired these two companies to expand our editorial offerings in order to meet growing consumer and media demand for this type of imagery. The main factor that contributed to purchase prices in excess of the fair value of identifiable tangible and intangible assets acquired is our ability to grow the revenue of these businesses more significantly than an average market participant through our gettyimages.com website without adding significant cost.

During the fourth quarter of 2003, we acquired The Image Bank (TIB) distributor in Munich, Germany for a purchase price (including liabilities assumed) of €3.1 million (approximately $3.9 million). The portion of the purchase price allocated to goodwill was €2.4 million (approximately $3.1 million), with the remaining purchase price allocated to identifiable intangible assets and liabilities, none of which were individually material. All of the goodwill recognized is expected to be deductible for tax purposes. We acquired this com -

16	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

pany in order to license imagery directly to customers in this region rather than through a distributor. The main factors that contributed to a purchase price in excess of the fair value of identifiable tangible and intangible assets acquired is our ability to retain, on all future revenue, the 40% royalty we paid to this company, as well as the two factors discussed above with respect to ImageDirect, Inc. and Mission Studios Limited.

FISCAL YEARS 2002 AND 2001

We acquired certain assets of the TIB distributors in Denmark and Singapore in 2002, and we acquired the TIB distributor in Australia and certain assets of the TIB distributor in Brazil in 2001, the purchase prices for which were insignificant to the company as a whole for any period presented.

RESULTS OF OPERATIONS

Executive Overview

We achieved our primary objective for 2003, revenue growth, as demonstrated by the 13% increase in our revenue year over year. This objective was achieved despite challenging market conditions most of the year and was due mainly to continued strength of foreign currencies relative to the U.S. dollar, price increases, successful revitalization of our royalty-free imagery portfolio and expansion of our partnerships with other imagery providers. Revenue growth in 2003 was achieved while maintaining lowered levels of selling, general and administrative expenses, resulting in a significant increase in operating income and operating margin (the percentage derived by dividing income from operations by revenue).

For 2004, our primary objective is again to grow revenue, primarily through increased focus on a sales and marketing approach targeted to the specific product and pricing needs of various customer groups. In particular, we will strive to increase our penetration into the editorial market, the Japanese market, and markets for new revenue streams, such as assignment photography. In addition to these initiatives, we expect revenue for 2004 to benefit from a recovery in the market for visual content. This market is very difficult to measure; however, based on information received from our customers, we believe that the market began to recover in the fourth quarter of 2003. We plan to grow revenue in 2004 without increasing selling, general and administrative expenses proportionately, thus increasing operating margin.

Risks specific to achieving our goals for 2004 include: a reversal of the market recovery trend we experienced in the fourth quarter of 2003; failure to increase our penetration into the editorial market; failure of the Japanese market to transition to licensing imagery over the Internet or to a new imagery provider; and failure to successfully market, or respond to demand for, assignment photography.

Discussion and Analysis of Results

Below are selected financial highlights from our results of operations and corresponding management discussion. All figures in tables are shown in thousands, except percentages and price per image figures.

During 2002, we began tracking our financial performance, in part, based on income from operations and operating margin. Income from operations and operating margin should not be considered alternatives to net income as indicators of our operating performance, but should be considered supplemental indicators.

17	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

2003 Results of Operations Compared to 2002 Results of Operations

Following are key revenue and gross margin metrics for 2003 and 2002:

YEARS ENDED DECEMBER 31,	2003	2002

PORTFOLIOS AS A PERCENTAGE OF REVENUE
Rights-managed still imagery	52%	56%
Royalty-free still imagery	31%	27%
Editorial imagery	10%	10%[1]
Film	6%	6%

GROSS MARGIN
Rights-managed still imagery	66%	66%
Royalty-free still imagery	78%	80%
Editorial imagery	82%	89%[1]
Film	72%	72%

APPROXIMATE PRICE PER IMAGE (Americas, Europe, Middle East, Africa)[2,3]
Rights-managed still imagery	$560	$535
Royalty-free still imagery	150	105
Film (2002 is North America only)[4]	615	565

[1]	Prior period editorial figures include those of our archival collection, which was transitioned into this portfolio in the fourth quarter of 2003.

[2]	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore is not included in this table.

[3]	All price per image figures are rounded to the nearest $5 and represent the approximate prices of images licensed by us directly to our customers, not through distributors.

[4]	Approximate film price per image was available for North America only in 2002 due to limitations of legacy financial systems.

REVENUE

	YEARS ENDED DECEMBER 31,		YEAR OVER YEAR

	2003	2002	$ change	% change

Revenue	$523,196	$463,011	$60,185	13.0

Revenue increased year over year due to:

•	a $29.7 million positive impact of changes in foreign currency exchange rates on the translation of revenue generated in foreign countries, mainly Europe and the United Kingdom (U.K.);
•	pricing, including selective price increases (most significantly within our royalty-free portfolio), reduced levels of discounting and a shift in the mix of licensed uses towards higher priced uses; and
•	the introduction of additional image collections from other imagery partners to the gettyimages.com website and increases in the volume of licenses of previously introduced imagery from other imagery partners.

Partially offsetting these increases were declines in the volume of images licensed in certain Getty Images collections.

Excluding the impact of foreign-currency translation, revenue increased year over year in multiple geographical areas, particularly the U.S., Canada and several European countries. Revenue increased year over year across most image collections due to the same factors as overall revenue growth.

18	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

GROSS PROFIT AND GROSS MARGIN

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of revenue	2002	% of revenue	$ change	% change

Gross profit and gross margin	$374,853	71.6	$334,931	72.3	$39,922	11.9

Despite an increase in our gross profit year over year, gross margin declined in 2003 due to an increase in licenses of imagery from other imagery partners within all portfolios, offset in part by a shift in revenue mix from lower margin rights-managed imagery to higher margin royalty-free imagery. Management currently expects overall gross margin to decrease slightly in 2004 due to a shift back towards licenses of rights-managed imagery and continued expansion of our partnerships with other imagery providers.

AMORTIZATION

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of revenue	2002	% of revenue	$ change	% change

Amortization	$4,052	0.8	$14,999	3.2	$(10,947)	(73.0)

Amortization decreased year over year mainly due to the cessation of catalog amortization, which was $9.6 million for 2002. Catalog production costs are recorded in selling, general and administrative expenses upon initial distribution of each catalog effective October 1, 2001, and all deferred catalog costs were fully amortized by September 30, 2002. Based on the balance of identifiable intangible assets at December 31, 2003, management expects amortization to approximate $4.3 million in 2004. Any significant acquisitions involving identifiable intangible assets could materially increase this estimate.

INCOME FROM OPERATIONS AND OPERATING MARGIN

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of revenue	2002	% of revenue	$ change	% change

Income from operations and operating margin	$103,269	19.7	$49,425	10.7	$53,844	108.9

Income from operations and operating margin increased in 2003 due mainly to higher revenue and the cessation of catalog amortization, offset in part by lower gross margin, all of which are discussed in detail above. Management currently expects income from operations and operating margin to continue to improve in 2004 due to expected increases in revenue as compared to relatively flat operating expenses.

DEBT EXTINGUISHMENT COSTS

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of revenue	2002	% of revenue	$ change	% change

Debt extinguishment costs	$(11,777)	(2.3)	$—	—	$ (11,777)	(100.0)

On July 10, 2003, the net proceeds from the issuance of our 0.5% convertible subordinated debentures and other funds were used to redeem our 5.0% convertible subordinated notes, for $261.1 million in cash, including $250.0 million of principal, $7.1 million of call premium and $4.0 million of accrued interest. In addition, we wrote off $4.6 million of unamortized debt issuance costs associated with these notes. The call premium and unamortized debt issuance costs comprise debt extinguishment costs.

19	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

INTEREST EXPENSE

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of revenue	2002	% of revenue	$ change	% change

Interest expense	$(9,765)	(1.9)	$(15,364)	(3.3)	$5,599	36.4

Interest expense decreased from 2002 principally due to the repayment of our 5.0% convertible subordinated notes and issuance of 0.5% convertible subordinated debentures in July and June of 2003, respectively. Interest expense on the new 0.5% convertible subordinated debentures will approximate $1.3 million per year, compared to interest expense on the extinguished 5.0% convertible subordinated notes that approximated $12.5 million per year.

INTEREST INCOME

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of revenue	2002	% of revenue	$ change	% change

Interest income	$4,102	0.8	$1,600	0.3	$2,502	156.4

Interest income increased in 2003 due to higher cash and short-term investment balances, offset in part by a decrease in interest rates. Management expects interest income to increase in 2004; however, future interest income will depend on future interest rates and cash and short-term investment balances. These balances can fluctuate significantly due to a number of circumstances, including possible businesses combinations and employee stock option exercises.

INCOME TAX EXPENSE

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of income before tax	2002	% of income before tax	$ change	% change

Income tax expense	$(23,699)	(27.0)	$(14,619)	(40.5)	$(9,080)	(62.1)

Income tax expense increased over the prior year due to higher income before taxes, offset in part by the reversal of $10.2 million of our deferred tax asset valuation allowance through a credit to income tax expense (see “Income Taxes” within “Critical Accounting Policies and Estimates and Assumptions” above for more information). Our effective tax rates were 27.0% and 40.5% in 2003 and 2002, respectively. The decrease in the effective tax rate for 2003 was due mainly to the valuation allowance reversal through income tax expense and to a lesser extent was due to increased book income compared to permanent differences, principally non-deductible expenses, which did not increase proportionately.

As of December 31, 2003, we had net deferred tax assets of $75.8 million, net of a valuation allowance of $3.0 million. Although realization is not assured, management believes, based on current estimates of near-term future taxable income and our tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized.

2002 Results of Operations Compared to 2001 Results of Operations

REVENUE

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of revenue	2001	% of revenue	$ change	% change

Revenue	$463,011	100.0	$450,985	100.0	$12,026	2.7

20	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

Revenue increased due to significant year over year growth in the second half of 2002, offset in part by year over year declines in the first half of 2002. Revenue for the first half of 2002 declined from the first half of 2001 due mainly to $6.7 million in revenue declines for Art.com and American Royal Arts (ARA), disposed of in May of 2001 and April of 2002, respectively, continuation of the downturn in the advertising and media sectors brought on in 2001 by general economic conditions in the U.S. and abroad, as well as the negative impact of changes in foreign currency exchange rates on the translation of revenue denominated in foreign currencies. Revenue growth for the second half of 2002 over the same period of 2001 was due mainly to: the introduction of additional royalty-free image collections from other imagery partners to the gettyimages.com website; selective price increases; and the positive impact of changes in foreign currency exchange rates on the translation of revenue denominated in foreign currencies. The net impact of changes in foreign currency exchange rates, particularly Euros and British pounds to U.S. dollars, on revenue recorded for 2002 was an increase in revenue of approximately $4.4 million.

Geographically, revenue increased year over year in many countries, including the U.S., Australia, the U.K. and several other European countries. Revenue increased year over year across multiple image collections, including previously introduced and newly introduced imagery from other imagery partners, imagery in a rights-managed collection that was rebranded mid-year, and editorial imagery. Revenue growth in these collections resulted from the same factors that caused overall revenue growth for the second half of the year. Revenue in our largest royalty-free collection and film collections declined in 2002.

GROSS PROFIT AND GROSS MARGIN

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of revenue	2001	% of revenue	$ change	% change

Gross profit and gross margin	$334,931	72.3	$328,595	72.9	$6,336	1.9

Despite an increase in our gross profit year over year, gross margin declined to 72.3% in 2002 principally due to an increase in licenses of lower margin images. During the second half of 2002, we added royalty-free images from other imagery partners to the gettyimages.com website that contribute approximately 50% gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of revenue	2001	% of revenue	$ change	% change

SG&A	$208,450	45.0	$234,816	52.1	$(26,366)	(11.2)

Selling, general and administrative expenses were lower for 2002 due mainly to declines of approximately $14 million in advertising and marketing, $5 million in professional fees and $3 million in payroll and related costs. Approximately $6.0 million of the overall year over year decline was due to the disposition of Art.com and ARA.

Advertising and marketing expenses were down year over year due to the elimination of marketing materials considered duplicative upon consolidation of certain of our image collections and reduced catalog costs (as discussed under “Catalogs” above). Professional fees were down year over year due to planned reductions in spending. Full time equivalent employees at December 31, 2002 and 2001 were approximately 1,649 and 1,845, respectively, a year over year decline of 196 employees or 11% of the workforce. Payroll and related expenses declined year over year, but not proportional to the decline in headcount. This was due to salary increases effective in April of 2002, increased commissions paid to sales personnel and bonuses accrued relative to 2002 financial performance.

AMORTIZATION

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of revenue	2001	% of revenue	$ change	% change

Amortization	$14,999	3.2	$80,775	17.9	$ (65,776)	(81.4)

21	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

Amortization decreased year over year due mainly to the cessation of goodwill amortization in accordance with SFAS No. 142, offset in part by the inclusion of $9.6 million in amortization of deferred catalog costs in 2002 as compared to $6.7 million in 2001. Goodwill amortization for 2001 was $66.1 million.

INCOME (LOSS) FROM OPERATIONS AND OPERATING MARGIN

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of revenue	2001	% of revenue	$ change	% change

Income (loss) from operations and operating margin	$49,425	10.7	$(77,582)	(17.2)	$127,007	163.7

Income from operations increased in 2002 due mainly to the cessation of goodwill amortization, higher revenue and lower selling, general and administrative expenses, offset in part by lower gross margin, all of which are discussed in detail above. In addition, integration and restructuring costs, the loss on impairment of assets, and the loss on abandoned and subleased property that were incurred in 2001 did not recur in 2002.

INCOME TAXES

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2002	% of revenue	2001	% of revenue	$ change	% change

Income tax expense (benefit)	$14,619	3.2	$(3,350)	(0.7)	$17,969	536.4

Income tax expense increased over the prior year due to higher income before taxes and an increase in our effective tax rate. Our effective tax rates were 40.5% and 38.8% in 2002 and 2001, respectively. For 2001, the effective tax rate excluded the effect of the valuation allowance and items that are not tax deductible, including amortization of goodwill and the loss on impairment of long-lived assets. The increase in the effective tax rate for 2002 was due to variations in the profit mix and tax rates in the countries in which we operated and the effect of an increase in the valuation allowance in 2002 to offset the benefit associated with a capital loss that will likely never be recognized for tax purposes.

FINANCIAL CONDITION

Liquidity

Our working capital, or current assets less current liabilities, at December 31, 2003 and 2002 was $292.4 million and $101.9 million, respectively. Cash and cash equivalents and short-term investments at these dates were $307.6 million and $116.8 million, respectively. These balances plus cash that we expect to generate through investing and financing activities are expected to meet our liquidity needs for the next 12 months. We expect that our main sources of cash in 2004 will be revenue collected and proceeds from the issuance of stock through employee stock option exercises. However, we also expect to generate cash through other operating and financing activities. Many of our expenses arise through non-cancelable commitments that we will be required to pay regardless of our financial condition. See discussion of these commitments in “Capital Expenditures, Contractual Obligations and Rights and Guarantees” below.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities was $158.1 million, $105.5 million and $45.3 million for 2003, 2002 and 2001, respectively. The increase in operating cash flows from year to year resulted mainly from increased revenue collected (increased revenue and lower days sales outstanding), as well as from selling, general and administrative expenses that declined from 2001 to 2002 and remained relatively flat in 2003. Management currently expects revenue collections to continue to increase in 2004 with relatively proportional increases in cost of sales. Selling, general and administrative expenses are expected to remain relatively flat in 2004. These operating cash flows are reasonably likely to be impacted by the following circumstances:

•	unexpected fluctuations in revenue and cost of sales;
•	inability to maintain lowered levels of days sales outstanding; and
•	unanticipated selling, general and administrative expenses.

22	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

Operating cash flows may also be negatively affected by changes in interest rates and income tax laws, as well as the general risks discussed in Part I, Item 1 of this Annual Report on Form 10-K under “Factors That May Affect the Business.”

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $70.8 million, $3.1 million and $6.1 million for 2003, 2002 and 2001, respectively. The significant increase in cash provided by financing activities from 2002 to 2003 resulted mainly from a significant increase in proceeds from the issuance of stock through employee stock option exercises and net repayment of long-term debt in 2002. The decrease in cash provided by financing activities from 2001 to 2002 resulted from net repayment of long-term debt, offset in part by increased proceeds from the issuance of stock through employee stock option exercises. Cash flows provided by financing activities in 2004 will likely consist mainly of proceeds from the issuance of stock through employee stock option exercises. Stock option exercises typically increase or decrease relative to changes in our stock price and are generally out of the control of management. Approximately 5.7 million stock options were exercisable at December 31, 2003 with a weighted-average exercise price of $23.12. We do not currently anticipate borrowing funds under the senior credit facility, but may elect to do so at any time if other sources of liquidity are insufficient to achieve company objectives. See key terms and conditions of our senior credit facility below.

Senior Credit Facility    At December 31, 2003, we had $81.3 million available under an $85.0 million senior revolving credit facility with a consortium of banks. The used portion of the line of credit represents letters of credit aggregating $3.7 million. We may request to increase the amount available under this credit facility, on a one time basis, on or before June 30, 2004, by up to $40.0 million; provided, however, that each financial institution’s obligation to increase the amount of its lending commitment is at its sole discretion.

Additional key terms and conditions of the facility are:

•	Borrowings under the facility are collateralized by all of the capital stock of certain of our domestic subsidiaries, 65% of the capital stock of certain foreign subsidiaries, and certain of our and our subsidiaries’ assets, primarily trademarks, current assets and property and equipment.

•	Primary financial covenants include maintenance of: a maximum leverage ratio of 3.25, stepping down to 3.0 for fiscal quarters ending December 31, 2003 and thereafter; a minimum fixed charge coverage ratio of 1.5; and a minimum consolidated net worth not less than $484.3 million, plus 50% of future consolidated quarterly net income ($41.4 million through December 31, 2003), plus 100% of future aggregate increases in stockholders’ equity through the issuance and sale of stock ($104.4 million through December 31, 2003).

•	Borrowings bear an annual interest rate of either i) LIBOR, plus a spread ranging from 0.875% to 1.625% depending on our leverage ratio or ii) the higher of a) the Federal Funds rate, plus 0.500% or b) the rate of interest in effect for such day as publicly announced by Bank of America as its “prime rate,” plus a spread ranging from zero to 0.250% depending on our leverage ratio.

•	We pay a commitment fee for unutilized facilities between 0.250% and 0.400% annually, depending on our leverage ratio.

•	The facility expires July 19, 2005.

•	Restrictions on payments include: 1) no principal payments on any subordinated debt in excess of $100 million provided that we maintain cash and cash equivalents and short term investment balances of no less than $50 million in excess of amounts outstanding under the senior credit facility during the three month period commencing on the date of such repayment; 2) no purchases of shares of our own stock in excess of the sum of the number of unexercised employee stock options as of the date of the agreement (approximately 10.9 million shares) and any future employee stock option grants (approximately 1.0 million shares through December 31, 2003); 3) no payments in excess of $3.0 million to subsidiaries that are not guarantors of the credit facility; and 4) no dividends or other distribution with respect to capital stock.

•	Acquisitions of and investments in third parties are allowed without consent of the lenders, provided they do not exceed $15 million in the aggregate in any fiscal year or $30 million in any rolling three year period. If the cash price of any acquisition exceeds $15 million, lenders representing at least 50% of the total commitments under the facility must approve the transaction.

•	Letters of credit issued by the lender reduce the amount available under the line of credit.

•	The lenders may, at their option, call for repayment of any principal borrowed under the facility, plus accrued interest, if a change in control occurs.

Management believes we are in compliance with the financial covenants of the senior credit facility agreement. As stated above, management does not currently anticipate borrowing funds under the senior credit facility, but could elect to do so at any time as long as we remain in compliance with the financial covenants and other terms and conditions of the facility.

23	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

Capital Expenditures, Contractual Obligations and Rights and Guarantees

CAPITAL EXPENDITURES

We spent $35.3 million, $39.5 million and $72.7 million on capital expenditures in 2003, 2002 and 2001, respectively. The decline in 2003 resulted from decreased image content costs capitalized, and in 2002 resulted from the completion of significant improvements of newly leased facilities and the implementation of new back-office support systems. We had no material commitments for capital expenditures at December 31, 2003. However, we plan to spend approximately $35 million on capital expenditures in 2004, mostly related to image content and technology and a small amount related to facilities improvements. Image content costs capitalized in 2004 will include imaging equipment and costs to create, digitize and edit new imagery in order to meet our current and prospective customers’ demands for visual content. Technology capital expenditures will consist of significant internal use software development, including: e-commerce enabling the editorial portion of gettyimages.com; unified customer registration and search across all products and services on gettyimages.com; and launch of a Japanese version of gettyimages.com, including local language, currency and image content, and related back office support systems. Facilities capital expenditures for 2004 will include leasehold improvements and furniture and fixtures. The anticipated sources of funds for these expenditures are current cash and short-term investment balances and cash flows provided by operations, but could include any of the sources discussed under “Liquidity” above.

CONTRACTUAL OBLIGATIONS AND RIGHTS

The following table illustrates payments and receipts associated with significant, enforceable and legally binding contractual obligations and rights that are non-cancelable without significant penalty. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as we currently intend to fulfill each of these obligations and exercise each of these rights. The table assumes that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023 and that there are no borrowings under the senior credit facility, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018 (see additional terms under “Convertible Subordinated Debentures” below).

YEARS ENDED DECEMBER 31,	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures – principal payments	$—	$—	$—	$—	$—	$265,000	$265,000
Convertible subordinated debentures – interest payments	1,325	1,325	1,325	1,325	1,325	19,212	25,837
Operating lease payments	20,118	19,902	19,620	18,692	18,595	99,795	196,722
Sublease receipts	(5,370)	(5,269)	(5,275)	(881)	(51)	—	(16,846)
Minimum royalty guarantee payments	6,752	5,980	3,497	860	—	—	17,089
Other purchase commitments	1,468	416	8	9	—	—	1,901
Minimum guaranteed receipts	(2,146)	(2,250)	(937)	—	—	—	(5,333)

Net commitments	$22,147	$20,104	$18,238	$20,005	$19,869	$384,007	$484,370

Purchase orders, certain sponsorships and donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table.

Our Board of Directors has authorized us to repurchase our common stock on the open market from time to time, not to exceed $50 million in any six-month period. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash and short-term investment balances, our stock price, general business conditions and other factors, including alternative investment opportunities and restrictive covenants imposed by our senior credit facility. We will also continue to consider selective acquisitions of businesses or assets of businesses. We have not paid or declared any dividends since inception, and our Board of Directors does not currently anticipate changing this practice.

Convertible Subordinated Debentures On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures in a private placement. The debentures are convertible into shares of our common stock based on an initial conversion price of $61.08, subject to adjustment, and mature in 2023. We incurred underwriters’ commissions and other debt issuance costs of approximately

24	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

$8.0 million, which are deferred and included in other long-term assets in our consolidated balance sheets and are amortized to interest expense through the date that holders may first require us to redeem the debentures, June 9, 2008, using the straight-line method of amortization.

Key terms and conditions of the 0.5% convertible subordinated debentures are:

•	The base conversion price of $61.08 per share results in 16.3720 shares of common stock issued per $1,000 principal amount debenture (the base conversion rate). Prior to June 9, 2008, if the applicable stock price is less than or equal to the base conversion price of $61.08, the conversion rate will be the base conversion rate. If the stock price is greater than the base conversion price, the conversion rate will be adjusted according to a pre-determined formula. Notwithstanding the foregoing, in no event will the conversion rate exceed 26.2054. On or after June 9, 2008, the conversion rate will be fixed for the remainder of the term of the debentures at the conversion rate effective on the date that is eight trading days prior to June 9, 2008.
•	The debentures may be converted at the holder’s option only under one of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by Standard and Poor’s is below B- or by Moody’s Investor Services is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.
•	We may redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest at any time on or after June 13, 2008.
•	Holders may require us to redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest on June 9, 2008, 2013 and 2018.
•	We are required to pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture (120% of the principal amount).

The conversion contingencies relating to the credit rating assigned to the debentures and the trading price of the debentures compared to the product of the closing price of our stock and the conversion rate in effect at such time, as well as the contingent interest feature, represent embedded derivatives. A valuation of the fair value of these derivatives was performed upon issuance of the debentures and each quarter thereafter. The fair value of the derivatives in all reporting periods was insignificant.

GUARANTEES

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other imagery partners to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in the event a claim arises in relation to an image they have provided. Other imagery partners are also required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at December 31, 2003 and 2002.

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services; agreements with distributors, under which we may indemnify them against claims arising from their distribution of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us; agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

25	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at December 31, 2003 or 2002. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

Certain subsidiaries of Getty Images, Inc., the parent company, have guaranteed the repayment of any outstanding balance on the $85.0 million senior credit facility in the event of default by Getty Images, Inc. Letters of credit aggregating $3.7 million have been issued under this facility, which would require repayment by the subsidiaries under this guarantee if the parent company were to default.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 17, 2003, the SEC issued Staff Accounting Bulletin No. 104 “Revenue Recognition.” This staff accounting bulletin revises or rescinds portions of previous staff accounting bulletins in order to make the guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. As the provisions of this bulletin were included in SEC staff accounting bulletins and other authoritative guidance that we had previously adopted, this bulletin did not have an impact on our consolidated financial statements.

On July 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” effective for all arrangements entered into on or after that date. Adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation, such as an obligation to return leased property to its original state, be recognized in the period in which the obligation is incurred if a reasonable estimate of the fair value of the obligation can be made. The fair value of the obligation is capitalized as part of the carrying amount of the long-lived asset and as an asset retirement obligation liability. The long-lived asset is depreciated over its estimated useful life, and the retirement obligation liability increases over the term of the obligation until it comes due with a corresponding charge to accretion expense. Accretion expense is classified as an operating expense in our consolidated statements of operations and represents the effect of the passage of time on the amount of a liability. Adoption of this statement did not have an impact on our consolidated financial statements.

26	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, primarily related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The table below provides information about our financial instruments for which the fair values are sensitive to changes in interest rates. For investments, the table presents cash flows and weighted average interest rates by stated maturity dates. For debt obligations, the table presents principal cash flows and weighted average interest rates by stated maturity dates. All instruments are denominated and presented in U.S. dollars.

	STATED MATURITY DATE							FAIR VALUE AT DECEMBER 31,

	2004	2005	2006	2007	2008	Thereafter	Total	2003	2002

(In thousands, except percentages)

ASSETS
Short-term investments
Fixed rate	$20,135	$28,223	$36,668	$51,438	$15,811	$15,250	$167,525	$167,525	$40,707
Weighted average interest rate	3.39%	3.85%	3.20%	3.04%	3.47%	3.02%	3.29%	—	—

LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$265,000	$265,000	$301,210	$234,063
Weighted average interest rate	—	—	—	—	—	0.50%	0.50%	—	—

SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2003 consisted of $167.5 million in available-for-sale federal agency mortgage backed securities, corporate bonds, U.S. Treasury obligations and money market funds carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income. Available-for-sale investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

LONG-TERM DEBT

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

Foreign Currency Exchange Rate Risk

We conduct our business primarily in the U.S. and Europe, with transactions and cash flows denominated primarily in U.S. dollars, Euros and British pounds. The functional currency of the parent company is U.S. dollars, while the functional currency of each subsidiary is their local currency. All of our foreign currency exchange rates are provided by Bloomberg LLC.

FOREIGN CURRENCY TRANSACTIONS

The parent company and many of our subsidiaries enter into transactions that are denominated in currencies other than their functional currencies (foreign currencies). Some of these transactions result in foreign currency denominated assets and liabilities, for

27	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7A

which the amount of cash to be received or paid in the future remains fixed in the foreign currency but changes from month to month in the entity’s functional currency as the exchange rate between the foreign currency and the functional currency fluctuates. The changes in the amount of functional currency to be received or paid are transaction gains and losses, which are, with the exception of those related to long-term intercompany balances (see below), reported in exchange gains and losses in our consolidated statements of operations in the periods in which the exchange rates fluctuate.

Transaction gains and losses arising from assets and liabilities denominated in the same foreign currencies may offset each other, in part, through what we refer to as natural hedging. For example, if a U.S. dollar functional currency entity holds both a receivable and a payable denominated in Euros, and the U.S. dollar weakens against the Euro, the entity will experience a gain on its receivable and a loss on its payable. Where our foreign currency denominated assets and liabilities are not naturally hedged, we may enter into forward foreign currency exchange contracts to reduce the impact of transaction gains and losses. Our forward contracts generally: range from one to three months in original maturity; are held by our U.S. and U.K. functional currency companies; and require the sale of British pounds and Euros and the purchase of functional currencies. These forward contracts are economic hedges of our exposures but have not been designated as hedges for financial reporting purposes. Gains and losses resulting from the fluctuation in the exchange rates underlying these forward contracts are recorded in exchange gains and losses in our consolidated statements of operations in the periods in which the exchange rates fluctuate.

We recognized net transaction gains of $2.1 million and $0.4 million and losses of $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Foreign-currency denominated assets and liabilities, other than long-term intercompany balances (discussed below), which are subject to transaction gains and losses each month, were outstanding at December 31, 2003, and were in excess of $3.0 million individually are summarized below by the functional currency of the operation or subsidiary where the balances are recorded. Changes in balances since December 31, 2002 are principally due to revenue, cash settlements, foreign currency revaluation, and forward foreign exchange contract activity. All balances at December 31, 2003 are expected to settle in 2004 in the currencies listed.

DECEMBER 31,	2003	2002

(In thousands)

British Pound Functional Currency
Receivables denominated in:
U.S. Dollars	$730	$14,697
Euros	7,394	5,904
Australian Dollars	462	4,713
Forward foreign currency exchange contracts:
Receive British Pounds/Pay Euros
Contract amount (€2,440 notional amount)	$(3,456)	$—
Weighted average contractual settlement rate	0.70	—

Euro Functional Currency
Receivables (payables) denominated in:
British Pounds	$(3,796)	$7,165

U.S. Dollar Functional Currency
Receivables denominated in:
British Pounds	$8,513	$700
Euros	4,178	12,942
Forward foreign currency exchange contracts:
Receive U.S. Dollars/Pay British Pounds
Contract amount (£3,850 notional amount)	$(6,869)	$—
Weighted average contractual settlement rate	1.71	—
Receive U.S. Dollars/Pay Euros
Contract amount (€7,565 notional amount)	(9,530)	—
Weighted average contractual settlement rate	1.19	—

28	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7A

Foreign currency denominated intercompany balances that are of a long-term investment nature are also subject to transaction gains and losses each month, as the amount of functional currency that would be received or paid on settlement fluctuates each month as the underlying exchange rates change. However, because settlement is not planned or anticipated in the foreseeable future, these transaction gains and losses are reported in accumulated other comprehensive income in our consolidated balance sheets in the same manner as translation adjustments (see discussion below). Foreign exchange gains of $26.3 million and $21.0 million and losses of $9.2 million for the years ended December 31, 2003, 2002 and 2001, respectively, arose from the revaluation of such balances. Foreign-currency denominated long-term intercompany balances outstanding at December 31, 2003 and in excess of $3.0 million individually are summarized below by the functional currency of the books where the balances are recorded. Changes in balances since December 31, 2002 represent intercompany transfers, the netting of offsetting balances and foreign currency revaluation.

DECEMBER 31,	2003	2002

(In thousands)

Australian Dollar Functional Currency
Payables denominated in:
U.S. Dollars	$(3,533)	$(2,811)

British Pound Functional Currency
Receivables denominated in:
Euros	$14,140	$2,858
Australian Dollars	6,434	—
Payables denominated in:
U.S. Dollars	$(164,844)	$(230,944)

Canadian Dollar Functional Currency
Payables denominated in:
U.S. Dollars	$(11,348)	$(11,091)
British Pounds	—	(3,639)

Euro Functional Currency
Receivables (payables) denominated in:
British Pounds	$3,395	$2,917
U.S. Dollars	5,312	(2,630)

Japanese Yen Functional Currency
Payables denominated in:
U.S. Dollars	$(3,323)	$(2,193)

U.S. Dollar Functional Currency
Receivables (payables) denominated in:
British Pounds	$683	$(68,827)
Euros	35,569	22,225
Payables denominated in:
Canadian Dollars	$(8,842)	$(8,873)

FOREIGN CURRENCY TRANSLATION

Our reporting currency is U.S. dollars. At the end of each month, the balance sheets and statements of operations of the parent company and each subsidiary are translated into U.S. dollars, where necessary, and then consolidated. Monthly revenues and expenses of non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the prior month’s average daily exchange rate, while most of their assets and liabilities are translated into U.S. dollars at the rate of exchange on the last day of the

29	GETTY IMAGES, INC.	2003	FORM 10-K	PART II	ITEM 7A

current month and other assets and liabilities are translated at historical rates where applicable. Due to the use of these different exchange rates, translation adjustments arise, which are reported in accumulated other comprehensive income in our consolidated balance sheets.

We recognized translation adjustment losses of $14.2 million and $11.0 million in 2003 and 2002, respectively, and gains of $8.4 million in 2001. Accumulated translation adjustments at December 31, 2003 and 2002 were a loss of $9.7 million and a gain of $4.6 million, respectively. Accumulated translation adjustments will remain in our consolidated balance sheets until such time as we sell or otherwise dispose of a foreign subsidiary, if ever. The accumulated translation adjustment associated with such a subsidiary would be included in the calculation of the gain or loss on the disposal of the subsidiary. Changes from 2002 to 2003 in the exchange rates used to translate the results of operations of subsidiaries with non-U.S. dollar functional currencies resulted in increases in U.S. dollar reported revenue, selling, general and administrative expenses and deprecation of $29.7 million, $8.4 million and $1.6 million, respectively.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(A) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, these disclosure controls and procedures were adequate.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the last fiscal quarter of 2003, there were no changes in the company’s internal control over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

30	GETTY IMAGES, INC.	2003	FORM 10-K	PART III	ITEM 12

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the Getty Images, Inc. 1998 Stock Incentive Plan (the Plan), the Board of Directors has the discretion to grant stock options underlying shares of common stock at the fair market value of our common stock on the grant date and other stock-based awards. Options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion vesting monthly over the remaining three years. The terms of other stock-based awards, such as restricted stock, vary from grant to grant.

A total of 13 million shares are reserved for issuance under the Plan. Shares under options and other stock-based awards that lapse due to cancellation or expiration are available for re-issuance. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date.

Below is a summary of stock-based awards outstanding and available for future issuance at December 31, 2003:

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Stock Options and Vesting of Restricted Stock Awards Outstanding	Weighted Average Exercise Price	Number of Shares Available for Future Issuance

Equity compensation plans approved by security holders	7,445,944	$24.77	786,566
Equity compensation plans not approved by security holders	24,999	15.80	—

The 24,999 shares in the table above represent options remaining under grants made outside of the Plan in 2001 to three non-executive members of our Board of Directors. The terms of these options are substantially identical to those granted under the Plan.

Of the 7,445,944 securities to be issued upon exercise of options and vesting of restricted stock outstanding under the Plan, 609,915 shares under options were assumed in connection with business combinations. The weighted average exercise price of these assumed options is $13.46.

The formula used to calculate the 786,566 shares under stock-based awards available for future issuance is the total 13 million shares authorized for issuance under the Plan less stock-based awards granted under the Plan, not including those assumed in connection with business combinations, plus options and other stock-based awards that have lapsed.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

31	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT

1.	Consolidated Financial Statements (See Index to Consolidated Financial Statements on page F-1 of this Report);

2.	Index to Financial Statement Schedule:

Page

Report of Independent Auditors on Financial Statement Schedule	S-1
Schedule II	S-2

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in our Consolidated Financial Statements or notes thereto.

(B) REPORTS ON FORM 8-K

We filed two reports on Form 8-K during the quarter ended December 31, 2003, as follows:

On October 22, 2003, we filed an 8-K for the purpose of furnishing to the Securities and Exchange Commission our press release announcing our financial results for the quarter ended September 30, 2003.

On December 12, 2003, we filed an 8-K for the purpose of furnishing to the Securities and Exchange Commission our press release announcing financial guidance for the year ending December 31, 2004 and the first quarter of 2004, and updating financial guidance for the fourth quarter ending December 31, 2003.

32	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(C)

(C) EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Getty Images, Inc. (10)

3.2	Bylaws of Getty Images, Inc. (11)

4.1	Indenture relating to Getty Images, Inc.’s 5.00% Subordinated Convertible Notes due 2007, dated March 13, 2000, between Getty Images, Inc. and The Bank of New York (8)

4.2	Certificate of Designations of Series A Special Voting Preferred Stock (12)

4.3	Certificate of Designations of Series B Special Voting Preferred Stock (12)

4.4	Specimen Common Stock certificate (14)

4.5	Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures due 2023, dated June 9, 2003 (14)

4.6	First Supplemental Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures due 2023, dated July 30, 2003 (14)

4.7	Form of Debenture (14)

10.1	Employment Agreement between Getty Communications plc and Mark Getty dated February 9, 1998 (3)

10.2	Employment Agreement between Getty Images, Inc. and Jonathan Klein, effective October 1, 2001 (6)

10.3	Employment Agreement between Getty Images, Inc. and Elizabeth J. Huebner, dated August 1, 2002 (10)

10.4	Employment Agreement between Getty Images, Inc. and A.D. “Bud” Albers, dated January 2, 2002 (9)

10.5	Separation Agreement between Getty Images, Inc. and A.D. “Bud” Albers, dated January 28, 2003 (13)

10.6	Credit Agreement, dated July 19, 2002, among Getty Images, Inc. and Bank of America, N.A. (10)

10.7	Stockholders’ Transaction Agreement, dated as of September 15, 1997, among Getty Images, Inc., certain stockholders of PhotoDisc, Inc. and Mark Torrance, as representative of the stockholders (1)

10.8	Restated Option Agreement among Getty Images, Inc., Getty Communications plc and Getty Investments L.L.C. dated February 9, 1998 (15)

10.9	Stockholders’ Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc. dated February 9, 1998 (15)

10.10	Registration Rights Agreement among Getty Images, Inc., PDI, L.L.C. and Mark Torrance (15)

10.11	Registration Rights Agreement among Getty Images, Inc. and Getty Investments L.L.C. (15)

10.12	Restated Shareholders’ Agreement among Getty Images, Inc., Getty Investments L.L.C. and the Investors named therein dated February 9, 1998 (15)

10.13	Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Simon Thornley, Brian Wolske, Lawrence Gould, Jonathan Klein and Mark Getty and Form of Amendment among Getty Images, Inc., Getty Communications plc, Lawrence Gould, Jonathan Klein and Mark Getty (15)

10.14	Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Crediton Limited and October 1993 Trust and Form of Amendment among Getty Images, Inc., Getty Communications plc, Crediton Limited and October 1993 Trust (15)

10.15	Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Hambro European Ventures Limited, Hambro Group Investments Limited, RIT Capital Partners plc and Anthony Stone and Form of Amendment among Getty Images, Inc., Getty Communications plc and The Schwartzberg Family L.P. (15)

10.16	Registration Rights Agreement dated July 25, 1997 between Getty Communications plc and the Schwartzberg Family L.P. and Form of Amendment among Getty Images, Inc., Getty Communications plc and the Schwartzberg Family L.P. (15)

33	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(C)

Exhibit Number		Description of Exhibit

10.17		Form of Registration Rights Agreement between Getty Images, Inc. and each of the individual stockholders of Art.com (7)

10.18		Registration Rights Agreement, dated as of March 13, 2000, among Getty Images, Inc., Morgan Stanley & Co., Inc., Deutsche Bank Securities, Inc., SG Cowen Securities Corp. and Hambrecht & Quist, LLC (8)

10.19		Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated January 1998 (15)

10.20		Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated November 22, 1999 (4)

10.21		Form of Indemnity among Getty Images, Inc., Getty Communications plc and each of Mark Getty, Mark Torrance, Jonathan Klein, Lawrence Gould, Andrew Garb, Manny Fernandez, Christopher Sporborg, Anthony Stone and James Bailey (15)

10.22		Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited (2)

10.23		Lease dated March 11, 1993 between Bantry Investments Limited and Tony Stone Associates Limited (2)

10.24		Counterpart Lease dated March 11, 1993 between Bantry Investments Limited and Tony Stone Associates Limited (2)

10.25		Lease dated October 23, 1990 between Bantry Investments Limited and Tony Stone Associates Limited (2)

10.26		Lease dated July 27, 1999 between Bedford Property Investors, Inc. and Getty Images, Inc. (4)

10.27		Lease dated November 30, 1999 between the Quadrant Corporation and Getty Images, Inc. (4)

10.28		Sublease dated August 1998 between SVG Distribution, Inc. and PhotoDisc, Inc. (5)

10.29		Lease dated March 31, 2000 between Tri-Energy Productions, Inc. and CST Water Garden II, LLC (8)

10.30		Lease dated April 1, 2000 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (8)

10.31		Lease dated December 13, 1993 between Visual Communications Limited and Carroll Development Corporation Limited (8)

10.32		Sublease dated November 5, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (6)

10.33		Amendment to Sublease dated November 20, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (6)

10.34		First Amendment of Lease dated October 31, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (6)

10.35		Second Amendment of Lease dated November 20, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (6)

10.36		Getty Images, Inc. 1998 Stock Incentive Plan (10)

10.37		Employment Agreement between Getty Images, Inc. and Jeffrey L. Beyle, dated August 1, 2002 (13)

10.38		Registration Rights Agreement dated June 9, 2003 among Getty Images, Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (14)

10.39		First Amendment to the Credit Agreement entered into as of June 27, 2003 among Getty Images, Inc. and Bank of America N.A (14)

10.40		Third Amendment to the Stockholders’ Agreement dated February 9, 1998 among Getty Images, Inc. and certain stockholders of Getty Images, Inc. effective May 1, 2003 (14)

10.41	*	Employment Agreement between Getty Images, Inc. and Jonathan D. Klein, effective February 1, 2004

12.1	*	Statement regarding computation of ratio of earnings to fixed charges

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Accountants

31.1	*	Section 302 Certification by Jonathan D. Klein, CEO

34	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(C)

Exhibit Number		Description of Exhibit

31.2	*	Section 302 Certification by Elizabeth J. Huebner, CFO

32.1	*	Section 906 Certification by Jonathan D. Klein, CEO

32.2	*	Section 906 Certification by Elizabeth J. Huebner, CFO

*	Filed herewith.
(1)	Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-38777 of the Registrant, as amended, filed January 7, 1998.
(2)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(3)	Incorporated by reference from the Exhibits to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 filed April 28, 1998.
(4)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.
(6)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(7)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(8)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2000.
(9)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(10)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(11)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(12)	Incorporated by reference from the Exhibits to the Registrant’s Form 8-K, dated February 27, 2000 and filed March 2, 2000.
(13)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(14)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(15)	Incorporated by reference from the Exhibits to the Registrant’s Registration Statement on Amendment No. 3 to Form S-4 on Form S-4/A filed December 23, 1997.

35	GETTY IMAGES, INC.	2003	FORM 10-K	SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

March 12, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 12, 2004, by the following persons on behalf of the Registrant and in the capacities indicated below:

SIGNATURE	TITLE (CAPACITY)

/s/ MARK H. GETTY Mark H. Getty	Executive Chairman and Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Chief Executive Officer and Director (Principal Executive Officer)

/s/ ELIZABETH J. HUEBNER Elizabeth J. Huebner	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES N. BAILEY James N. Bailey	Director

/s/ ANDREW S. GARB Andrew S. Garb	Director

/s/ DAVID LANDAU David Landau	Director

/s/ CHRISTOPHER H. SPORBORG Christopher H. Sporborg	Director

/s/ MICHAEL A. STEIN Michael A. Stein	Director

F-1	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

F-2	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Getty Images, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Getty Images, Inc. and its subsidiaries (the “company”) at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and ceased amortizing goodwill.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 2, 2004

F-3	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,	2003	2002	2001

(In thousands, except per share amounts)

Revenue	$523,196	$463,011	$450,985
Cost of sales	148,343	128,080	122,390

Gross profit	374,853	334,931	328,595

Selling, general and administrative expenses	210,011	208,450	234,816
Depreciation	57,348	61,014	59,507
Amortization	4,052	14,999	80,775
Integration costs and loss on impairment of assets	—	—	14,713
Loss on abandoned and subleased property	—	—	11,590
Restructuring costs	—	—	4,776
Other operating expenses	173	1,043	—

Operating expenses	271,584	285,506	406,177

Income (loss) from operations	103,269	49,425	(77,582)
Debt extinguishment costs	(11,777)	—	—
Interest expense	(9,765)	(15,364)	(17,231)
Interest income	4,102	1,600	2,026
Exchange gains (losses), net	2,142	445	(1,545)
Loss on impairment of investments	—	—	(4,224)
Other expenses, net	(255)	(19)	(106)

Income (loss) before income taxes	87,716	36,087	(98,662)
Income tax (expense) benefit	(23,699)	(14,619)	3,350

Net income (loss)	$64,017	$21,468	$(95,312)

Earnings (loss) per share
Basic	$1.16	$0.40	$(1.84)
Diluted	1.11	0.39	(1.84)

Shares used in computing earnings (loss) per share
Basic	55,412	53,084	51,723
Diluted	57,496	55,455	51,723

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-4	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2003	2002

(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$140,058	$76,105
Short-term investments	167,525	40,698
Accounts receivable, net	75,781	73,006
Inventories	497	1,615
Prepaid expenses	9,693	6,925
Deferred income taxes, net	13,206	11,147
Other current assets	749	3,493

Total current assets	407,509	212,989
Property and equipment, net	123,268	140,666
Goodwill	603,024	603,011
Identifiable intangible assets, net	16,615	18,606
Deferred income taxes, net	62,567	44,911
Other long-term assets	11,101	4,872

Total assets	$1,224,084	$1,025,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$64,454	$56,207
Accrued expenses	42,459	46,770
Income taxes payable	8,170	8,101

Total current liabilities	115,083	111,078
Long-term debt	265,011	244,739
Other long-term liabilities	8,184	1,285

Total liabilities	388,278	357,102

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, no par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 per share par value, 100,000 shares authorized: 57,325 issued at December 31, 2003 and 53,887 issued at December 31, 2002	573	539
Exchangeable preferred stock, no par value, 5,000 shares authorized: 6 issued at December 31, 2003 and 35 issued at December 31, 2002	—	—
Additional paid-in capital	1,098,249	1,007,015
Unearned compensation	(448)	(906)
Accumulated deficit	(275,253)	(339,270)
Accumulated other comprehensive income (Note 10)	12,685	575

Total stockholders’ equity	835,806	667,953

Total liabilities and stockholders’ equity	$1,224,084	$1,025,055

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-5	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	No. of Shares of Common Stock $0.01 Par Value	No. of Shares of Exchangeable Preferred Stock Without Par Value	Common Stock	Exchangeable Preferred Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands)

Balance at December 31, 2000	50,806	534	$508	$5	$957,108	$—	$(265,426)	$(8,648)	$683,547
Net loss	—	—	—	—	—	—	(95,312)	—	(95,312)

Other comprehensive loss	—	—	—	—	—	—	—	(768)	(768)
Exchange of shares	449	(449)	4	(4)	—	—	—	—	—
Issuance of shares for acquisition of assets and business	159	—	2	—	3,457	—	—	—	3,459
Stock options exercised	510	—	5	—	7,100	—	—	—	7,105
Tax benefit from employee stock option exercises	—	—	—	—	1,188	—	—	—	1,188
Accelerated stock options	—	—	—	—	281	—	—	—	281

Balance at December 31, 2001	51,924	85	519	1	969,134	—	(360,738)	(9,416)	599,500
Net income	—	—	—	—	—	—	21,468	—	21,468

Other comprehensive income	—	—	—	—	—	—	—	9,991	9,991
Exchange of shares	50	(50)	1	(1)	—	—	—	—	—
Issuance of shares for acquisition of assets	6	—	—	—	115	—	—	—	115
Issuance of shares on conversion of debt	444	—	4	—	12,921	—	—	—	12,925
Stock options exercised	1,433	—	14	—	23,900	—	—	—	23,914
Accelerated stock options	—	—	—	—	39	—	—	—	39
Restricted stock grants	30	—	1	—	906	(906)	—	—	1

Balance at December 31, 2002	53,887	35	539	—	1,007,015	(906)	(339,270)	575	667,953
Net income	—	—	—	—	—	—	64,017	—	64,017

Other comprehensive income	—	—	—	—	—	—	—	12,110	12,110
Amortization of unearned compensation	—	—	—	—	—	458	—	—	458
Exchange of shares	29	(29)	—	—	—	—	—	—	—
Stock options exercised	3,406	—	34	—	70,832	—	—	—	70,866
Tax benefit from employee stock option exercises and valuation allowance reversal	—	—	—	—	20,402	—	—	—	20,402
Restricted stock grants	3	—	—	—	—	—	—	—	—

Balance at December 31, 2003	57,325	6	$573	$—	$1,098,249	$(448)	$(275,253)	$12,685	$835,806

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-6	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2003	2002	2001

(In thousands)

Cash flows from operating activities
Net income (loss)	$64,017	$21,468	$(95,312)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	57,348	61,014	59,507
Deferred income taxes, net	20,569	10,611	(14,120)
Debt extinguishment costs	11,777	—	—
Reversal of deferred tax asset valuation allowance relating to net operating losses	(10,249)	—	—
Bad debt expense	4,058	6,369	4,510
Amortization	4,052	14,999	80,775
Amortization of debt issuance costs	1,837	1,927	1,972
Impairment of assets	—	—	6,465
Loss on impairment of investments	—	—	4,224
Other items	1,359	(107)	215
Change in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(914)	(4,892)	7,948
Accounts payable	2,585	3,553	(22,895)
Accrued expenses	(6,979)	(6,547)	3,000
Income taxes payable, current and long-term	3,314	(5,834)	(1,552)
Other	5,280	2,937	10,523

Net cash provided by operating activities	158,054	105,498	45,260

Cash flows from investing activities
Acquisition of available-for-sale investments	(158,636)	—	—
Acquisition of property and equipment	(35,347)	(39,514)	(72,748)
Proceeds from the maturity of held-to-maturity investments	20,388	7,192	—
Proceeds from the sale of available-for-sale investments	10,898	—	—
Acquisition of businesses, net of cash acquired	(5,496)	—	(737)
Proceeds from the disposition of assets	300	1,127	2,886
Acquisition of identifiable intangible assets	(56)	(1,538)	(1,199)
Acquisition of held-to-maturity investments	—	(47,865)	—
Other	65	65	—

Net cash used in investing activities	(167,884)	(80,533)	(71,798)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	265,000	15,000	—
Repayment of debt	(250,000)	(35,103)	(972)
Proceeds from the issuance of common stock	70,866	23,914	7,105
Debt issuance costs	(7,965)	(714)	—
Payment of debt premium	(7,142)	—	—

Net cash provided by financing activities	70,759	3,097	6,133

Effects of exchange rate differences	3,024	1,870	684

Net increase (decrease) in cash and cash equivalents	63,953	29,932	(19,721)
Cash and cash equivalents
beginning of year	76,105	46,173	65,894

end of year	$140,058	$76,105	$46,173

Supplemental disclosures
Interest paid	$11,402	$13,795	$14,769
Income taxes paid	9,021	9,967	8,812
Non-cash investing and financing activities
Subordinated notes converted to common stock	$—	$12,925	$—
Assets acquired with the issuance of common stock	—	115	1,966
Businesses acquired with the issuance of common stock	—	—	1,493

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-7	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

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

We provide high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms, corporations and film and broadcasting companies; press and editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate communications departments and other business customers. We offer our products through our website and an international network of company-operated offices and distributors.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments are: a) the appropriateness of the valuation and useful lives of long-lived assets, including goodwill and identifiable intangible assets; b) determining the appropriate level of accrued income taxes and deferred tax asset valuation allowances; c) the designation of certain intercompany balances with foreign subsidiaries as long-term investments; and d) the sufficiency of the allowance for doubtful accounts. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

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

Foreign Exchange Gains and Losses and Derivatives

Foreign exchange transaction gains and losses are reported in exchange gains and losses in our consolidated statements of operations for the period in which the exchange rates change. We utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. Our forward contracts are generally denominated in British pounds and Euros and typically range from one to three months in original maturity. These contracts are economic hedges of our exposures but have not been designated as hedges for financial reporting purposes. Gains and losses on these forward contracts are included in exchange gains and losses in our consolidated statements of operations in the period in which the exchange rates change. At December 31, 2003, we held forward contracts to sell $9.5 million worth of Euros and $6.9 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $3.5 million worth of Euros in British pound functional currency sets of books. There were no forward contracts outstanding at December 31, 2002.

We do not hold or issue derivative financial instruments for trading purposes. In general, our derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for economic hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose us to credit-related losses in the event of non-performance. However, we have entered into these instruments with creditworthy financial institutions and consider the risk of non-performance to be unlikely.

F-8	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. For the period in which we incurred a net loss, diluted loss per share was calculated based on the same number of shares as basic loss per share. For the periods in which we incurred net income, diluted earnings per share was calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options and restricted stock awards.

YEARS ENDED DECEMBER 31,	2003	2002	2001

(In thousands, except per share amounts)

Basic Earnings (Loss) Per Share
Income (loss) available to common stockholders (numerator)	$64,017	$21,468	$(95,312)
Weighted average common shares outstanding (denominator)	55,412	53,084	51,723
Basic earnings (loss) per share	$1.16	$0.40	$(1.84)

Diluted Earnings (Loss) Per Share
Income (loss) available to common stockholders (numerator)	$64,017	$21,468	$(95,312)

Weighted average common shares outstanding	55,412	53,084	51,723
Effect of dilutive securities
Stock options	2,074	2,370	—
Restricted stock	10	1	—

Total weighted average common shares and dilutive securities (denominator)	57,496	55,455	51,723

Diluted earnings (loss) per share	$1.11	$0.39	$(1.84)

Approximately 0.6 million, 3.1 million and 12.3 million other common shares potentially issuable from stock options for the years ended December 31, 2003, 2002 and 2001, respectively, are excluded from the computation of diluted earnings (loss) per share because they are anti-dilutive. Also excluded because they are anti-dilutive are 4.1 million common shares in 2003 and 2002 and 4.5 million common shares in 2001 potentially issuable from our 5.0% convertible subordinated notes that we redeemed on July 10, 2003 (see Note 14) and our 4.75% convertible subordinated notes that were converted to common stock on May 13, 2002 (see Note 11).

The diluted earnings per share calculation for 2003 also excludes common shares potentially issuable on conversion of our 0.5% convertible subordinated debentures (see Note 6). These shares are excluded because none of the conversion contingencies were satisfied during the reporting period, nor would they have been satisfied if the end of the reporting period were the end of the contingency period. The debentures may be converted to common stock at the holder’s option only if one or more of the following conditions are met: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by Standard and Poor’s (S&P) is below B- or by Moody’s Investor Services (Moody’s) is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

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

F-9	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have maturities at the date of acquisition of three months or less.

Short-Term Investments

Short-term investments consisted of the following at our consolidated balance sheet dates:

DECEMBER 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

Available-for-sale
Federal agency mortgage backed securities	$96,143	$263	$(144)	$96,262
Corporate bonds	53,018	67	(130)	52,955
U.S. Treasury obligations	9,158	67	(3)	9,222
Money market	9,086	—	—	9,086

Total short-term investments	$167,405	$397	$(277)	$167,525

DECEMBER 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

Available-for-sale
Corporate bonds	$14,453	$44	$(5)	$14,492
Federal agency mortgage backed securities	5,576	42	—	5,618
Money market	8	—	—	8

Total available-for-sale	20,037	86	(5)	20,118
Held-to-maturity
Corporate bonds	16,682	27	(18)	16,691
Certificates of deposit	3,898	—	—	3,898

Total held-to-maturity	20,580	27	(18)	20,589

Total short-term investments	$40,617	$113	$(23)	$40,707

Available-for-sale investments are carried at market value (fair value) with associated unrealized holding gains and losses recorded in accumulated other comprehensive income, while held-to-maturity investments were carried at amortized cost. Unamortized bond premium at December 31, 2002 was nominal. Available-for-sale investments outstanding at December 31, 2003 mature between 2004 and 2013. Available-for-sale investments with contractual maturities beyond one year are classified as current in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

F-10	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Following is the detail of gross unrealized losses at December 31, 2003. The majority of these unrealized losses were generated as interest rates rose and the rate of return on certain of our investments remained fixed at lower rates or as there were more sellers than buyers of the particular investment on December 31, 2003. These losses are considered temporary, as the investments represent non-contingent contractual future cash flows, allowing us to fully recover the net carrying amount of the investments.

DECEMBER 31, 2003	In a loss position for less than 12 months		In a loss position 12 months or more		Total in a loss position

	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses

(In thousands)

Federal agency mortgage backed securities	$31,223	$(144)	$—	$—	$31,223	$(144)
Corporate bonds	25,744	(116)	1,395	(14)	27,139	(130)
U.S. Treasury obligations	1,199	(3)	—	—	1,199	(3)

Totals	$58,166	$(263)	$1,395	$(14)	$59,561	$(277)

Gains and losses realized on short-term investments are included in interest income in our consolidated statements of operations and are calculated on the specific identification method.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $12.1 million and $12.6 million at December 31, 2003 and 2002, respectively.

We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers and distributors. The provisions recorded during 2003, 2002 and 2001 were $4.1 million, $6.4 million and $4.5 million, respectively. Trade receivables are written off when our internal collection efforts have been exhausted and the account is turned over to an external collection agency, generally at 180 days old. Approximately 10% of our recorded investment in trade receivables, net of allowances for doubtful accounts and sales returns, was more than 90 days old as of December 31, 2003, compared to 14% of our recorded net investment at December 31, 2002. We do not accrue interest on past due trade receivables, but we have the right to do so in certain circumstances. Our allowance for sales returns is estimated based on historical returns as a percentage of revenue. Estimated sales returns are recorded as a reduction of revenue and accounts receivable and were insignificant in all periods presented.

Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products and services are marketed, as well as their dispersion across many geographic areas.

Inventories

Inventories, consisting mainly of CD-ROMs, are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories are reviewed periodically for obsolescence, and where necessary, are reduced by a provision for obsolescence. Inventories are stated net of obsolescence provisions of $0.7 million and $0.3 million at December 31, 2003 and 2002, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Contemporary and archival image content consists of costs to acquire imagery from third parties and staff costs related to our internal creative function, including identification of marketable subject matter, art direction, digitization and the assignment of search terms and other pertinent information to each image. Computer software developed for internal use consists of internal and external costs incurred to develop software during the application development stage (except training costs) and costs of upgrades or enhancements that result in additional software functionality.

Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets or for leasehold improvements, over the shorter of the term of the lease or the estimated life of the related improvement. Depreciation of internal use software was $16.7 million, $15.0 million and $7.0 million in 2003, 2002 and 2001, respectively.

F-11	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Property and equipment consisted of the following at the reported balance sheet dates:

DECEMBER 31,	2003			2002

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Gross Amount	Accumulated Depreciation

(In thousands, except years)

Contemporary image content	4	$212,296	$168,402	$183,954	$131,423
Computer hardware and software purchased	3	85,325	74,071	81,040	65,720
Computer software developed for internal use	3	67,903	42,788	54,930	25,842
Leasehold improvements	2-20	33,420	11,881	33,300	10,400
Furniture, fixtures and studio equipment	5	30,782	23,904	27,689	20,713
Archival image content	40	18,205	3,743	16,560	3,015
Other property and equipment	3-4	430	304	656	350

Totals		$448,361	$325,093	$398,129	$257,463

Goodwill

Goodwill is the excess of the purchase price (including liabilities assumed and direct costs) over the fair value of tangible and identifiable intangible assets acquired in purchase business combinations. As of January 1, 2002, goodwill is no longer amortized but is reviewed for impairment annually as of August 31 and between annual tests in certain circumstances. We noted no impairment when performing our review as of August 31, 2003. When assessing impairment, we must determine the estimated implied fair value of our goodwill. This fair value is based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, future risk free rates of return, and our future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a charge to earnings. Any impairment would be recognized as a loss on impairment of assets, which would be included in the determination of income from operations.

Goodwill changed during 2003 as follows:

(In thousands)

Goodwill at December 31, 2002	$603,011
Acquisitions of businesses (see Note 16)	7,266
Purchase price adjustments	(7,783)
Effect of foreign currency translation adjustments	530

Goodwill at December 31, 2003	$603,024

Based on information received and evaluated in the fourth quarter of 2003, management was able to satisfactorily resolve contingencies relating to the amount and validity of pre acquisition date net operating loss carryforwards and other tax benefits of certain subsidiaries acquired in 2000. Accordingly, a purchase price adjustment was recorded through an increase in our deferred tax assets of $7.8 million and a corresponding decrease in goodwill.

F-12	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Identifiable Intangible Assets

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from the company and sold, transferred, licensed, rented or exchanged. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We are required to evaluate the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during 2003. Any future revisions would be applied prospectively.

The gross carrying amounts and related accumulated amortization as well as the range of estimated useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

DECEMBER 31,	2003			2002

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

(In thousands, except years)

Customer lists	5-7	$15,860	$7,993	$14,935	$5,568
Trademarks, trade names and copyrights	2-10	11,086	4,465	11,294	3,637
Other identifiable intangible assets	3-10	3,139	1,012	2,177	595

Totals		$30,085	$13,470	$28,406	$9,800

We have trademark registrations and applications for trademark registrations in respect of the name Getty Images and the related logos (together, the “Getty Images Trademarks”). We and Getty Investments LLC have agreed that in the event that Getty Images becomes controlled by a third party or parties not affiliated with the Getty family, Getty Investments LLC will have the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Images Trademarks. Upon such assignment, Getty Images will have 12 months in which it will be permitted to continue to use the Getty Images Trademarks and thereafter will have to cease such use. Mr. Mark H. Getty, our Executive Chairman, serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan D. Klein, our Chief Executive Officer, and Mr. Andrew S. Garb, a member of our Board of Directors, serve on the Board of Directors of Getty Investments.

Amortization of identifiable intangible assets was $4.1 million for 2003 and $5.4 million for both 2002 and 2001. Based on balances at December 31, 2003, expected amortization of identifiable intangible assets for the next five years is as follows:

FISCAL YEAR

(In thousands)

2004	$4,339
2005	4,214
2006	3,502
2007	1,652
2008	1,433

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of an asset is not recoverable and exceeds its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available, or the best alternative information available, including prices for similar assets and the present value of expected future cash flows of the asset. Any future impairment would be recognized as a loss on impairment of assets, which would be included in the determination of income from operations.

F-13	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Leases

We lease facilities and equipment and sublease facilities through operating lease agreements. Under these agreements, rentals are charged to selling, general and administrative expenses in our consolidated statements of operations on a straight-line basis over the term of each lease. Many facilities leases have rent escalation clauses whereby the amount paid by us to the lessor increases each year. Under these arrangements, there is a difference each year between the amount charged to rent expense on a straight-line basis (as required by accounting principles generally accepted in the U.S.) and the amount paid by us to the lessor. This difference is recorded to accrued expenses (the current portion) and other long-term liabilities (the long-term portion) in our consolidated balance sheets. These balances grow during the early portions of the lease terms and are depleted during the later portions. Most of our operating lease agreements contain renewal options. There are no contingent rentals. Rent expense, net of sublease income, was $18.4 million, $17.4 million and $21.0 million for 2003, 2002, and 2001, respectively. Sublease income recorded as an offset to rent expense was insignificant in all years presented.

Stock-Based Compensation

We apply the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock-based compensation.

We do not recognize compensation expense when granting employee stock options, as we do not grant options with exercise prices less than the market price of our common stock on the date of the grant. The only compensation expense we recognize in relation to stock options is upon infrequent modification of certain terms of outstanding options. With respect to the periods presented in this report, there were minor stock option modifications resulting in compensation expense of less than $0.1 million in 2002 and $0.3 million in 2001.

We recognize unearned compensation and periodic compensation expense for restricted stock awards granted to employees. Unearned compensation is calculated as the market price of our common stock on the date of the award less the exercise price, if any, times the number of shares awarded, and is amortized to compensation expense on a straight-line basis over the vesting period.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended, requires the disclosure of pro forma information as if we had adopted the fair-value method of accounting for stock-based compensation. Under this method, compensation cost is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on our net income (loss) and earnings (loss) per share of applying the fair-value method of accounting, utilizing the assumptions described in Note 9 “Stock-Based Compensation,” would have been as follows:

YEARS ENDED DECEMBER 31,	2003	2002	2001

(In thousands, except per share amounts)

Net income (loss)
As reported	$64,017	$21,468	$(95,312)
Add: APB No. 25 stock-based compensation, net of income taxes	302	24	173
Deduct: SFAS No. 123 stock-based compensation, net of income taxes	(7,002)	(14,242)	(22,561)

Pro forma net income	$57,317	$7,250	$(117,700)

Basic earnings (loss) per share
As reported	$1.16	$0.40	$(1.84)
Pro forma	1.03	0.14	(2.28)

Diluted earnings (loss) per share
As reported	$1.11	$0.39	$(1.84)
Pro forma	0.99	0.13	(2.28)

Shares used in calculating pro forma earnings (loss) per share
Basic	55,412	53,084	51,723
Diluted	57,946	54,988	51,723

F-14	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Revenue Recognition

We derive revenue principally from licensing rights to use images that are delivered digitally over the Internet (approximately 79% of our revenue), on CD-ROMs (approximately 5% of our revenue), or in traditional analog form, principally film (approximately 5%). In addition, our imagery is licensed through distributors worldwide (approximately 7% of our revenue). Approximately 4% of our revenue is derived from providing imagery related products and services. Revenue is recognized when the four general revenue recognition criteria are met: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. Revenue is recorded at invoiced amounts, including shipping and handling, less any discounts, applicable sales taxes and an allowance for returns, except in the case of licensing rights through distributors, where revenue is recorded at our share of invoiced amounts. Distributors typically earn and retain 35% to 40% of the license fee, and we recognize the remaining 60% to 65% as revenue.

Licensing to our customers

Persuasive evidence of an arrangement exists at the time the customer agrees to the terms and conditions of the license agreement. The price is also fixed or determinable at this time, as price is one of the agreed upon terms. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that collectibility is reasonably assured prior to recognizing revenue. These three criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, upon shipment of CD-ROMs, film in analog form and transparencies, or evenly over the subscription period. Subscription revenue is recorded as deferred revenue within accrued expenses in our consolidated balance sheets and is amortized to revenue evenly over the subscription period. Deferred revenue was insignificant at December 31, 2003 and 2002.

Licensing through distributors

Distributors conduct business directly with their customers, and they ensure that each of their transactions have met all four of the general revenue recognition criteria prior to the time they report revenue to us.

Cost of Sales

Our cost of sales on images licensed to our customers primarily consists of commission payments to contributors, comprised of photographers, cinematographers and other imagery partners. These contributors are under contract with us and typically receive payments of up to 40% of the revenue, depending on the portfolio and where the imagery is licensed (licenses outside a contributor’s home territory typically result in lower commissions). Commissions paid to contributors on distributor revenue are 30% of the total license fee. This results in an average gross margin of approximately 50% to 54% on distributor revenue. We own a significant number of the images in our collections, and these images do not require commission payments.

Shipping and Handling

Shipping and handling billed to customers is included in revenue. Shipping and handling costs associated with purchasing inventory and other items directly associated with products or services sold to customers are included in cost of sales.

Advertising and Marketing

We market our products and services through print ads, direct mail, e-mail communications and printed catalogs (discussed below). Costs associated with each of these communications are charged to selling, general and administrative expenses when the public initially views the communications. Advertising and marketing costs charged to operations in the years ended December 31, 2003, 2002, and 2001 were $14.8 million, $17.4 million and $31.5 million, respectively. Prepaid advertising costs at December 31, 2003 and 2002 were $0.5 million and $2.1 million, respectively.

Catalogs

As part of our marketing efforts, we produce and distribute catalogs containing images offered through our creative and editorial collections. The costs of producing these catalogs through September 30, 2001, were deferred and amortized over the period during which revenue was generated by the catalog images.

In the fourth quarter of 2001, we began the implementation of new financial information systems. These systems are not capable of directly associating image revenue with specific catalogs. Accordingly, as required by the American Institute of Certified Public Accountants Statement of Position No. 93-7 “Reporting on Advertising Costs,” catalog production costs are expensed upon initial

F-15	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

distribution of each catalog effective October 1, 2001. These systems also promote and facilitate customer order entry through a new company-wide website. As a result of the shift to greater use of Web-based digital marketing and delivery, as well general economic factors and anticipated catalog usage plans, we reassessed the expected remaining life of our existing deferred catalog costs. Effective October 1, 2001, the remaining period of catalog amortization was accelerated from three years to a maximum of one remaining year. Deferred catalog costs were fully amortized by September 30, 2002.

Below is a table showing direct catalog production costs and amortization of any such costs that were deferred, and their impact on our consolidated statements of operations:

	Selling, general and administrative expenses	Amortization

(In thousands)

2003
Direct catalog production costs	$3,912	$—

2002
Direct catalog production costs	$6,632	$—
Amortization of deferred catalog costs	—	9,642

	$6,632	$9,642

2001
Direct catalog production costs	$3,594	$—
Amortization of deferred catalog costs	8,781	6,714

	$12,375	$6,714

Income Taxes

We file two consolidated federal income tax returns in the U.S. and numerous foreign and state income tax returns. Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified into net current and net non-current amounts, based on the balance sheet classification of the related asset or liability.

Recent Accounting Pronouncements

On December 17, 2003, the SEC issued Staff Accounting Bulletin No. 104 “Revenue Recognition.” This staff accounting bulletin revises or rescinds portions of previous staff accounting bulletins in order to make the guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. As the provisions of this bulletin were included in SEC staff accounting bulletins and other authoritative guidance that we had previously adopted, this bulletin did not have an impact on our consolidated financial statements.

On July 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” effective for all arrangements entered into on or after that date. Adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

F-16	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

recognized in the period in which the obligation is incurred if a reasonable estimate of the fair value of the obligation can be made. The fair value of the obligation is capitalized as part of the carrying amount of the long-lived asset and as an asset retirement obligation liability. The long-lived asset is depreciated over its estimated useful life, and the retirement obligation liability increases over the term of the obligation until it comes due with a corresponding charge to accretion expense. Accretion expense is classified as an operating expense in our consolidated statements of operations and represents the effect of the passage of time on the amount of a liability. Adoption of this statement did not have an impact on our consolidated financial statements.

NOTE 3. CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 incorporates provisions of SFAS No. 141 “Business Combinations” that required certain intangible assets, primarily business acquisition costs previously allocated to workforce in place, to be reclassified to goodwill as of January 1, 2002 due to a more restrictive definition of identifiable intangible assets. Approximately $2.6 million of identifiable intangible assets were reclassified to goodwill upon adoption.

SFAS No. 142 also required us to discontinue amortization of goodwill as of January 1, 2002. The following table presents the impact of SFAS No. 142 on net income (loss) and earnings (loss) per share had the standard been in effect beginning January 1, 2001:

YEARS ENDED DECEMBER 31,	2003	2002	2001

(In thousands, except per share amounts)

Net income (loss)
As reported	$64,017	$21,468	$(95,312)
Add: Amortization of goodwill	—	—	66,086
Add: Amortization of workforce in place, net of taxes	—	—	1,062

As adjusted	$64,017	$21,468	$(28,164)

Basic earnings (loss) per share
As reported	$1.16	$0.40	$(1.84)
Add: Amortization of goodwill	—	—	1.28
Add: Amortization of workforce in place, net of taxes	—	—	0.02

As adjusted	$1.16	$0.40	$(0.54)

Diluted earnings (loss) per share
As reported	$1.11	$0.39	$(1.84)
Add: Amortization of goodwill	—	—	1.28
Add: Amortization of workforce in place, net of taxes	—	—	0.02

As adjusted	$1.11	$0.39	$(0.54)

Weighted average shares outstanding – as reported and adjusted
Basic	55,412	53,084	51,723
Diluted	57,496	55,455	51,723

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of short-term financial instruments approximates the fair value because of the immediate or short-term nature of those instruments. The fair value of our long-term debt is estimated based on quoted market prices and was approximately $301.2 million at December 31, 2003, or $36.2 million higher than its book value. The fair value of our long-term debt was approximately $234.1 million at December 31, 2002, or $10.6 million lower than its book value.

F-17	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

NOTE 5. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances comprising 5% or more of total current liabilities at either date shown separately:

DECEMBER 31,	2003	2002

(In thousands)

Accrued payroll and related costs	$16,903	$16,158
Accrued straight-line rent (see “Leases” within Note 2)	7,815	7,083
Other	17,741	23,529

Accrued expenses	$42,459	$46,770

NOTE 6. SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT

At December 31, 2003, we had $81.3 million available under an $85.0 million senior revolving credit facility with a consortium of banks. The used portion of the line of credit represents letters of credit aggregating $3.7 million. We may request to increase the amount available under this credit facility, on a one time basis, on or before June 30, 2004, by up to $40.0 million; provided, however, that each financial institution’s obligation to increase the amount of its lending commitment is at its sole discretion.

Additional key terms and conditions of the facility are:

•	Borrowings under the facility are collateralized by all of the capital stock of certain of our domestic subsidiaries, 65% of the capital stock of certain foreign subsidiaries, and certain of our and our subsidiaries’ assets, primarily trademarks, current assets and property and equipment.

•	Primary financial covenants include maintenance of: a maximum leverage ratio of 3.25, stepping down to 3.0 for fiscal quarters ending December 31, 2003 and thereafter; a minimum fixed charge coverage ratio of 1.5; and a minimum consolidated net worth not less than $484.3 million, plus 50% of future consolidated quarterly net income ($41.4 million through December 31, 2003), plus 100% of future aggregate increases in stockholders’ equity through the issuance and sale of stock ($104.4 million through December 31, 2003).

•	Borrowings bear an annual interest rate of either i) LIBOR, plus a spread ranging from 0.875% to 1.625% depending on our leverage ratio or ii) the higher of a) the Federal Funds rate, plus 0.500% or b) the rate of interest in effect for such day as publicly announced by Bank of America as its “prime rate,” plus a spread ranging from zero to 0.250% depending on our leverage ratio.

•	We pay a commitment fee for unutilized facilities between 0.250% and 0.400% annually, depending on our leverage ratio.

•	The facility expires July 19, 2005.

•	Restrictions on payments include 1) no principal payments on any subordinated debt in excess of $100 million provided that we maintain cash and cash equivalents and short term investment balances of no less than $50 million in excess of amounts outstanding under the senior credit facility during the three month period commencing on the date of such repayment, and 2) no purchases of shares of our own stock in excess of the sum of the number of unexercised employee stock options as of the date of the agreement (approximately 10.9 million shares) and any future employee stock option grants (approximately 1.0 million shares through December 31, 2003), 3) no payments in excess of $3.0 million to subsidiaries that are not guarantors of the credit facility and 4) no dividends or other distribution with respect to capital stock.

•	Acquisitions of and investments in third parties are allowed without consent of the lenders, provided they do not exceed $15 million in the aggregate in any fiscal year or $30 million in any rolling three year period. If the cash price of any acquisition exceeds $15 million, lenders representing at least 50% of the total commitments under the facility must approve the transaction.

•	Letters of credit issued by the lender reduce the amount available under the line of credit.

•	The lenders may, at their option, call for repayment of any principal borrowed under the facility, plus accrued interest, if a change in control occurs.

F-18	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Management believes we are in compliance with the financial covenants of the senior credit facility agreement.

LONG-TERM DEBT

Long-term debt consisted of the following at our consolidated balance sheet dates:

DECEMBER 31,	2003	2002

(In thousands)

Convertible subordinated debentures, due 2023 (0.5%)	$265,000	$—
Convertible subordinated notes, due 2007 (5.0%)	—	244,739
Capital leases	11	—

Total long-term debt	$265,011	$244,739

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

Key terms and conditions of the 0.5% convertible subordinated debentures are:

•	The base conversion price of $61.08 per share results in 16.3720 shares of common stock issued per $1,000 principal amount debenture (the base conversion rate). Prior to June 9, 2008, if the applicable stock price is less than or equal to the base conversion price of $61.08, the conversion rate will be the base conversion rate. If the stock price is greater than the base conversion price, the conversion rate will be adjusted according to a pre-determined formula. Notwithstanding the foregoing, in no event will the conversion rate exceed 26.2054. On or after June 9, 2008, the conversion rate will be fixed for the remainder of the term of the debentures at the conversion rate effective on the date that is eight trading days prior to June 9, 2008.

•	The debentures may be converted at the holder’s option only under one of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by S&P is below B- or by Moody’s is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

•	We may redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest at any time on or after June 13, 2008.

•	Holders may require us to redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest on June 9, 2008, 2013 and 2018.

•	We are required to pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture (120% of the principal amount).

The conversion contingencies relating to the credit rating assigned to the debentures and the trading price of the debentures compared to the product of the closing price of our stock and the conversion rate in effect at such time, as well as the contingent interest feature, represent embedded derivatives. A valuation of the fair value of these derivatives was performed upon issuance of the debentures and each quarter thereafter. The fair value of the derivatives in all reporting periods was insignificant.

F-19	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Commitments

The following table illustrates payments and receipts associated with significant, enforceable and legally binding contractual obligations and rights that are non-cancelable without significant penalty. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as we currently intend to fulfill each of these obligations and exercise each of these rights. The table assumes that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023 and that there are no borrowings under the senior credit facility, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018 (see additional terms in Note 6 above).

YEARS ENDED DECEMBER 31,	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures – principal payments	$—	$—	$—	$—	$—	$265,000	$265,000
Convertible subordinated debentures – interest payments	1,325	1,325	1,325	1,325	1,325	19,212	25,837
Operating lease payments	20,118	19,902	19,620	18,692	18,595	99,795	196,722
Sublease receipts	(5,370)	(5,269)	(5,275)	(881)	(51)	—	(16,846)
Minimum royalty guarantee payments	6,752	5,980	3,497	860	—	—	17,089
Other purchase commitments	1,468	416	8	9	—	—	1,901
Minimum guaranteed receipts	(2,146)	(2,250)	(937)	—	—	—	(5,333)

Net commitments	$22,147	$20,104	$18,238	$20,005	$19,869	$384,007	$484,370

Purchase orders, certain sponsorships and donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other imagery partners to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in the event a claim arises in relation to an image they have provided. Other imagery partners are also required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at December 31, 2003 and 2002.

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services; agreements with distributors, under which we may indemnify them against claims arising from their distribution of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us; agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded

F-20	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

at December 31, 2003 or 2002. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

Certain subsidiaries of Getty Images, Inc., the parent company, have guaranteed the repayment of any outstanding balance on the $85.0 million senior credit facility in the event of default by Getty Images, Inc. Letters of credit aggregating $3.7 million have been issued under this facility, which would require repayment by the subsidiaries under this guarantee if the parent company were to default.

NOTE 8. STOCKHOLDERS’ EQUITY

COMMON STOCK

Our Board of Directors has authorized us to repurchase our common stock on the open market from time to time, not to exceed $50 million in any six-month period. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash and short-term investment balances, our stock price, general business conditions and other factors, including alternative investment opportunities and restrictive covenants imposed by our senior credit facility. We have not repurchased any shares under this plan.

PREFERRED STOCK

Our Board of Directors is authorized to issue up to 5 million shares of no par value preferred stock. Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock without further action by stockholders.

EXCHANGEABLE PREFERRED STOCK

In 1999, we acquired Eyewire Services, Inc. (Eyewire), an unaffiliated company. As part of the acquisition, we formed 3032097 Nova Scotia Company (NSCO) as a wholly owned subsidiary and then amalgamated Eyewire with NSCO. In connection with this acquisition, the shareholders of Eyewire received 1,561,010 exchangeable shares of NSCO. Each exchangeable share is entitled to vote on the same basis as a share of Getty Images common stock, is entitled to share in any dividends payable to Getty Images common stockholders and is exchangeable for one share of Getty Images common stock at the discretion of the holder. At December 31, 2003 and 2002, 5,501 and 35,094 shares, respectively, were outstanding. NSCO is entitled to exchange any outstanding exchangeable shares on August 4, 2004. Though NSCO is authorized to issue 5 million shares of no par value exchangeable preferred stock, management does not anticipate any further issuances.

NOTE 9. STOCK-BASED COMPENSATION

Under the Getty Images, Inc. 1998 Stock Incentive Plan (the Plan), the Board of Directors has the discretion to grant stock options underlying shares of common stock at the fair market value of our common stock on the grant date and other stock-based awards. Options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion vesting monthly over the remaining three years. The terms of other stock-based awards, such as restricted stock, vary from grant to grant.

A total of 13 million shares are reserved for issuance under the Plan. Shares under options and other stock-based awards that lapse due to cancellation or expiration are available for re-issuance. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date.

F-21	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Below is a summary of stock-based awards outstanding and available for future issuance at December 31, 2003:

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Stock Options and Vesting of Restricted Stock Awards Outstanding	Weighted Average Exercise Price	Number of Shares Available for Future Issuance

Equity compensation plans approved by security holders	7,445,944	$24.77	786,566
Equity compensation plans not approved by security holders	24,999	15.80	—

The 24,999 shares in the table above represent options remaining under grants made outside of the Plan in 2001 to three non-executive members of our Board of Directors. The terms of these options are substantially identical to those granted under the Plan.

Of the 7,445,944 securities to be issued upon exercise of options and vesting of restricted stock outstanding under the Plan, 609,915 shares under options were assumed in connection with business combinations. The weighted average exercise price of these assumed options is $13.46.

The formula used to calculate the 786,566 shares under stock-based awards available for future issuance is the total 13 million shares authorized for issuance under the Plan less stock-based awards granted under the Plan, not including those assumed in connection with business combinations, plus options and other stock-based awards that have lapsed.

STOCK OPTIONS

The following table presents stock option activity in 2003, 2002 and 2001:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

December 31, 2000	11,044	24.00	4,396	17.61
Granted	3,528	17.56
Exercised	(510)	14.16
Lapsed	(1,791)	29.91

December 31, 2001	12,271	21.64	7,073	21.65
Granted	461	26.79
Exercised	(1,433)	16.69
Lapsed	(952)	24.10

December 31, 2002	10,347	22.47	7,744	22.41
Granted	919	36.28
Exercised	(3,406)	20.81
Lapsed	(407)	25.69

December 31, 2003	7,453	24.75	5,734	23.12

F-22	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

The following table summarizes additional information relating to options outstanding and options exercisable at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)

$ 0.18 – $ 16.85	1,677	5.45	$14.25	1,428	$13.91
16.86 – 20.72	616	6.43	18.60	467	18.68
20.73 – 20.91	1,336	4.11	20.91	1,336	20.91
20.92 – 29.57	1,353	6.87	25.75	1,065	25.50
29.58 – 36.44	1,334	6.80	31.58	1,052	31.20
36.45 – 54.91	1,137	8.44	38.88	386	41.58

0.18 – 54.91	7,453	6.25	24.75	5,734	23.12

The weighted average estimated fair values of options granted during 2003, 2002 and 2001 were $18.55, $15.44 and $8.39, respectively. Weighted average estimated fair values were calculated using a Black-Scholes multiple option valuation model with forfeitures recognized as they occur and the following assumptions:

YEARS ENDED DECEMBER 31,	2003	2002	2001

Expected share price volatility	63%	74%	73%
Risk free rate of return	3.10%	4.82%	4.22%
Expected life of option	1 ½ years from vest	1 ½ years from vest	1 year from vest
Expected rate of dividends	None	None	None

RESTRICTED STOCK AND UNEARNED COMPENSATION

On December 17, 2002, we granted 30,000 shares of restricted stock, 15,000 shares each to two officers. The shares vested 50% on the first anniversary of the grant date and the remaining 50% will vest one year later. The shares are restricted as to resale until vested. The fair value of the restricted stock ($0.9 million) was recorded to unearned compensation in the stockholders’ equity portion of our consolidated balance sheets and is amortized to selling, general and administrative expenses on a straight-line basis over the vesting period.

On December 16, 2003, we granted 2,500 shares of restricted stock to a contractor. The shares vest 25% on each of the four anniversaries following the grant date. The shares are restricted as to resale until vested. As this restricted stock was granted to a contractor, the fair value of the award (2,500 shares multiplied by the then current market price of our common stock) is remeasured each quarter and recognized in selling, general and administrative expenses on a straight-line basis over the vesting period, in accordance with SFAS No. 123, as amended and EITF Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

NOTE 10. OTHER COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods reported:

YEARS ENDED DECEMBER 31,	2003	2002	2001

(In thousands)

Net income (loss)	$64,017	$21,468	$(95,312)
Net unrealized gains (losses) on revaluation of foreign currency denominated long-term intercompany balances	26,334	20,971	(9,155)
Foreign currency translation adjustment (losses) gains	(14,248)	(11,030)	8,387
Net unrealized gains on short-term investments	39	81	—
Deferred taxes on net unrealized gains on short-term investments	(15)	(31)	—

Total comprehensive income	$76,127	$31,459	$(96,080)

F-23	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Realized gains and losses transferred out of net unrealized holding gains and into our consolidated statements of operations were insignificant in all periods presented. Deferred taxes are not provided on unrealized gains and losses resulting from fluctuations in the foreign currency exchange rates underlying foreign currency denominated long-term intercompany balances or on translation adjustments because we expect these investments in our foreign subsidiaries to be permanent.

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

DECEMBER 31,	2003	2002

(In thousands)

Unrealized gains (losses) on revaluation of foreign currency denominated long-term intercompany balances	$22,266	$(4,068)
Accumulated foreign currency translation adjustment (losses) gains	(9,655)	4,593
Unrealized gains on short-term investments, net	120	81
Deferred taxes on net unrealized gains on short-term investments	(46)	(31)

Total accumulated other comprehensive income	$12,685	$575

Our reporting currency is U.S. dollars. At the end of each month, the balance sheets and statements of operations of the parent company and each subsidiary are translated into U.S. dollars, where necessary, and then consolidated. Monthly revenues and expenses of non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the prior month’s average daily exchange rate, while most of their assets and liabilities are translated into U.S. dollars at the rate of exchange on the last day of the current month and other assets and liabilities are translated at historical rates where applicable. Due to the use of these different exchange rates, translation adjustments arise, which are reported in accumulated other comprehensive income in our consolidated balance sheets.

Unrealized gains and losses resulting from changes in the exchange rates underlying foreign-currency denominated intercompany balances that are long-term in nature and for which settlement is not planned or anticipated in the foreseeable future are reported in the same manner as translation adjustments in accumulated other comprehensive income.

NOTE 11. DEBT CONVERSION

On May 13, 2002, we issued 443,839 shares of common stock for conversion of the remaining $12.7 million of 4.75% convertible subordinated notes at a price of $28.5075 per share.

NOTE 12. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

As a provider of visual content, we operate in one business segment. Due to the nature of our operations, revenue is generated through a diverse client base, and there is no reliance on a single customer or group of customers. Revenue is reported in the geographic area where it originates and is subject to the impact of translation differences and therefore may not reflect the relative performance of individual areas. Revenue from customers is summarized below by geographic area, with countries experiencing 5% or more of revenue in a reportable period shown separately.

	U.S.	U.K.	GERMANY	FRANCE	CANADA	OTHER FOREIGN	TOTAL

(In thousands)

Years ended December 31,
2003	$243,345	$69,432	$40,483	$30,407	$18,054	$121,475	$523,196
2002	233,255	63,124	33,611	23,161	13,959	95,901	463,011
2001	202,787	62,026	39,226	22,264	43,508	81,174	450,985

In late 2001 and early 2002, we closed our Canadian offices and transitioned the associated customer accounts to a U.S. office. Much of the revenue that was previously reported as originating in Canada is reported in 2002 and 2003 as originating in the U.S., leaving only revenue associated with Canadian billing addresses reported as Canadian revenue in those years above.

F-24	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Tangible long-lived assets that cannot be readily removed from the countries where they are located consist only of property and equipment. Property and equipment by country, with countries containing 5% or more of total property and equipment shown separately, is summarized below:

	U.S.	U.K.	OTHER INTERNATIONAL	TOTAL

(In thousands)

December 31,
2003	$81,865	$33,065	$8,338	$123,268
2002	94,533	36,588	9,545	140,666
2001	107,287	42,224	11,179	160,690

These reported revenues and property and equipment are subject to numerous risks and uncertainties associated with doing business in foreign countries, including local, regional and global economic conditions, political instability, and changes in applicable tax laws. However, we do not have significant operations or assets invested in any country that we consider highly unstable.

NOTE 13. DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLANS

We contribute to defined contribution plans for all employees in the U.S. and U.K., constituting a majority of our employees.

There is one defined contribution plan in the U.S., in which all employees over 18 years of age may participate at any time. We match 100% of participant contributions, up to the first 4% of each participant’s eligible compensation (including salary, bonuses and commissions), not to exceed the Internal Revenue Service per person annual limitations, which were generally $12,000 in 2003, $11,000 in 2002 and $10,500 in 2001.

With the exception of a limited number of employees participating in legacy defined contribution plans according to employment contracts, we have one defined contribution plan in the U.K. Employees may participate in this plan after three months of employment and must contribute a minimum of 2% of their salary to maintain eligibility. We contribute 5% of each participant’s salary to the plan.

Total company contributions to these company sponsored plans of $3.4 million in 2003 and $3.1 million in 2002 and 2001 were expensed to selling, general and administrative expenses as incurred.

NOTE 14. DEBT EXTINGUISHMENT COSTS

On July 10, 2003, the net proceeds from the issuance of our 0.5% convertible subordinated debentures and other funds were used to redeem our 5.0% convertible subordinated notes, for $261.1 million in cash, including $250.0 million of principal, $7.1 million of call premium and $4.0 million of accrued interest. In addition, we wrote off $4.6 million of unamortized debt issuance costs associated with these notes. The call premium and unamortized debt issuance costs comprise the debt extinguishment costs in our consolidated statements of operations and cash flows.

NOTE 15. INCOME TAXES

Income (loss) before income taxes is attributable to the following tax jurisdictions:

YEARS ENDED DECEMBER 31,	2003	2002	2001

(In thousands)

Domestic	$78,316	$37,529	$(112,364)
Foreign	9,400	(1,442)	13,702

Income (loss) before income taxes	$87,716	$36,087	$(98,662)

F-25	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

The components of income tax (expense) benefit were as follows:

YEARS ENDED DECEMBER 31,	2003	2002	2001

(In thousands)

Current tax
Federal	$(1,745)	$(992)	$(3,119)
State	—	—	(295)
Non-U.S	(12,727)	(2,748)	(8,883)

Total current tax	(14,472)	(3,740)	(12,297)

Deferred tax
Federal and State	(18,418)	(12,946)	14,567
Non-U.S	9,191	2,067	1,080

Total deferred tax	(9,227)	(10,879)	15,647

Income tax (expense) benefit	$(23,699)	$(14,619)	$3,350

The income tax (expense) benefit differs from the amounts that would result by applying the U.S. statutory rate to income (loss) before income taxes. A reconciliation of the difference follows:

YEARS ENDED DECEMBER 31,	2003	2002	2001

(In thousands)

Income tax (expense) benefit based on statutory rate	$(30,700)	$(12,630)	$34,532
Non-deductible amortization of intangible assets	—	—	(17,739)
State income taxes, net of U.S. tax	(2,807)	(1,155)	1,462
Change in valuation allowance	10,249	(317)	(12,844)
Other, net	(441)	(517)	(2,061)

Income tax (expense) benefit	$(23,699)	$(14,619)	$3,350

The components of deferred income taxes are as follows:

YEARS ENDED DECEMBER 31,	2003	2002

(In thousands)

Deferred tax assets related to
Loss carryforwards	$49,790	$62,513
Accrued liabilities and allowances	39,694	6,894
Depreciation	13,787	11,625
Other	1,614	1,063

Total deferred tax assets	104,885	82,095

Deferred tax liabilities related to
Long-term assets	(26,139)	(8,563)

Total deferred tax liabilities	(26,139)	(8,563)

Total deferred taxes	78,746	73,532
Less: Deferred tax assets valuation allowance	(2,973)	(17,474)

Net deferred tax assets	$75,773	$56,058

F-26	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

Net tax benefits of $20.4 million, zero and $1.2 million associated with the exercise of employee stock options were allocated to additional paid-in capital in 2003, 2002 and 2001, respectively. We had not consistently generated taxable income from our primary U.S. operations prior to 2002, so we recorded a valuation allowance against the deferred tax assets recognized related to employee stock options exercised from the first quarter of 2002 through the third quarter of 2003. However, in the fourth quarter of 2003, we updated our estimates of future taxable income for our U.S. operations and determined that it was more likely than not that we would realize more of the deferred tax asset than the net balance at that date. Therefore, we reduced our valuation allowance by $25.3 million, with $10.2 million related to net operating losses reversed through a credit to income tax expense and $15.1 million related to employee stock option exercises reversed through a credit to additional paid-in capital. We retained approximately $3.0 million of the valuation allowance relating to deferred tax assets generated from capital loss carryforwards and foreign net operating losses that we may not fully recover.

Deferred U.S. income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested.

The deferred tax assets in respect of loss carryforwards and the related loss carryforwards at December 31, 2003 expire as follows:

	Deferred Taxes	Net Operating Loss Carryforwards

(In thousands)

Between 2018 and 2021 (domestic)	$45,669	$119,552
Between 2004 and 2009 (foreign)	1,977	4,862
Indefinite (foreign)	2,144	6,418

Totals	$49,790	$130,832

As of December 31, 2003, we had net deferred tax assets of $75.8 million, net of a valuation allowance of $3.0 million. It will be necessary to generate future taxable income from our primary U.S. operations of approximately $120 million in order to utilize enough of the domestic tax loss carryforwards to realize the associated deferred tax asset. Furthermore, there may be significant limitations on our ability to realize the tax benefits attributable to these domestic tax loss carryforwards in the event of a change in ownership.

Although realization is not assured, management believes, based on its current estimates of near-term future taxable income for its U.S. operations and tax-planning strategies, that it is more likely than not that the domestic net deferred tax assets will be realized within a reasonable period of time and substantially prior to the expiration of the net operating loss carryforwards between 2018 and 2021. In the event that actual results differ from management’s current expectations, the valuation allowance could materially change, directly impacting our consolidated financial statements. We will reevaluate the valuation allowance each year upon completion of updated estimates of taxable income for future periods. If the estimates indicate that we are unable to use all or a portion of the net deferred tax asset balance, a greater valuation allowance will be recorded and charged to income tax expense in the period of that determination, which could be in advance of the expiration of the loss carryforwards.

NOTE 16. ACQUISITIONS

All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations since the respective dates of acquisition are included in our consolidated results. These acquisitions were not significant, individually or in the aggregate, to the company as a whole for any period presented, therefore, pro forma financial information is not presented.

Fiscal Year 2003

During the first quarter of 2003, we acquired ImageDirect, Inc., an editorial photography agency, for a purchase price (including liabilities assumed) of $4.5 million. The portion of the purchase price allocated to goodwill was $3.2 million, with the remaining purchase price allocated to identifiable intangible and tangible assets and liabilities, none of which were individually material. None of the goodwill recognized is expected to be deductible for tax purposes.

F-27	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

During the second quarter of 2003, we acquired Mission Studios Limited, a United Kingdom-based entertainment photography agency. The purchase price was insignificant and was allocated to goodwill and identifiable intangible and tangible assets and liabilities. None of the goodwill recognized is expected to be deductible for tax purposes.

We acquired these two companies to expand our editorial offerings in order to meet growing consumer and media demand for this type of imagery. The main factor that contributed to purchase prices in excess of the fair value of identifiable tangible and intangible assets acquired is our ability to grow the revenue of these businesses more significantly than an average market participant through our gettyimages.com website without adding significant cost.

During the fourth quarter of 2003, we acquired The Image Bank (TIB) distributor in Munich, Germany for a purchase price (including liabilities assumed) of €3.1 million (approximately $3.9 million). The portion of the purchase price allocated to goodwill was €2.4 million (approximately $3.1 million), with the remaining purchase price allocated to identifiable intangible assets and liabilities, none of which were individually material. All of the goodwill recognized is expected to be deductible for tax purposes. We acquired this company in order to license imagery directly to customers in this region rather than through a distributor. The main factors that contributed to a purchase price in excess of the fair value of identifiable tangible and intangible assets acquired is our ability to retain, on all future revenue, the 40% royalty we paid to this company, as well as the two factors discussed above with respect to ImageDirect, Inc. and Mission Studios Limited.

Fiscal Years 2002 and 2001

We acquired certain assets of the TIB distributors in Denmark and Singapore in 2002, and we acquired the TIB distributor in Australia and certain assets of the TIB distributor in Brazil in 2001, the purchase prices for which were insignificant to the company as a whole for any period presented.

NOTE 17. INTEGRATION COSTS AND LOSS ON IMPAIRMENT OF ASSETS

Subsequent to a significant acquisition in 2000, management determined that further integration of our operations and facilities was necessary to eliminate duplicate facilities and functions and to take advantage of opportunities for further leveraging cost and technology platforms. Integration actions included: the termination of approximately 250 employees; abandonment of 23 sales facilities and related assets; the review of processes and resultant actions to implement processes that would benefit the company going forward; and determination of what functions and facilities should be combined, for which consulting and other professional assistance was sought.

The costs associated with these significant integration projects were expensed as incurred as follows:

YEAR ENDED DECEMBER 31,	2001

(In thousands)

Employee terminations	$3,025
Abandonment of facilities	1,540
Process review	417
Consulting and other professional fees	223
Other	63

Total integration costs	$5,268

On May 17, 2001, we terminated the operations of Art.com and recorded integration costs of approximately $2.1 million, including severance costs and costs to terminate the operations and exit the facilities of Art.com, as well as a loss on the impairment of related assets of $6.5 million.

Also during the second quarter of 2001, we recorded integration costs of $0.9 million, including severance costs and facilities exit costs, relating primarily to the planned closure of the Calgary, Canada office and consolidation of those operations into other offices.

F-28	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

The integration costs associated with the closure of Art.com and the Calgary office during 2001 were as follows:

	ART.COM	CALGARY	TOTAL

(In thousands)

Employee terminations	$956	$719	$1,675
Abandonment of facilities	701	174	875
Other	430	—	430

Total integration costs	$2,087	$893	$2,980

NOTE 18. LOSS ON ABANDONED AND SUBLEASED PROPERTY

During the fourth quarter of 2001, we re-evaluated our worldwide facilities requirements and identified excess space in London, Munich, New York, San Francisco, Santa Monica and Seattle. We recorded a loss of $11.6 million during the fourth quarter to account for minimum rental payments and costs of subleasing the properties over the remaining lives of the leases, net of expected sublease income, undiscounted. Approximately $4.5 million of this charge remains in accrued expenses at December 31, 2003, and will be paid out in future periods through 2007.

NOTE 19. RESTRUCTURING COSTS

During the third quarter of 2001, management announced that in response to further weakening in the U.S. and global markets we serve, we would reduce our workforce by approximately 300 people worldwide across multiple functions. We recorded $4.5 million in restructuring costs for a planned 320 employee terminations once management had committed us to a formal plan of termination and had communicated to all employees the benefit arrangements they would receive if terminated. We also incurred $0.3 million in other related restructuring costs. As of March 31, 2002, all planned employees had been terminated and all related termination costs had been paid.

NOTE 20. LOSS ON IMPAIRMENT OF INVESTMENTS

During the second quarter of 2001, we wrote off our minority cost basis investment in two small private companies after analyses showed that they suffered other than temporary declines in fair value. These analyses were based on reviews of quantitative and qualitative information provided to management, which indicated that these companies would be unable to return the carrying value of our investments. The total of these two impairment charges was $4.2 million.

F-29	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

NOTE 21. SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER		FOURTH QUARTER

(In thousands, except per share amounts)

Year ended December 31, 2003
Revenue	$130,317	$127,722	$130,775		$134,383
Gross profit	93,002	91,399	93,713		96,740
Income from operations	23,929	23,779	27,158		28,403
Income before income taxes	21,693	21,510	15,580	[1]	28,933
Net income	13,230	13,166	9,442	[1]	28,179	[2]
Basic earnings per share	0.25	0.24	0.17	[1]	0.50	[2]
Diluted earnings per share	0.23	0.23	0.16	[1]	0.48	[2]
Year ended December 31, 2002
Revenue	$113,852	$113,298	$118,189		$117,671
Gross profit	83,759	83,306	84,740		83,126
Income from operations	8,437	10,780	15,033		15,212
Income before income taxes	4,451	7,435	11,609		12,592
Net income	2,680	4,473	6,816		7,499
Basic earnings per share	0.05	0.08	0.13		0.14
Diluted earnings per share	0.05	0.08	0.13		0.13

[1]	These figures for the third quarter of 2003 include debt extinguishment costs of $11.8 million pre tax and $7.2 million after tax.
[2]	These figures for the fourth quarter of 2003 include a deferred tax asset valuation allowance reversal of $10.2 million.

S-1	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Getty Images, Inc.

Our audits of the consolidated financial statements of Getty Images, Inc. and its subsidiaries referred to in our report dated March 2, 2004 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(A)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 2, 2004

S-2	GETTY IMAGES, INC.	2003	FORM 10-K	PART IV	ITEM 15(A)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	December 31, 2000	Additions Expensed	Deductions	December 31, 2001	Additions Expensed	Other Additions		Deductions	December 31, 2002	Additions Expensed	Other Additions	Deductions	December 31, 2003

(In thousands)

Allowance for doubtful accounts and sales returns	$19,487	4,510	(3,102)[1]	$20,895	6,369	—		(14,661)[1]	$12,603	4,651	—	(5,122)[1]	$12,132
Inventory reserve	$782	500	(528)[2]	$754	1,165	—		(1,645)[2]	$274	872	—	(485)[2]	$661
Deferred tax asset valuation allowance	$—	12,844	—	$12,844	317	4,313	[3]	—	$17,474	—	10,818[3]	(25,319)[4]	$2,973

[1]	Amounts in all years represent balances written off, net of amounts recovered that had previously been written off, and foreign currency translation adjustments. The significant write offs in 2002 and 2003 represent amounts that were reserved in prior years that could not be written off due to the limited functionality of certain legacy financial systems. The process of writing off these reserved balances began in 2002 when these systems were replaced.
[2]	Amounts in all years represent balances written off.
[3]	These amounts relate to employee stock options exercised in the U.S.
[4]	This amount represents a decrease in the valuation allowance relating to employee stock option exercises ($15,070) and net operating losses ($10,249). See the Income Taxes footnote to our consolidated financial statements (Note 15) for further information.