Form 10-Q
period 2004-03-31
GETTY IMAGES INC
filed 2004-05-04
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At April 30, 2004 there were 58,281,910 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q1 2004	FORM 10-Q

1	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

THREE MONTHS ENDED MARCH 31,	2004	2003

(In thousands, except per share amounts)

Revenue	$156,512	$130,317
Cost of sales	43,806	37,315

Gross profit	112,706	93,002

Selling, general and administrative expenses	54,718	53,365
Depreciation	13,823	14,934
Amortization	1,094	934
Other operating expenses (income)	129	(160)

Operating expenses	69,764	69,073

Income from operations	42,942	23,929
Interest expense	(1,067)	(3,758)
Interest income	1,753	602
Exchange (losses) gains, net	(708)	915
Other (expenses) income, net	(10)	5

Income before income taxes	42,910	21,693
Income tax expense	(16,824)	(8,463)

Net income	$26,086	$13,230

Earnings per share
Basic	$0.45	$0.25
Diluted	0.43	0.23

Shares used in computing earnings per share
Basic	57,666	53,989
Diluted	60,157	56,782

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	MARCH 31, 2004	DECEMBER 31, 2003

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$132,476	$140,058
Short-term investments	224,140	167,525
Accounts receivable, net	83,865	75,781
Prepaid expenses	8,836	9,693
Deferred income taxes, net	12,697	13,206
Other current assets	2,459	1,246

Total current assets	464,473	407,509
Property and equipment, net	119,304	123,268
Goodwill	603,172	603,024
Identifiable intangible assets, net	15,501	16,615
Deferred income taxes, net	53,483	62,567
Other long-term assets	10,490	11,101

Total assets	$1,266,423	$1,224,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$71,834	$64,454
Accrued expenses	34,845	42,459
Income taxes payable	5,544	8,170

Total current liabilities	112,223	115,083
Long-term debt	265,000	265,011
Other long-term liabilities	8,792	8,184

Total liabilities	386,015	388,278

Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock	580	573
Additional paid-in capital	1,114,832	1,098,249
Unearned compensation	(367)	(448)
Accumulated deficit	(249,167)	(275,253)
Accumulated other comprehensive income	14,530	12,685

Total stockholders’ equity	880,408	835,806

Total liabilities and stockholders’ equity	$1,266,423	$1,224,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid- In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

(In thousands)

Balance at December 31, 2003	57,331	$573	$1,098,249	$(448)	$(275,253)	$12,685	$835,806
Net income	—	—	—	—	26,086	—	26,086
Other comprehensive income	—	—	—	—	—	1,845	1,845
Amortization of unearned compensation	—	—	—	81	—	—	81
Stock options exercised	690	7	12,441	—	—	—	12,448
Restricted stock vesting	—	—	9	—	—	—	9
Tax benefit on stock options exercised	—	—	4,133	—	—	—	4,133

Balance at March 31, 2004	58,021	$580	$1,114,832	$(367)	$(249,167)	$14,530	$880,408

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

THREE MONTHS ENDED MARCH 31,	2004	2003

(In thousands)

Cash flows from operating activities
Net income	$26,086	$13,230
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	14,636	6,924
Depreciation	13,823	14,934
Bad debt expense	1,421	1,315
Amortization of identifiable intangible assets	1,094	934
Amortization of debt issuance costs	477	313
Other changes in long-term assets and liabilities	1,021	(34)
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(11,154)	(6,724)
Accounts payable	7,024	1,467
Accrued expenses	(8,035)	(8,941)
Income taxes payable	(3,144)	(723)
Changes in other current assets and liabilities	424	(733)

Net cash provided by operating activities	43,673	21,962

Cash flows from investing activities
Acquisition of available-for-sale investments	(113,952)	(14,664)
Proceeds from the sale of available-for-sale investments	58,232	—
Acquisition of property and equipment	(9,097)	(8,194)
Acquisition of businesses, net of cash acquired	—	(2,383)
Proceeds from the sale of assets	—	300

Net cash used in investing activities	(64,817)	(24,941)

Cash flows from financing activities
Proceeds from the issuance of common stock	12,448	4,894
Debt issuance costs paid	(136)	—

Net cash provided by financing activities	12,312	4,894

Effects of exchange rate differences	1,250	316

Net (decrease) increase in cash and cash equivalents	(7,582)	2,231
Cash and cash equivalents, beginning of period	140,058	76,105

Cash and cash equivalents, end of period	$132,476	$78,336

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments are: a) the appropriateness of the valuation and useful lives, if applicable, of long-lived assets, including goodwill and identifiable intangible assets; b) determining the appropriate level of accrued income taxes and deferred tax asset valuation allowances; c) the designation of certain foreign-currency denominated intercompany balances as long-term investments; and d) the sufficiency of the allowance for doubtful accounts. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

Principles of Consolidation

Our consolidated financial statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Significant intercompany balances and transactions have been eliminated.

Quarterly Results

Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Management believes that the Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results of operations, financial position and cash flows for the interim periods presented. The condensed information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K.

Foreign Currency Derivatives

At March 31, 2004, we held forward contracts to sell $10.7 million worth of Euros and $6.7 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $7.8 million worth of Euros in British pound functional currency sets of books. We also held at March 31, 2004, contracts to sell Canadian and Australian dollars that were less than $3.0 million individually. At December 31, 2003, we held forward contracts to sell $9.5 million worth of Euros and $6.9 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $3.5 million worth of Euros in British pound functional currency sets of books.

6	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

Earnings Per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options and restricted stock awards.

THREE MONTHS ENDED MARCH 31,	2004	2003

(In thousands, except per share amounts)

Basic Earnings Per Share
Income available to common stockholders (numerator)	$26,086	$13,230
Weighted average common shares outstanding (denominator)	57,666	53,989
Basic earnings per share	$0.45	$0.25

Diluted Earnings Per Share
Income available to common stockholders (numerator)	$26,086	$13,230

Weighted average common shares outstanding	57,666	53,989
Effect of dilutive securities
Stock options	2,487	2,791
Restricted stock	4	2

Total weighted average common shares and dilutive securities (denominator)	60,157	56,782

Diluted earnings per share	$0.43	$0.23

Approximately 21,884 and 2.2 million other common shares potentially issuable from stock options for the three months ended March 31, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. Also excluded in 2003 because they were anti-dilutive were 4.1 million common shares that were potentially issuable from our 5.0% convertible subordinated notes. The 5.0% convertible subordinated notes were redeemed on July 10, 2003.

The diluted earnings per share calculation for 2004 also excluded common shares potentially issuable upon conversion of our 0.5% convertible subordinated debentures. These shares were excluded because none of the conversion contingencies were satisfied during the reporting period, nor would they have been satisfied if the end of the reporting period were the end of the contingency period. The debentures may be converted to common stock at the holder’s option only if one or more of the following conditions are met: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by Standard and Poor’s is below B- or by Moody’s Investor Services is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

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

7	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

Short-Term Investments

Short-term investments consisted of the following at our consolidated balance sheet dates:

MARCH 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

Available-for-sale
Federal agency mortgage backed securities	$152,727	$828	$(118)	$153,437
Corporate bonds	51,471	355	(41)	51,785
U.S. Treasury obligations	16,341	321	(2)	16,660
Money market	2,258	—	—	2,258

Total short-term investments	$222,797	$1,504	$(161)	$224,140

DECEMBER 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

Available-for-sale
Federal agency mortgage backed securities	$96,143	$263	$(144)	$96,262
Corporate bonds	53,018	67	(130)	52,955
U.S. Treasury obligations	9,158	67	(3)	9,222
Money market	9,086	—	—	9,086

Total short-term investments	$167,405	$397	$(277)	$167,525

Available-for-sale investments are carried at market value with associated unrealized holding gains and losses recorded in accumulated other comprehensive income. Investments outstanding at March 31, 2004 mature between 2004 and 2043. Available-for-sale investments with contractual maturities beyond one year are classified as current in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

Following is the detail of gross unrealized losses at March 31, 2004. The majority of these unrealized losses were generated as interest rates rose and the rate of return on certain of our investments remained fixed at lower rates or as there were more sellers than buyers of the particular investment on March 31, 2004. These losses are considered temporary, as the investments represent non-contingent contractual future cash flows, allowing us to fully recover the net carrying amount of the investments.

MARCH 31, 2004	In a loss position for less than 12 months		In a loss position 12 months or more		Total in a loss position

	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses

(In thousands)

Federal agency mortgage backed securities	$18,792	$(118)	$—	$—	$18,792	$(118)
Corporate bonds	21,542	(20)	1,689	(21)	23,231	(41)
U.S. Treasury obligations	464	(2)	—	—	464	(2)

Totals	$40,798	$(140)	$1,689	$(21)	$42,487	$(161)

Gains and losses realized on short-term investments are included in interest income in our consolidated statements of operations and are calculated on the specific identification method.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $12.9 million and $12.1 million at March 31, 2004 and December 31, 2003, respectively. The provisions for doubtful accounts recorded during the first quarter of 2004 and 2003 were $1.4 million and $1.3 million, respectively. Estimated sales returns recorded during the first quarter of

8	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

2003 and 2004 were immaterial. Approximately 6% of our recorded investment in trade receivables, net of allowances for doubtful accounts and sales returns, was more than 90 days old as of March 31, 2004, compared to 10% of our recorded net investment at December 31, 2003.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

	MARCH 31, 2004			DECEMBER 31, 2003

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Gross Amount	Accumulated Depreciation

(In thousands, except years)

Contemporary image content	4	$219,120	$177,174	$212,296	$168,402
Computer hardware and software purchased	3	87,218	76,766	85,325	74,071
Computer software developed for internal use	3	62,084	37,988	67,903	42,788
Leasehold improvements	2-20	33,953	12,612	33,420	11,881
Furniture, fixtures and studio equipment	5	29,519	22,891	30,782	23,904
Archival image content	40	18,733	3,955	18,205	3,743
Other property and equipment	3-4	381	318	430	304

Totals		$451,008	$331,704	$448,361	$325,093

Depreciation of internal use software was $4.4 million and $3.9 million in the first quarter of 2004 and 2003, respectively. In the first quarter of 2004, we wrote off approximately $9.1 million of internal use software that was fully depreciated and no longer in use.

Goodwill

Goodwill changed during the first quarter of 2004 as follows:

(In thousands)

Goodwill at December 31, 2003	$603,024
Purchase price adjustments	172
Effect of foreign currency translation adjustments	(24)

Goodwill at March 31, 2004	$603,172

Identifiable Intangible Assets

We are required to reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented. Any future revisions would be applied prospectively.

The gross carrying amounts, related accumulated amortization and respective useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

		MARCH 31, 2004		DECEMBER 31, 2003

	Range of Estimated Useful Lives (In years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

(In thousands)

Customer lists	5-7	$15,838	$8,602	$15,860	$7,993
Trademarks, trade names and copyrights	2-10	11,095	4,761	11,086	4,465
Other identifiable intangible assets	3-10	3,044	1,113	3,139	1,012

Totals		$29,977	$14,476	$30,085	$13,470

9	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

Amortization of identifiable intangible assets was $1.1 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively. Based on balances at March 31, 2004, expected amortization of identifiable intangible assets for the next five years, including amortization recorded during the first quarter of 2004, is as follows:

FISCAL YEAR

(In thousands)

2004	$4,339
2005	4,226
2006	3,503
2007	1,656
2008	1,405

Leases

Rent expense, net of sublease income, was $4.6 million and $4.4 million for the first quarter of 2004 and 2003, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented.

Employee Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended, requires the disclosure of pro forma information as if we had adopted the fair-value method of accounting for employee stock-based compensation. Under this method, compensation cost is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on our net income and earnings per share of applying the fair-value method of accounting, utilizing the assumptions in the table below would have been as follows:

THREE MONTHS ENDED MARCH 31,	2004	2003

(In thousands, except per share amounts)

Net income
As reported	$26,086	$13,230
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	55	75
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(1,912)	(1,799)

Pro forma net income	$24,229	$11,506

Basic earnings per share
As reported	$0.45	$0.25
Pro forma	0.42	0.21

Diluted earnings per share
As reported	$0.43	$0.23
Pro forma	0.40	0.20

Shares used in computing pro forma earnings per share
Basic	57,666	53,989
Diluted	60,295	56,360

A Black-Scholes multiple option valuation model was utilized in calculating the pro forma figures, with forfeitures recognized as they occur and the following assumptions:

THREE MONTHS ENDED MARCH 31,	2004	2003

Expected share price volatility	60%	71%
Risk free rate of return	2.89%	4.09%
Expected life of option (from vest date)	1 1/2 years	1 1/2 years
Expected rate of dividends	None	None

10	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

There were no stock option modifications resulting in compensation expense for the periods presented in this report.

Advertising and Marketing

Advertising and marketing costs charged to operations during the first quarter of 2004 and 2003 were $2.4 million and $4.9 million, respectively. Prepaid advertising costs at March 31, 2004 and December 31, 2003 were $0.1 million and $0.5 million, respectively.

Recent Accounting Pronouncements

Financial Accounting Standards Board (FASB) Staff Position (FSP) 129-1 “Disclosure Requirements under FASB Statement No. 129, ‘Disclosure of Information about Capital Structure,’ Relating to Contingently Convertible Securities” was issued April 9, 2004. The FASB staff confirmed through this FSP that the disclosure requirements of Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted EPS. Our disclosures had previously conformed to Statement No. 129, and therefore, adoption of this pronouncement did not have an impact on our consolidated financial statements.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt is estimated based on quoted market prices and was approximately $327.3 million at March 31, 2004 and $301.2 million at December 31, 2003, or $62.3 million and $36.2 million, respectively, higher than its book value.

NOTE 3. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances comprising 5% or more of total current liabilities at either date shown separately:

	MARCH 31, 2004	DECEMBER 31, 2003

(In thousands)

Accrued payroll and related costs	$12,020	$16,903
Accrued straight-line rent (current portion)	5,087	7,815
Other	17,738	17,741

Total accrued expenses	$34,845	$42,459

11	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

NOTE 4. COMMITMENTS AND CONTINGENCIES

Commitments

The following table illustrates payments and receipts associated with significant, enforceable and legally binding contractual obligations and rights that are non-cancelable without significant penalty. The figures in the table are based on commitments at March 31, 2004 and reflect each full year’s payments and receipts. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as we currently intend to fulfill each of these obligations and exercise each of these rights. The table assumes that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023 and that there are no borrowings under the senior credit facility, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018.

YEARS ENDED DECEMBER 31,	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures—principal payment	$—	$—	$—	$—	$—	$265,000	$265,000
Convertible subordinated debentures—interest payments	1,325	1,325	1,325	1,325	1,325	19,212	25,837
Operating lease payments	20,407	20,175	19,773	18,787	18,672	99,782	197,596
Sublease receipts	(5,440)	(5,269)	(5,275)	(881)	(51)	—	(16,916)
Minimum royalty guarantee payments	7,399	6,949	4,661	1,927	1,100	—	22,036
Minimum guaranteed receipts	(2,146)	(2,250)	(937)	—	—	—	(5,333)
Other purchase commitments	1,570	531	120	44	—	—	2,265

Net commitments	$23,115	$21,461	$19,667	$21,202	$21,046	$383,994	$490,485

Purchase orders, certain sponsorships and donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other imagery partners to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in the event a claim arises in relation to an image they have provided. Other imagery partners are also required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess the range of possible payments and available recourse from our image partners. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at March 31, 2004 and December 31, 2003.

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

12	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

at March 31, 2004 or December 31, 2003. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

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

NOTE 5. OTHER COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods reported:

THREE MONTHS ENDED MARCH 31,	2004	2003

(In thousands)

Net income	$26,086	$13,230
Net unrealized gains (losses) on revaluation of foreign currency denominated long-term intercompany balances	3,544	(152)
Foreign currency translation adjustment (losses) gains	(2,455)	319
Net unrealized gains (losses) on short-term investments	1,223	(29)
Deferred taxes on net unrealized gains on short-term investments	(467)	6

Total comprehensive income	$27,931	$13,374

Realized gains and losses (on investments sold) transferred out of net unrealized holding gains and into our consolidated statements of operations were insignificant in all periods presented.

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

	MARCH 31, 2004	DECEMBER 31, 2003

(In thousands)

Net unrealized gains on revaluation of foreign currency denominated long-term intercompany balances	$25,810	$22,266
Accumulated foreign currency translation adjustment losses	(12,110)	(9,655)
Net unrealized gains on short-term investments	1,343	120
Deferred taxes on net unrealized gains on short-term investments	(513)	(46)

Total accumulated other comprehensive income	$14,530	$12,685

NOTE 6. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

THREE MONTHS ENDED MARCH 31,	2004	2003

(In thousands)

United States	$69,614	$62,076
United Kingdom	22,574	17,179
Germany	12,677	10,142
France	9,521	7,710
Rest of world	42,126	33,210

Total revenue	$156,512	$130,317

13	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 1

NOTE 7. ACQUISITION

During the first quarter of 2003, we acquired ImageDirect, Inc., an editorial photography agency, for a purchase price (including liabilities assumed) of $4.5 million. The portion of the purchase price allocated to goodwill was $3.2 million, with the remaining purchase price allocated to identifiable intangible and tangible assets and liabilities, none of which were individually material. The goodwill recognized will not be deductible for tax purposes. We acquired this company to expand our editorial offerings in order to meet growing demands for this type of imagery. The main factor that contributed to a purchase price in excess of the fair value of identifiable tangible and intangible assets acquired is our ability to grow the revenue of this business more significantly than an average market participant through our gettyimages.com website without adding significant cost. This acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations since the date of acquisition are included in our consolidated results. This acquisition was not significant to the company as a whole for any period presented; therefore, pro forma financial information is not presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report on Form 10-Q, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions and projections about Getty Images, Inc. and its industry, and are made on the basis of management’s views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in revenue, gross margin, anticipated expense levels, and liquidity and capital resources, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by the company as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those set forth herein under “Factors That May Affect the Business,” as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2003. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission.

In this Quarterly Report, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

GENERAL

Executive Overview

In 2004, our main objective is to grow revenue, primarily through an increased focus on a sales and marketing approach targeted to the specific product and pricing needs of various customer groups. In particular, we will strive to increase our penetration into the editorial market segment, the Japanese market, and markets for new revenue streams, such as assignment photography. We have already made progress towards accomplishing these objectives. We reorganized our sales and marketing staff to target and better serve specific customer groups, and we repriced licenses for selected customer groups, including editorial customers. In the second quarter, we plan to complete major upgrades to the editorial portion of our website and launch an editorial advertising campaign. Also in the second quarter, we plan to launch our Japanese version of gettyimages.com, which will include localized language and content and will be supported by a local sales and marketing staff. We also continue to explore new revenue streams, and as expected, we are achieving these objectives while increasing our operating margin.

There have been no material changes in our sources of revenue and cost of sales or our critical accounting policies and estimates and assumptions since December 31, 2003. In addition, we did not acquire any businesses or significant assets of businesses during the first quarter of 2004.

14	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 2

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Following is management’s discussion of material changes in our results of operations with respect to the most recent interim period and the corresponding interim period of the prior year. Income from operations and operating margin should not be considered alternatives to net income as indicators of our operating performance, but should be considered supplemental indicators. All figures in tables are shown in thousands, except percentages and price per image figures.

Following are key revenue and gross margin metrics for the first quarter of 2004 and 2003:

THREE MONTHS ENDED MARCH 31,	2004	2003

PORTFOLIOS AS A PERCENTAGE OF REVENUE
Rights-managed still imagery	51%	57%	[1]
Royalty-free still imagery	32%	28%
Editorial imagery	10%	9%	[1]
Film	5%	6%	[1]
Other	2%	—	[1]

GROSS MARGIN
Rights-managed still imagery	67%	66%
Royalty-free still imagery	77%	78%
Editorial imagery	82%	87%
Film	73%	75%

APPROXIMATE AVERAGE PRICE PER IMAGE [2,3]
Rights-managed still imagery [4]	$605	$550[1]
Royalty-free still imagery [4]	195	130[1]
Film [5]	625	580

[1]	Certain prior period figures have been reclassified to correspond to the current presentation due to the movement of collections between portfolios.
[2]	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore is not included in this table.
[3]	All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images (including flexible license packs but excluding prepackaged CDs) licensed by us directly to our customers, not through distributors.
[4]	These figures relate to images licensed in the Americas, Europe, Middle East and Africa only.
[5]	These figures relate to rights-managed images licensed in North America, Europe, Middle East and Africa only.

REVENUE

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Revenue	$156,512	100.0	$130,317	100.0	$26,195	20.1

Revenue increased period over period due to:

•	an $11.8 million positive impact of changes in foreign currency exchange rates on the translation of revenue generated in foreign countries, mainly Europe and the United Kingdom (U.K.);
•	pricing, including selective price increases in our rights-managed and royalty-free portfolios, reduced levels of discounting and a shift in the mix of licensed uses towards higher priced uses; and
•	increased revenue from our editorial imagery portfolio (comprising news, sports, entertainment and archival imagery) beyond currency and pricing.

Partially offsetting these increases were net decreases in the volume of images licensed from our royalty-free (3% decline) and rights-managed (2% decline) portfolios. Royalty-free volumes declined period over period for lower revenue credit card customers only.

Excluding the impact of foreign-currency translation, revenue increased period over period in many countries, particularly the U.S. and the U.K.

15	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 2

GROSS PROFIT AND GROSS MARGIN

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Gross profit and gross margin	$112,706	72.0	$93,002	71.4	$19,704	21.2

Gross profit and gross margin increased in 2004 due to increased revenue and a shift in image license mix towards higher margin imagery, including royalty-free and wholly owned rights-managed imagery. Management expects gross margin to remain in the range of 71.5 to 72.0 percent for the remainder of the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

SG&A	$54,718	35.0	$53,365	41.0	$1,353	2.5

Selling, general and administrative expenses increased in 2004 due to a $3.4 million negative impact of changes in foreign currency exchange rates on the translation of SG&A incurred in foreign countries. As a percentage of revenue, SG&A declined as we held costs steady while revenue increased.

INCOME FROM OPERATIONS AND OPERATING MARGIN

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Income from operations and operating margin	$42,942	27.4	$23,929	18.4	$19,013	79.5

Income from operations and operating margin increased in the first quarter of 2004 due mainly to higher revenue and gross margin, both of which are discussed in detail above, as compared to relatively flat operating expenses.

INTEREST EXPENSE

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Interest expense	$(1,067)	(0.7)	$(3,758)	(2.9)	$2,691	71.6

Interest expense decreased from 2003 principally due to the repayment of our 5.0% convertible subordinated notes and issuance of 0.5% convertible subordinated debentures in July and June of 2003, respectively. Interest expense on the new 0.5% convertible subordinated debentures will approximate $1.3 million per year, compared to interest expense on the extinguished 5.0% convertible subordinated notes that approximated $12.5 million per year. Interest expense for the first quarter of 2004 also included $0.5 million in amortization of debt issuance costs.

INTEREST INCOME

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Interest income	$1,753	1.1	$602	0.5	$1,151	191.2

Interest income increased in 2004 due to higher cash and short-term investment balances.

16	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 2

INCOME TAX EXPENSE

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2004	% of income before tax	2003	% of income before tax	$ change	% change

Income tax expense	$(16,824)	(39.2)	$(8,463)	(39.0)	$(8,361)	(98.8)

Income tax expense increased over the prior year due to higher income before taxes. As of March 31, 2004, we had net deferred tax assets of $66.2 million, net of a valuation allowance of $3.1 million. Although realization is not assured, management believes, based on current estimates of near-term future taxable income and our tax-planning strategies, that it is more likely than not that the net deferred tax assets will be realized.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity

Our working capital, or current assets less current liabilities, at March 31, 2004 and December 31, 2003 was $352.3 million and $292.4 million, respectively. Cash and cash equivalents and short-term investments at these dates were $356.6 million and $307.6 million, respectively. These balances plus cash that we expect to generate through operating and financing activities are expected to meet our liquidity needs for the next 12 months. We continue to expect that our main sources of cash in 2004 will be revenue collections and proceeds from the issuance of stock through employee stock option exercises.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities was $43.7 million for the first quarter of 2004. This represents a 99% increase over the first quarter of the prior year, due mainly to increased revenue collected (increased revenue and lower days sales outstanding). Management expects to continue to see operating cash flows at amounts generally meeting or exceeding those of comparable prior year periods due to increased revenue and relatively proportional increases in cost of sales and relatively flat operating expenses.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $12.3 million for the first quarter of 2004. This represents a 152% increase over the first quarter of the prior year due to increased proceeds from the issuance of stock through employee stock option exercises. Cash flows provided by financing activities in 2004 will likely continue to consist mainly of proceeds from the issuance of stock through employee stock option exercises, which typically increase or decrease relative to changes in our stock price and are generally out of the control of management. Approximately 5.2 million stock options were exercisable at March 31, 2004 with a weighted-average exercise price of $23.93.

Management believes we are in compliance with the financial covenants in the senior credit facility agreement. Management does not currently anticipate borrowing funds under the senior credit facility, but could elect to do so at any time as long as we remain in compliance with the financial covenants and other terms and conditions of the facility.

There have been no other material changes since December 31, 2003 in our sources of liquidity, the factors likely to impact these sources or the adequacy of these sources to meet our needs for at least the following 12 months.

Capital Expenditures, Contractual Obligations and Rights and Guarantees

CAPITAL EXPENDITURES

Our capital expenditures for the first quarter of 2004 were $9.1 million. This represents an 11% increase over the first quarter of 2003 due to greater investments in image content, e-commerce enablement of the editorial portion of our website and the launch of a Japanese version of gettyimages.com. We continue to plan to spend approximately $35 million on capital expenditures in 2004, mostly related to image content and technology. The anticipated sources of funds for these expenditures continue to be current cash and short-term investment balances and cash flows provided by operations, but could include any of the sources discussed under “Liquidity” above.

17	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 2

CONTRACTUAL OBLIGATIONS AND RIGHTS

There have been no material changes in our contractual obligations and rights or guarantees since December 31, 2003, except for additional minimum royalty guarantees made in the first quarter of 2004. The following table shows payments associated with these contracts, including payments that were made during the first quarter of 2004.

YEARS ENDED DECEMBER 31,	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

(In thousands)

Minimum royalty guarantee payments	$7,399	$6,949	$4,661	$1,927	$1,100	$—	$22,036

GUARANTEES

There have been no material changes in our guarantees since December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (FASB) Staff Position (FSP) 129-1 “Disclosure Requirements under FASB Statement No. 129, ‘Disclosure of Information about Capital Structure,’ Relating to Contingently Convertible Securities” was issued April 9, 2004. The FASB staff confirmed through this FSP that the disclosure requirements of Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted EPS. Our disclosures had previously conformed to Statement No. 129, and therefore, adoption of this pronouncement did not have an impact on our consolidated financial statements.

FACTORS THAT MAY AFFECT THE BUSINESS

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST COMPETITORS

The market for visual content and related products and services is highly competitive. We believe that the principal competitive factors are: name recognition; company reputation; the quality, relevance and diversity of the images in a company’s collections; the quality of contributing photographers and filmmakers under contract with a company; effective use of current and emerging technology; customer service; pricing; accessibility of imagery and speed of fulfillment. Some of our existing and potential competitors may have or may develop resources superior to ours, or other such competitive advantages. If we are not able to complete effectively, we could lose market share, which could have an adverse affect on our results of operations. Our current and potential competitors include: other general visual content providers such as Corbis, Creatas, Photonica, Superstock and ZefaVisual Media; specialized visual content companies that are well established in their local, content or product-specific market segments such as Reuters News Service, the Associated Press, Action Images, WireImage and Zuma Press; stock film footage businesses such as Corbis Motion; and commissioned photographers. There are also hundreds of small stock photography and film footage agencies and image content aggregators throughout the world.

OUR QUARTERLY FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to, the following:

•	demand for our existing and new content, products and services, and those of our competitors;
•	changes in our pricing policies and practices;
•	changes in the sales mix of our products and services, including the mix of licensed uses, company owned and licensed imagery, and the geographic distribution of such licenses;
•	our ability to attract and retain customers;
•	costs related to potential acquisitions and development of technology, services, products, or new businesses; and
•	fluctuations in foreign exchange rates, or changes in U.S. and global capital markets, economies or applicable tax laws and regulations.

Because of these risks and others, it is possible that our future quarterly results may differ from management’s expectations and the expectations of analysts and investors, causing our stock price to fluctuate.

18	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 2

OTHER IMAGERY PARTNERS ARE IMPORTANT TO OUR BUSINESS

We have entered into commercial agreements with other businesses to host and license their imagery on the gettyimages.com website. These arrangements require resource and personnel commitments by us, limiting the number of images from other imagery partners we may host or integrate during a given period. Additionally, if there are problems with the relevancy, quality, or market and customer acceptance of this imagery, or if a significant image partner were to terminate or fail to renew an agreement with us, our revenues and operating results may be adversely affected.

SYSTEMS SECURITY RISKS AND CONCERNS MAY HARM OUR BUSINESS

An important component of our business is the secure transmission of confidential information and the transaction of commerce over the Internet. Developments in computer capabilities, viruses, or other events could result in compromises or breaches of our systems or those of other websites and networks, jeopardizing proprietary and confidential information belonging to us or our customers, or causing potentially serious interruptions in our services, sales or operations. We may be required to expend significant additional resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Additionally, any well-publicized compromises of our security system or the Internet may reduce our customers’ desire to transact business over the Internet.

WE MAY EXPERIENCE SYSTEM FAILURES AND SERVICE INTERRUPTIONS

The digitization and Internet distribution of our visual content continues to be a key component of our business and growth strategy. As a result, our revenues are dependent on the ability of our customers to access and conduct transactions through our website. In the past, we have experienced infrequent system interruptions that made portions of our website unavailable or prevented us from efficiently taking or fulfilling orders. We cannot guarantee that we can prevent future interruptions. Additionally, we depend on certain third party software and system providers for the processing and distribution of our imagery and related products and services. System failures or interruptions, whether as a result of our internally developed systems or those of the third-party providers, may inconvenience our customers, result in negative publicity, and negatively affect our provision of services and the volume of images we license and deliver over the Internet.

We have focused significant resources and attention on the installation and development of enterprise systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interfaces, and other corporate administrative functions. We will need to continue improving these enterprise systems and their efficiencies as well as our network infrastructure to accommodate increased traffic on our website, sales volume, and the processing of the resulting information. Without continued improvement and enhancements to our enterprise systems and network infrastructure, we may face system interruptions, poor response times, diminished customer service, impaired quality and speed of order fulfillment, and potential problems with our financial reporting.

The computer and communications hardware necessary to operate our corporate functions are located in metropolitan areas worldwide. Any of these systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. We do not have complete redundancy for all of our network and telecommunications facilities.

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Executive Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer, collectively the Getty Group, owned approximately 18% of the outstanding shares of our common stock at April 30, 2004. Getty Investments alone owned approximately 17% of the outstanding shares of our common stock at April 30, 2004. Mr. Mark H. Getty, our Executive Chairman, serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan D. Klein, our Chief Executive Officer, serves on the Board of Directors of Getty Investments.

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

19	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 2

OUR RIGHT TO USE “GETTY IMAGES” TRADEMARKS IS SUBJECT TO FORFEITURE IN THE EVENT WE EXPERIENCE A CHANGE OF CONTROL

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

For additional risks, please see our Annual Report on Form 10-K for the year ended December 31, 2003.

20	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 3

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

	STATED MATURITY DATE							FAIR VALUE

	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	MARCH 31, 2004	DECEMBER 31, 2003

(In thousands, except percentages)

ASSETS
Short-term investments
Fixed rate	$8,568	$10,891	$21,990	$19,357	$10,541	$11,132	$82,479	$82,479	$86,372
Weighted average interest rate	4.17%	1.57%	2.65%	2.94%	3.44%	4.82%	3.13%	—	—
Step up rate	$—	$10,063	$26,273	$60,188	$20,084	$15,064	$131,672	$131,672	$71,187
Weighted average interest rate	—	2.00%	2.18%	2.42%	2.13%	2.87%	2.35%	—	—
Variable rate	$—	$—	$—	$—	$—	$9,989	$9,989	$9,989	$9,966
Weighted average interest rate	—	—	—	—	—	3.11%	3.11%	—	—

LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$265,000	$265,000	$327,275	$301,210
Weighted average interest rate	—	—	—	—	—	0.5%	0.5%	—	—

SHORT-TERM INVESTMENTS

Short-term investments at March 31, 2004 consisted of available-for-sale federal agency mortgage backed securities ($153.4 million), corporate bonds ($51.8 million), U.S. Treasury obligations ($16.7 million) and money market funds ($2.3 million), carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income. Available-for-sale investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

21	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 3

Foreign Currency Exchange Rate Risk

FOREIGN CURRENCY TRANSACTIONS

Foreign-currency denominated assets and liabilities, other than long-term intercompany balances (discussed below), which are subject to transaction gains and losses each month, are outstanding at March 31, 2004, and are in excess of $3.0 million individually are summarized below by the functional currency of the operation or subsidiary where the balances are recorded. Changes in balances since December 31, 2003 are principally due to revenue, cash settlements, foreign currency revaluation, and forward foreign exchange contract activity. All balances at March 31, 2004 are expected to settle within 12 months in the currencies listed.

	MARCH 31, 2004	DECEMBER 31, 2003

(In thousands)

British Pound Functional Currency
Receivables denominated in:
Euros	$11,914	$7,394
Forward foreign currency exchange contracts:
Receive British Pounds/Pay Euros
Contract amount (€5,200 notional amount)	$(7,784)	$(3,456)
Weighted average contractual settlement rate	0.67	0.70

Euro Functional Currency
Receivables (payables) denominated in:
British Pounds	$6,533	$(3,796)
U.S. Dollar Functional Currency
Receivables denominated in:
British Pounds	$3,548	$8,513
Euros	4,646	4,178
Forward foreign currency exchange contracts:
Receive U.S. Dollars/Pay British Pounds
Contract amount (£3,665 notional amount)	$(6,744)	$(6,869)
Weighted average contractual settlement rate	1.83	1.71
Receive U.S. Dollars/Pay Euros
Contract amount (€8,737 notional amount)	(10,740)	(9,530)
Weighted average contractual settlement rate	1.24	1.19

Foreign exchange gains of $3.5 million and losses of $0.2 million for the first quarter of 2004 and 2003, respectively, arose from the revaluation of foreign-currency denominated long-term intercompany balances and were included in accumulated other comprehensive income. There were no significant changes in these balances during the first quarter of 2004.

FOREIGN CURRENCY TRANSLATION

We recognized translation adjustment losses of $2.5 million and gains of $0.3 million in the first quarter of 2004 and 2003, respectively. Accumulated translation adjustments at March 31, 2004 and December 31, 2003 were losses of $12.1 million and $9.7 million, respectively. Changes from the first quarter of 2003 to the first quarter of 2004 in the exchange rates used to translate the results of operations of subsidiaries with non-U.S. dollar functional currencies resulted in increases in U.S. dollar reported revenue, selling, general and administrative expenses and depreciation of $11.8 million, $3.4 million and $0.5 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, these disclosure controls and procedures were adequate.

22	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART I	ITEM 4

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there were no changes in the company’s internal control over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as the failure to secure model and property releases for imagery we license. Claims may also include those brought by photographers and cinematographers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the estimated costs of defending, adjudicating or settling claims for which we believe a loss is probable and have insured against certain types of potential liabilities or losses. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Reference is made to the Index of Exhibits beginning on page 18 for a list of all exhibits filed as part of this report.

(B) REPORTS ON FORM 8-K:

We filed one and furnished one report on Form 8-K during the quarter ended March 31, 2004, as follows:

On January 22, 2004, we filed an 8-K for the purpose of filing as an exhibit the consent of PricewaterhouseCoopers LLP, dated January 20, 2004, to insert the day inadvertently omitted, to be incorporated by reference into our Post-Effective Amendment No. 2 to Registration Statement on Form S-3 (File No. 333-107952), originally filed on January 21, 2004.

On February 5, 2004, we furnished to the Securities and Exchange Commission an 8-K with our press release announcing our financial results for the year ended December 31, 2003.

23	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

May 4, 2004

24	GETTY IMAGES, INC.	Q1 2004	FORM 10-Q	PART II	ITEM 6

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.42	Notice Pursuant to Employment Agreement with Mark Getty dated March 3, 2004

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Elizabeth J. Huebner, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Elizabeth J. Huebner, CFO