Form 10-Q
period 2004-06-30
GETTY IMAGES INC
filed 2004-08-03
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At July 30, 2004 there were 59,304,980 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q2 2004	FORM 10-Q

1	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

(In thousands, except per share amounts)

Revenue	$150,327	$127,722	$306,839	$258,038
Cost of sales	41,789	36,323	85,595	73,638

Gross profit	108,538	91,399	221,244	184,400

Selling, general and administrative expenses	54,411	51,792	109,128	105,156
Depreciation	13,321	14,803	27,144	29,736
Amortization	1,091	940	2,185	1,875
Other operating (income) expenses	(128)	85	2	(75)

Operating expenses	68,695	67,620	138,459	136,692

Income from operations	39,843	23,779	82,785	47,708
Interest expense	(913)	(3,894)	(1,980)	(7,652)
Interest income	2,041	819	3,794	1,421
Exchange (losses) gains, net	(44)	809	(751)	1,724
Other (expenses) income, net	—	(3)	(11)	2

Income before income taxes	40,927	21,510	83,837	43,203
Income tax expense	(15,775)	(8,344)	(32,599)	(16,807)

Net income	$25,152	$13,166	$51,238	$26,396

Earnings per share
Basic	$0.43	$0.24	$0.88	$0.49
Diluted	0.41	0.23	0.84	0.46

Shares used in computing earnings per share
Basic	58,590	54,854	58,128	54,424
Diluted	61,141	58,198	60,824	57,542

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	JUNE 30, 2004	DECEMBER 31, 2003

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$117,922	$140,058
Short-term investments	304,160	167,525
Accounts receivable, net	80,734	75,781
Prepaid expenses	9,622	9,693
Deferred income taxes, net	13,206	13,206
Other current assets	2,877	1,246

Total current assets	528,521	407,509
Property and equipment, net	114,274	123,268
Goodwill	603,486	603,024
Identifiable intangible assets, net	14,487	16,615
Deferred income taxes, net	48,869	62,567
Other long-term assets	10,467	11,101

Total assets	$1,320,104	$1,224,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$73,826	$64,454
Accrued expenses	33,658	42,459
Income taxes payable	3,652	8,170

Total current liabilities	111,136	115,083
Long-term debt	265,000	265,011
Other long-term liabilities	9,378	8,184

Total liabilities	385,514	388,278

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock	592	573
Additional paid-in capital	1,149,699	1,098,249
Unearned compensation	(215)	(448)
Accumulated deficit	(224,015)	(275,253)
Accumulated other comprehensive income	8,529	12,685

Total stockholders’ equity	934,590	835,806

Total liabilities and stockholders’ equity	$1,320,104	$1,224,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid- In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

(In thousands)

Balance at December 31, 2003	57,331	$573	$1,098,249	$(448)	$(275,253)	$12,685	$835,806
Net income	—	—	—	—	51,238	—	51,238
Other comprehensive loss	—	—	—	—	—	(4,156)	(4,156)
Amortization of unearned compensation	—	—	—	233	—	—	233
Stock options exercised	1,861	19	37,517	—	—	—	37,536
Restricted stock vesting	—	—	39	—	—	—	39
Tax benefit on stock options exercised	—	—	13,894	—	—	—	13,894

Balance at June 30, 2004	59,192	$592	$1,149,699	$(215)	$(224,015)	$8,529	$934,590

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

SIX MONTHS ENDED JUNE 30,	2004	2003

(In thousands)

Cash flows from operating activities
Net income	$51,238	$26,396
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	27,719	12,297
Depreciation	27,144	29,736
Bad debt expense	2,023	2,194
Amortization of identifiable intangible assets	2,185	1,875
Amortization of debt issuance costs	954	760
Other changes in long-term assets and liabilities	1,853	252
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(8,034)	(1,021)
Accounts payable	6,908	(269)
Accrued expenses	(9,253)	(7,854)
Income taxes payable	(1,726)	(2,526)
Changes in other current assets and liabilities	(682)	(601)

Net cash provided by operating activities	100,329	61,239

Cash flows from investing activities
Acquisition of available-for-sale investments	(217,677)	(62,188)
Proceeds from the sale of available-for-sale investments	77,284	—
Acquisition of property and equipment	(18,052)	(14,986)
Acquisition of businesses, net of cash acquired	(915)	(3,565)
Proceeds from the maturity of held-to-maturity investments	—	19,985
Proceeds from the sale of assets	—	300
Acquisition of identifiable intangible assets	—	(44)

Net cash used in investing activities	(159,360)	(60,498)

Cash flows from financing activities
Proceeds from the issuance of common stock	37,536	35,289
Debt issuance costs paid	(178)	(7,287)
Proceeds from the issuance of long-term debt	—	265,000

Net cash provided by financing activities	37,358	293,002

Effects of exchange rate differences	(463)	2,187

Net (decrease) increase in cash and cash equivalents	(22,136)	295,930
Cash and cash equivalents, beginning of period	140,058	76,105

Cash and cash equivalents, end of period	$117,922	$372,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

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

Foreign Currency Derivatives

At June 30, 2004, we held forward contracts to sell $7.8 million worth of Euros in U.S. dollar functional currency sets of books and forward contracts to sell $7.1 million worth of Euros in British pound functional currency sets of books. We also held at June 30, 2004, forward contracts to sell other currencies that were worth less than $3.0 million individually. At December 31, 2003, we held forward contracts to sell $9.5 million worth of Euros and $6.9 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $3.5 million worth of Euros in British pound functional currency sets of books.

6	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

Earnings Per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options and restricted stock awards.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

(In thousands, except per share amounts)

Basic Earnings Per Share
Income available to common stockholders (numerator)	$25,152	$13,166	$51,238	$26,396
Weighted average common shares outstanding (denominator)	58,590	54,854	58,128	54,424
Basic earnings per share	$0.43	$0.24	$0.88	$0.49

Diluted Earnings Per Share
Income available to common stockholders (numerator)	$25,152	$13,166	$51,238	$26,396

Weighted average common shares outstanding	58,590	54,854	58,128	54,424
Effect of dilutive securities
Stock options	2,543	3,334	2,689	3,112
Restricted stock	8	10	7	6

Total weighted average common shares and dilutive securities (denominator)	61,141	58,198	60,824	57,542

Diluted earnings per share	$0.41	$0.23	$0.84	$0.46

Approximately 3,956, 0.7 million, 27,523 and 1.2 million other common shares potentially issuable from stock options for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. Also excluded in 2003 because they were anti-dilutive were 4.1 million common shares that were potentially issuable from our 5.0% convertible subordinated notes. The 5.0% convertible subordinated notes were redeemed on July 10, 2003.

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

7	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

Short-Term Investments

Short-term investments consisted of the following at our consolidated balance sheet dates:

JUNE 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

Available-for-sale
Federal agency mortgage backed securities	$239,149	$79	$(2,501)	$236,727
Corporate bonds	50,297	28	(540)	49,785
U.S. Treasury obligations	16,041	—	(210)	15,831
Money market	1,817	—	—	1,817

Total short-term investments	$307,304	$107	$(3,251)	$304,160

DECEMBER 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

Available-for-sale
Federal agency mortgage backed securities	$96,143	$263	$(144)	$96,262
Corporate bonds	53,018	67	(130)	52,955
U.S. Treasury obligations	9,158	67	(3)	9,222
Money market	9,086	—	—	9,086

Total short-term investments	$167,405	$397	$(277)	$167,525

Available-for-sale investments are carried at market value with associated unrealized holding gains and losses recorded in accumulated other comprehensive income. Investments outstanding at June 30, 2004 mature between 2004 and 2043. Available-for-sale investments with contractual maturities beyond one year are classified as current in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

Following is the detail of gross unrealized losses at June 30, 2004. These unrealized losses were generated either as interest rates rose and the rate of return on certain of our investments remained fixed at lower rates or as there were more sellers than buyers of the particular investment on June 30, 2004. These losses are considered temporary, as these investments can not contractually be prepaid or otherwise settled by the issuer in such a way that we would not recover substantially all of the cost of the investments. The decline is minor in relation to our cost, and the duration of the decline has been short. In addition, we currently have the ability and intent to hold these investments for a reasonable period of time until market interest rates decline or the rates on these investments step up and we are able to recover at least substantially all of the cost of the investments.

JUNE 30, 2004	In a loss position for less than 12 months		In a loss position 12 months or more		Total in a loss position

	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses

(In thousands)

Federal agency mortgage backed securities	$193,116	$(2,476)	$1,359	$(25)	$194,475	$(2,501)
Corporate bonds	37,650	(441)	6,836	(99)	44,486	(540)
U.S. Treasury obligations	15,831	(210)	—	—	15,831	(210)

Totals	$246,597	$(3,127)	$8,195	$(124)	$254,792	$(3,251)

Gains and losses realized on short-term investments are included in interest income in our consolidated statements of operations and are calculated on the specific identification method.

8	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $12.5 million and $12.1 million at June 30, 2004 and December 31, 2003, respectively. The provisions for doubtful accounts recorded during the three and six months ended June 30, 2004 were $0.6 million and $2.0 million, respectively. This is compared to provisions recorded during the three and six months ended June 30, 2003 of $0.9 million and $2.2 million, respectively. Estimated sales returns recorded during the first half of 2003 and 2004 were immaterial. Approximately 7% of our recorded investment in trade receivables, net of allowances for doubtful accounts and sales returns, was more than 90 days old as of June 30, 2004, compared to 10% of our recorded net investment at December 31, 2003.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

	JUNE 30, 2004			DECEMBER 31, 2003

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Gross Amount	Accumulated Depreciation

(In thousands, except years)

Contemporary image content	4	$221,017	$181,445	$212,296	$168,402
Computer hardware and software purchased	3	88,083	77,876	85,325	74,071
Computer software developed for internal use	3	64,908	42,316	67,903	42,788
Leasehold improvements	2-20	34,130	13,211	33,420	11,881
Furniture, fixtures and studio equipment	5	29,785	23,340	30,782	23,904
Archival image content	40	18,474	4,022	18,205	3,743
Other property and equipment	3-4	418	331	430	304

Totals		$456,815	$342,541	$448,361	$325,093

Depreciation of internal use software was $4.4 million, $4.2 million, $8.8 million and $8.2 million for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003, respectively. In the first quarter of 2004, we wrote off approximately $9.1 million of internal use software that was fully depreciated and no longer in use.

Goodwill

Goodwill changed during the first half of 2004 as follows:

(In thousands)

Goodwill at December 31, 2003	$603,024
Acquisition of a business (see note 8)	612
Purchase price adjustments	(32)
Effect of foreign currency translation adjustments	(118)

Goodwill at June 30, 2004	$603,486

Identifiable Intangible Assets

We are required to reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented. Any future revisions would be applied prospectively.

9	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

The gross carrying amounts, related accumulated amortization and respective useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

		JUNE 30, 2004		DECEMBER 31, 2003

	Range of Estimated Useful Lives (In years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

(In thousands)

Customer lists	5-7	$15,917	$9,214	$15,860	$7,993
Trademarks, trade names and copyrights	2-10	11,044	5,022	11,086	4,465
Other identifiable intangible assets	3-10	3,057	1,295	3,139	1,012

Totals		$30,018	$15,531	$30,085	$13,470

Based on balances at June 30, 2004, expected amortization of identifiable intangible assets for the next five years, including amortization recorded during the first half of 2004, is as follows:

FISCAL YEAR

(In thousands)

2004	$4,351
2005	4,241
2006	3,527
2007	1,677
2008	1,436

Leases

Rent expense, net of sublease income, was $4.6 million, $4.6 million, $9.2 million and $9.0 million for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented.

10	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

(In thousands, except per share amounts)

Net income
As reported	$25,152	$13,166	$51,238	$26,396
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	80	75	160	150
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(1,799)	(1,418)	(3,710)	(3,215)

Pro forma net income	$23,433	$11,823	$47,688	$23,331

Basic earnings per share
As reported	$0.43	$0.24	$0.88	$0.49
Pro forma	0.40	0.21	0.82	0.43

Diluted earnings per share
As reported	$0.41	$0.23	$0.84	$0.46
Pro forma	0.38	0.21	0.78	0.41

Shares used in computing pro forma earnings per share
Basic	58,590	54,854	58,128	54,424
Diluted	61,239	57,607	60,912	56,997

A Black-Scholes multiple option valuation model was utilized in calculating the pro forma figures, with forfeitures recognized as they occur and the following assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

Expected share price volatility	55%	68%	57%	70%
Risk free rate of return	2.77%	3.70%	2.83%	3.90%
Expected life of option (from vest date)	1½ years	1½ years	1½ years	1½ years
Expected rate of dividends	None	None	None	None

There were no stock option modifications resulting in compensation expense for the periods presented in this report.

Advertising and Marketing

Advertising and marketing costs charged to operations were $1.8 million, $4.1 million, $4.2 million and $9.0 million for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003, respectively. Prepaid advertising costs at June 30, 2004 and December 31, 2003 were $0.4 million and $0.5 million, respectively.

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

11	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt is estimated based on quoted market prices and was approximately $353.4 million at June 30, 2004 and $301.2 million at December 31, 2003, or $88.4 million and $36.2 million, respectively, higher than its book value.

NOTE 3. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances comprising 5% or more of total current liabilities at either date shown separately:

	JUNE 30, 2004	DECEMBER 31, 2003

(In thousands)

Accrued payroll and related costs	$13,465	$16,903
Accrued rent	5,551	7,815
Other	14,642	17,741

Total accrued expenses	$33,658	$42,459

NOTE 4. SHORT-TERM DEBT

During the second quarter of 2004, we modified the terms of our senior revolving credit facility to allow acquisitions of persons, assets, business lines or divisions for total consideration (including assumed liabilities, earnout payments and any other deferred payment) of $100,000,000 paid during any period of 36 consecutive months before we are required to obtain approval from the lenders.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Commitments

The following table illustrates payments and receipts associated with significant, enforceable and legally binding contractual obligations and rights that are non-cancelable without significant penalty. The figures in the table are based on commitments at June 30, 2004 and reflect each full year’s payments and receipts. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as we currently intend to fulfill each of these obligations and exercise each of these rights. The table assumes that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023 and that there are no borrowings under the senior credit facility, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018.

YEARS ENDED DECEMBER 31,	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures—principal payment	$—	$—	$—	$—	$—	$265,000	$265,000
Convertible subordinated debentures—interest payments	1,325	1,325	1,325	1,325	1,325	19,212	25,837
Operating lease payments	20,362	20,192	19,799	18,818	18,726	100,375	198,272
Sublease receipts	(5,515)	(5,306)	(5,275)	(881)	(51)	—	(17,028)
Minimum royalty guarantee payments	7,659	7,300	4,850	1,883	1,100	—	22,792
Minimum guaranteed receipts	(2,146)	(2,250)	(937)	—	—	—	(5,333)
Other purchase commitments	2,640	1,080	17	—	—	—	3,737

Net commitments	$24,325	$22,341	$19,779	$21,145	$21,100	$384,587	$493,277

Purchase orders, certain sponsorships and donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table.

12	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other imagery partners to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in the event a claim arises in relation to an image they have provided. Other imagery partners are also required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess the range of possible payments and available recourse from our image partners. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at June 30, 2004 and December 31, 2003. As such, we believe the estimated fair value of these liabilities is minimal.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, no related liabilities were recorded at June 30, 2004 or December 31, 2003. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

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

NOTE 6. OTHER COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods reported:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

(In thousands)

Net income	$25,152	$13,166	$51,238	$26,396
Net unrealized (losses) gains on revaluation of foreign currency denominated long-term intercompany balances	(3,644)	10,901	(101)	10,749
Foreign currency translation adjustment gains (losses)	1,619	(5,114)	(836)	(4,795)
Net unrealized (losses) gains on short-term investments	(4,487)	18	(3,265)	(11)
Deferred taxes on net unrealized gains on short-term investments	513	(18)	46	(12)

Total comprehensive income	$19,153	$18,953	$47,082	$32,327

Realized gains and losses (on investments sold) transferred out of net unrealized holding gains and into our consolidated statements of operations were insignificant in all periods presented.

13	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 1

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

	JUNE 30, 2004	DECEMBER 31, 2003

(In thousands)

Net unrealized gains on revaluation of foreign currency denominated long-term intercompany balances	$22,165	$22,266
Accumulated foreign currency translation adjustment losses	(10,491)	(9,655)
Net unrealized (losses) gains on short-term investments	(3,145)	120
Deferred taxes on net unrealized gains on short-term investments	—	(46)

Total accumulated other comprehensive income	$8,529	$12,685

NOTE 7. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

As a provider of visual content, we operate in one business segment. Due to the nature of our operations, revenue is generated through a diverse client base, and there is no reliance on a single customer or group of customers. Revenue is reported in the geographic area where it originates and is subject to the impact of currency translation differences and therefore may not reflect the relative performance of individual areas. Revenue from customers is summarized below by geographic area, with countries experiencing 5% or more of revenue in a reportable period shown separately.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

(In thousands)

United States	$67,569	$59,707	$137,184	$121,129
United Kingdom	21,388	16,459	43,962	33,619
Germany	10,555	8,596	23,232	17,934
France	8,615	6,966	18,136	14,610
Rest of world	42,200	35,994	84,325	70,746

Total revenue	$150,327	$127,722	$306,839	$258,038

NOTE 8. ACQUISITIONS

During the second quarter of 2004, we acquired E-Lance Media GmbH, a Germany based provider and distributor of editorial content. During the second quarter of 2003, we acquired Mission Studios Limited, a United Kingdom-based entertainment photography agency. The purchase prices of these two acquisitions were insignificant.

During the first quarter of 2003, we acquired ImageDirect, Inc., an editorial photography agency, for a purchase price (including liabilities assumed) of $4.3 million. The portion of the purchase price allocated to goodwill was $3.0 million, with the remaining purchase price allocated to identifiable intangible and tangible assets and liabilities, none of which were individually material. The goodwill recognized will not be deductible for tax purposes. We acquired this company to expand our editorial offerings in order to meet growing demands for this type of imagery. The main factor that contributed to a purchase price in excess of the fair value of identifiable tangible and intangible assets acquired is our ability to grow the revenue of this business more significantly than an average market participant through our gettyimages.com website without adding significant cost.

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations since the dates of acquisition are included in our consolidated results. These acquisitions were not significant to the company as a whole for any period presented; therefore, pro forma financial information is not presented.

NOTE 9. SUBSEQUENT EVENT

In July 2004, we acquired imagenet Ltd., a United Kingdom-based distributor of digital publicity and marketing materials to media companies. We acquired this business in order to expand our media management service offerings. The purchase price (including estimated liabilities assumed) was £12.8 million (approximately $23.2 million) and is in the process of being allocated.

14	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report on Form 10-Q, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions and projections about Getty Images and its industry, and are made on the basis of management’s views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in revenue, gross margin, anticipated expense levels, and liquidity and capital resources, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by the company as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those set forth herein under “Factors That May Affect the Business,” as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2003. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that the company files from time to time with the Securities and Exchange Commission.

In this Quarterly Report, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

GENERAL

Executive Overview

In 2004, our main objective is to grow revenue, primarily through an increased focus on a sales and marketing approach targeted to the specific product and pricing needs of various customer groups. In particular, we will strive to increase our penetration into the editorial market segment, the Japanese market and markets for new revenue streams, such as assignment photography. We have made considerable progress towards accomplishing these objectives. We reorganized our sales and marketing staff to target and better serve specific customer groups, and we repriced licenses for selected customer groups, including editorial customers. Towards the end of the second quarter, we completed major upgrades to the editorial portion of our website and launched an editorial advertising campaign. Also towards the end of the second quarter, we launched our Japanese version of gettyimages.com, which includes localized language and content and is supported by a local sales and marketing staff. We continue to explore new revenue streams, and as expected, we are achieving these objectives while increasing our operating margin.

There have been no material changes in our sources of revenue and cost of sales or our critical accounting policies and estimates and assumptions since December 31, 2003.

15	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 2

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

Following are key revenue and gross margin metrics for the first half of 2004 and 2003. Prior period figures have been reclassified to correspond to the current presentation due to the movement of collections between portfolios, as necessary.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

PORTFOLIOS AS A PERCENTAGE OF REVENUE
Rights-managed still imagery	49%	52%	50%	54%
Royalty-free still imagery	32%	32%	32%	30%
Editorial imagery	12%	9%	11%	9%
Film	5%	6%	5%	6%
Other	2%	1%	2%	1%

GROSS MARGIN
Rights-managed still imagery	67%	66%	67%	66%
Royalty-free still imagery	77%	78%	77%	78%
Editorial imagery	84%	81%	83%	84%
Film	71%	71%	72%	73%

APPROXIMATE AVERAGE PRICE PER IMAGE 1, [2]
Rights-managed still imagery [3]	$580	$570	$595	$560
Royalty-free still imagery [3]	195	140	195	135
Film [4]	610	600	620	590

1	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore is not included in this table.
2	All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images (including flexible license packs but excluding prepackaged CDs) licensed by us directly to our customers, not through distributors.
3	These figures relate to images licensed in the Americas, Europe, Middle East and Africa only.
4	These figures relate to rights-managed imagery licensed in North America, Europe, Middle East and Africa only.

REVENUE

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Revenue	$150,327	100.0	$127,722	100.0	$22,605	17.7

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Revenue	$306,839	100.0	$258,038	100.0	$48,801	18.9

Revenue increased for the three and six months ended June 30, 2004 due to:

•	net positive impact of changes in foreign currency exchange rates on the translation of revenue generated in foreign countries of $7.6 million and $19.4 million, respectively, mainly the United Kingdom (U.K.) and Europe;
•	pricing, including selective price increases in our rights-managed and royalty-free portfolios, reduced levels of discounting and a shift in the mix of licensed uses towards higher priced imagery in our royalty-free portfolio;

16	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 2

•	increased revenue from our editorial imagery portfolio (comprising news, sports, entertainment and archival imagery) beyond currency and pricing; and
•	net increases in the volume of images licensed from our rights-managed portfolio.

Partially offsetting these increases were net decreases in the volume of single images licensed from our royalty-free portfolio, primarily for lower revenue credit card customers.

Excluding the impact of foreign-currency translation, revenue increased year over year in many countries, particularly the U.S., the U.K. and Europe.

GROSS PROFIT AND GROSS MARGIN

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Gross profit and gross margin	$108,538	72.2	$91,399	71.6	$17,139	18.8

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Gross profit and gross margin	$221,244	72.1	$184,400	71.5	$36,844	20.0

Gross profit and gross margin increased in both the second quarter and first half of 2004 due to increased revenue and a shift in image license mix towards higher margin imagery, including royalty-free imagery. Management expects gross margin to remain in the range of 72.0 percent for the remainder of the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

SG&A	$54,411	36.2	$51,792	40.6	$2,619	5.1

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

SG&A	$109,128	35.6	$105,156	40.8	$3,972	3.8

Selling, general and administrative expenses increased in the three and six month periods ending June 30, 2004 due to negative impacts of changes in foreign currency exchange rates on the translation of SG&A incurred in foreign countries of $2.4 million and $5.8 million, respectively. As a percentage of revenue, SG&A declined as we held costs relatively steady while revenue increased.

INCOME FROM OPERATIONS AND OPERATING MARGIN

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Income from operations and operating margin	$39,843	26.5	$23,779	18.6	$16,064	67.6

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Income from operations and operating margin	$82,785	27.0	$47,708	18.5	$35,077	73.5

17	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 2

Income from operations and operating margin increased in both the second quarter and first half of 2004 primarily due to higher revenue and gross margin, both of which are discussed in detail above, as compared to relatively flat operating expenses.

INTEREST EXPENSE

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Interest expense	$(913)	(0.6)	$(3,894)	(3.0)	$2,981	76.6

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Interest expense	$(1,980)	(0.6)	$(7,652)	(3.0)	$5,672	74.1

Interest expense decreased in 2004 from 2003 principally due to the repayment of our 5.0% convertible subordinated notes and issuance of 0.5% convertible subordinated debentures in July and June of 2003, respectively. Interest expense on the new 0.5% convertible subordinated debentures will approximate $1.3 million per year, compared to interest expense on the extinguished 5.0% convertible subordinated notes that approximated $12.5 million per year. Interest expense for the first half of 2004 also included $1.0 million in amortization of debt issuance costs.

INTEREST INCOME

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Interest income	$2,041	1.4	$819	0.6	$1,222	149.2

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Interest income	$3,794	1.2	$1,421	0.6	$2,373	167.0

Interest income increased in 2004 due to higher cash and short-term investment balances.

INCOME TAX EXPENSE

	THREE MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of income before tax	2003	% of income before tax	$ change	% change

Income tax expense	$(15,775)	(38.5)	$(8,344)	(38.8)	$(7,431)	(89.1)

	SIX MONTHS ENDED JUNE 30,				YEAR OVER YEAR
	2004	% of income before tax	2003	% of income before tax	$ change	% change

Income tax expense	$(32,599)	(38.9)	$(16,807)	(38.9)	$(15,792)	(94.0)

Income tax expense increased in both the second quarter and first half of 2004 due to higher income before taxes. As of June 30, 2004, we had net deferred tax assets of $62.1 million, net of a valuation allowance of $3.3 million. Although realization is not assured, management believes, based on current estimates of near-term future taxable income and available tax-planning strategies that could

18	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 2

be implemented, that it is more likely than not that the net deferred tax assets will be realized. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity

During the second quarter of 2004, we modified the terms of our senior revolving credit facility to allow acquisitions of persons, assets, business lines or divisions for total consideration (including assumed liabilities, earnout payments and any other deferred payment) of $100,000,000 paid during any period of 36 consecutive months before we are required to obtain approval from the lenders.

Our working capital, or current assets less current liabilities, at June 30, 2004 and December 31, 2003 was $417.4 million and $292.4 million, respectively. Cash and cash equivalents and short-term investments at these dates were $422.1 million and $307.6 million, respectively. These balances plus cash that we expect to generate through operating and financing activities are expected to meet our liquidity needs for at least the following 12 months. We continue to expect that our main sources of cash in 2004 will be revenue collections and proceeds from the issuance of stock through employee stock option exercises.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities was $100.3 million for the first half of 2004. This represents a 64% increase over the first half of 2003, mainly due to increased revenue collected (increased revenue and lower days sales outstanding). Management expects to continue to see operating cash flows in 2004 at amounts generally meeting or exceeding those of comparable prior year periods due to increased revenue, relatively proportional increases in cost of sales and flat operating expenses.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $37.4 million for the first half of 2004. Excluding $257.7 million in net proceeds from the issuance of long-term debt in 2003, this represents a 6% increase over the first half of the prior year due to increased proceeds from the issuance of stock through employee stock option exercises. Cash flows provided by financing activities in 2004 will likely continue to consist mainly of proceeds from the issuance of stock through employee stock option exercises, which typically increase or decrease relative to changes in our stock price and are generally out of the control of management. Approximately 4.3 million stock options were vested and exercisable at June 30, 2004 with a weighted-average exercise price of $24.73. The closing price of our common stock on June 30, 2004 was $60.00.

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

Capital Expenditures, Contractual Obligations and Rights and Guarantees

CAPITAL EXPENDITURES

Our capital expenditures for the first half of 2004 were $18.1 million. This represents a 20% increase over the first half of 2003 due to greater investments in image content, website enhancements and the launch of a Japanese version of gettyimages.com. We continue to plan to spend approximately $35 million on capital expenditures in 2004, mostly related to image content and technology. The anticipated sources of funds for these expenditures continue to be current cash and short-term investment balances and cash flows provided by operations, but could include any of the sources discussed under “Liquidity” above.

19	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 2

CONTRACTUAL OBLIGATIONS AND RIGHTS

The following table illustrates payments and receipts associated with significant, enforceable and legally binding contractual obligations and rights that are non-cancelable without significant penalty. The figures in the table are based on commitments at June 30, 2004 and reflect each full year’s payments and receipts. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as we currently intend to fulfill each of these obligations and exercise each of these rights. The table assumes that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023 and that there are no borrowings under the senior credit facility, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018.

YEARS ENDED DECEMBER 31,	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures—principal payment	$—	$—	$—	$—	$—	$265,000	$265,000
Convertible subordinated debentures—interest payments	1,325	1,325	1,325	1,325	1,325	19,212	25,837
Operating lease payments	20,362	20,192	19,799	18,818	18,726	100,375	198,272
Sublease receipts	(5,515)	(5,306)	(5,275)	(881)	(51)	—	(17,028)
Minimum royalty guarantee payments	7,659	7,300	4,850	1,883	1,100	—	22,792
Minimum guaranteed receipts	(2,146)	(2,250)	(937)	—	—	—	(5,333)
Other purchase commitments	2,640	1,080	17	—	—	—	3,737

Net commitments	$24,325	$22,341	$19,779	$21,145	$21,100	$384,587	$493,277

Purchase orders, certain sponsorships and donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table.

Our Board of Directors has authorized us to repurchase our common stock on the open market from time to time, not to exceed $150 million. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash and short-term investment balances, our stock price, general business conditions and other factors, including alternative investment opportunities and restrictive covenants imposed by our senior credit facility.

GUARANTEES

There have been no material changes in our guarantees since December 31, 2003.

SUBSEQUENT EVENT

In July 2004, we acquired imagenet Ltd., a United Kingdom-based distributor of digital publicity and marketing materials to media companies. We acquired this business in order to expand our media management service offerings. The purchase price (including estimated liabilities assumed) was £12.8 million (approximately $23.2 million) and is in the process of being allocated.

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

20	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 2

quality of contributing photographers, filmmakers and other imagery partners under contract with a company; effective use of current and emerging technology; customer service; pricing policies and practices; accessibility of imagery and speed and ease of search and fulfillment. Some of our existing and potential competitors may have or may develop products, services or technology superior to ours, or other such competitive advantages. If we are not able to compete effectively, or if a significant image partner were to terminate or fail to renew an agreement with us, we could lose market share, which could have an adverse affect on our revenues and operating results. Our current and potential competitors include: other general visual content providers such as Corbis, Creatas, Photonica, Masterfile and ZefaVisual Media; specialized visual content companies that are well established in their local, content or product-specific market segments such as Reuters News Service, the Associated Press, Action Images, WireImage and Zuma Press; stock film footage businesses such as Corbis Motion; and commissioned photographers. There are also hundreds of small stock photography and film footage agencies and image content aggregators throughout the world.

OUR QUARTERLY FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to, the following:

•	demand for our existing and new content, products and services, and those of our competitors;
•	changes in our pricing policies and practices;
•	changes in the sales mix of our products and services, including the mix of licensed uses, company owned versus contributor-supplied imagery, and the geographic distribution of such licenses, each of which effect the price of a license and/or the royalty we pay on the license;
•	our ability to attract and retain customers;
•	costs related to potential acquisitions and development of technology, services, products, or new businesses; and
•	fluctuations in currency exchange rates, changes in global capital markets and economic conditions, and changes to applicable tax laws and regulations.

Because of these risks and others, it is possible that our future quarterly results may differ from management’s expectations and the expectations of analysts and investors, causing our stock price to fluctuate.

WE MAY EXPERIENCE SYSTEM AND SERVICE DISRUPTIONS AND DIFFICULTIES

The digitization and Internet distribution of our visual content is a key component of our business, which involves operations in multiple countries using multiple localized versions of our website all of which use a common technology platform. As a result, we are particularly dependent upon the efficient functioning of our website (and the technology behind it) to allow our customers to access and conduct transactions through our website, in addition to being dependent upon the enterprise systems we use to manage and control our operations. We have in the past and will continue in the future to update and upgrade our website and its underlying technology as well as our enterprise systems. For instance, on June 12, 2004, we launched a significant system upgrade that affected both our customer-facing website and our enterprise systems. This release involved the launch of our Japanese language e-commerce enabled creative site, as well as significant changes to our editorial site.

In the past, we have experienced infrequent system interruptions that made portions of our website unavailable or prevented us from efficiently taking, processing or fulfilling orders. We also have experienced infrequent difficulties with systems updates and upgrades (including those to our website). We cannot guarantee that we can prevent future interruptions or difficulties. Additionally, we depend on certain third party software and system providers for the processing and distribution of our imagery and related products and services. System disruptions and difficulties, whether as a result of our internally developed systems or those of the third-party providers, may inconvenience our customers and/or result in negative publicity, and may negatively affect our provision of services and the volume of images we license and deliver over the Internet. Additionally, any such disruptions or difficulties may impact the proper or efficient operation of our enterprise systems.

We have focused significant resources and attention on the installation and development of enterprise systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interfaces, and other corporate administrative functions. We will need to continue to improve these enterprise systems and their efficiencies as well as our network infrastructure to accommodate increased traffic on our website, sales volume, and the processing of the resulting information. If we do not do so or if we experience disruptions or difficulties as a result of any such improvements, we may face system interruptions, poor response times, diminished customer service, impaired quality and speed of order fulfillment, and potential problems with our controls over financial reporting.

21	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 2

Additionally, the computer and communications hardware necessary to operate our corporate functions are located in metropolitan areas worldwide. Any of these systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. We do not have complete redundancy for all of our network and telecommunications facilities.

SYSTEMS SECURITY RISKS AND CONCERNS MAY HARM OUR BUSINESS

An important component of our business is the secure transmission of confidential information and the transaction of commerce over the Internet. Developments in computer capabilities, viruses, or other events could result in compromises or breaches of our systems or those of other websites and networks, jeopardizing proprietary and confidential information belonging to us or our customers, or causing potentially serious interruptions in our services, sales or operations. We continue to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Any well-publicized compromises of our security system or the Internet may reduce our customers’ desire to transact business over the Internet.

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer, collectively the Getty Group, owned approximately 18% of the outstanding shares of our common stock at June 30, 2004. Getty Investments alone owned approximately 16% of the outstanding shares of our common stock at June 30, 2004. Mr. Mark H. Getty, our Chairman, serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan D. Klein, our Chief Executive Officer, serves on the Board of Directors of Getty Investments.

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

AN INCREASE IN GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

We are subject to a number of laws and regulations directly applicable to e-commerce. State, federal and foreign governments have and may continue to adopt legislation regulating the Internet and e-commerce. Such legislation or regulation could both increase our cost of doing business and impede the growth of our business or of the Internet, while decreasing the Internet’s acceptance or effectiveness as a communications and commerce medium.

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

22	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 2

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

	STATED MATURITY DATE							FAIR VALUE
	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	JUNE 30, 2004	DECEMBER 31, 2003

(In thousands, except percentages)

ASSETS
Short-term investments
Fixed rate	$—	$6,170	$19,564	$18,362	$15,219	$13,651	$72,966	$72,966	$86,372
Weighted average interest rate	—	4.06%	3.72%	3.27%	3.41%	4.77%	3.77%	—	—
Step up rate	$—	$9,991	$35,949	$98,959	$19,325	$54,645	$218,869	$218,869	$71,187
Weighted average interest rate	—	2.00%	2.44%	2.69%	2.00%	3.46%	2.75%	—	—
Variable rate	$1,816	$—	$—	$—	$—	$10,509	$12,325	$12,325	$9,966
Weighted average interest rate	1.21%	—	—	—	—	3.04%	2.77%	—	—

LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$265,000	$265,000	$353,444	$301,210
Weighted average interest rate	—	—	—	—	—	0.5%	0.5%	—	—

SHORT-TERM INVESTMENTS

Short-term investments at June 30, 2004 consisted of available-for-sale federal agency mortgage backed securities ($236.7 million), corporate bonds ($49.8 million), U.S. Treasury obligations ($15.8 million) and money market funds ($1.8 million), carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income. Available-for-sale investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations. We currently have the ability and intent to hold any investments in an unrealized loss position for a reasonable period of time until market interest rates decline or the rates on these investments step up and we are able to recover at least substantially all of the cost of the investments.

23	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 3

Foreign Currency Exchange Rate Risk

FOREIGN CURRENCY TRANSACTIONS

Foreign-currency denominated assets and liabilities, other than long-term intercompany balances (discussed below), which are subject to transaction gains and losses each month, are outstanding at June 30, 2004, and are in excess of $3.0 million individually are summarized below by the functional currency of the operation or subsidiary where the balances are recorded. Changes in balances since December 31, 2003 are principally due to revenue, cash settlements, foreign currency revaluation, and forward foreign exchange contract activity. All balances at June 30, 2004 are expected to settle within 12 months in the currencies listed.

	JUNE 30, 2004	DECEMBER 31, 2003

(In thousands, except settlement rates)

British Pound Functional Currency
Receivables denominated in:
Euros	$13,859	$7,394
Forward foreign currency exchange contracts:
Receive British Pounds/Pay Euros
Contract amount (€7,550 notional amount at June 30, 2004)	$(7,075)	$(3,456)
Weighted average contractual settlement rate	1.96	0.70

Euro Functional Currency
Receivables (payables) denominated in:
British Pounds	$8,078	$(3,796)
U.S. Dollar Functional Currency
Receivables denominated in:
British Pounds	$1,888	$8,513
Euros	4,400	4,178
Forward foreign currency exchange contracts:
Receive U.S. Dollars/Pay British Pounds
Contract amount (£1,100 notional amount at June 30, 2004)	$(1,920)	$(6,869)
Weighted average contractual settlement rate	1.75	1.71
Receive U.S. Dollars/Pay Euros
Contract amount (€8,750 notional amount at June 30, 2004)	(7,829)	(9,530)
Weighted average contractual settlement rate	0.89	1.19

Foreign exchange losses of $0.1 million and gains of $10.7 million for the first half of 2004 and 2003, respectively, arose from the revaluation of foreign-currency denominated long-term intercompany balances and were included in accumulated other comprehensive income. There were no significant changes in these balances during the first half of 2004.

FOREIGN CURRENCY TRANSLATION

We recognized translation adjustment losses of $0.8 million and $4.8 million in the first half of 2004 and 2003, respectively. Accumulated translation adjustments at June 30, 2004 and December 31, 2003 were losses of $10.5 million and $9.7 million, respectively. Changes from the first half of 2003 to the first half of 2004 in the exchange rates used to translate the results of operations of subsidiaries with non-U.S. dollar functional currencies resulted in increases in U.S. dollar reported revenue, selling, general and administrative expenses and depreciation of $19.4 million, $5.8 million and $0.9 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, these disclosure controls and procedures were adequate.

24	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART I	ITEM 4

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on Monday, May 17, 2004, in Seattle, Washington, at which the following matters were submitted to a vote of the stockholders:

(a)	Votes regarding the election of three directors for a term expiring in 2007 were as follows:

Term Expiring in 2007	For	Withheld

James N. Bailey	51,905,687	1,441,625
Andrew S. Garb	50,443,018	2,904,294
David Landau	52,759,313	587,999

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2005	Term Expiring in 2006

Mark H. Getty	Jonathan D. Klein
Christopher H. Sporborg	Michael A. Stein

(b)	Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the company to serve for the fiscal year ending December 31, 2004 were as follows:

For	Against	Abstentions and Broker Non-Votes

52,269,332	1,048,555	29,425

ITEM 5. OTHER INFORMATION

None

25	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART II	ITEM 6

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Reference is made to the Index of Exhibits beginning on page 27 for a list of all exhibits filed as part of this report.

(B) REPORTS ON FORM 8-K:

We furnished one report on Form 8-K during the quarter ended June 30, 2004, as follows:

On April 22, 2004, we furnished to the Securities and Exchange Commission an 8-K with our press release announcing our financial results for the quarter ended March 31, 2004.

26	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

August 3, 2004

27	GETTY IMAGES, INC.	Q2 2004	FORM 10-Q	PART II	ITEM 6

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.43	Second Amendment to Credit Agreement dated May 12, 2004

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Elizabeth J. Huebner, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Elizabeth J. Huebner, CFO