Form 10-Q
period 2004-09-30
GETTY IMAGES INC
filed 2004-11-03
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At October 29, 2004 there were 60,075,078 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q3 2004	FORM 10-Q

1	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003	2004	2003

(In thousands, except per share amounts)

Revenue	$153,488	$130,775	$460,327	$388,814
Cost of sales	42,344	37,062	127,939	110,700

Gross profit	111,144	93,713	332,388	278,114

Selling, general and administrative expenses	54,661	51,547	163,790	156,703
Depreciation	13,587	13,826	40,731	43,563
Amortization	1,175	1,123	3,360	2,998
Other operating expenses (income)	8	59	9	(16)

Operating expenses	69,431	66,555	207,890	203,248

Income from operations	41,713	27,158	124,498	74,866
Interest expense	(907)	(1,204)	(2,887)	(8,856)
Interest income	2,671	1,501	6,465	2,922
Exchange gains (losses), net	137	(56)	(615)	1,668
Debt extinguishment costs	—	(11,777)	—	(11,777)
Other income (expenses), net	10	(42)	—	(40)

Income before income taxes	43,624	15,580	127,461	58,783
Income tax expense	(16,892)	(6,138)	(49,491)	(22,945)

Net income	$26,732	$9,442	$77,970	$35,838

Earnings per share
Basic	$0.45	$0.17	$1.33	$0.65
Diluted	0.44	0.16	1.28	0.62

Shares used in computing earnings per share
Basic	59,406	56,037	58,557	54,974
Diluted	61,224	59,456	60,681	58,259

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$145,879	$140,058
Short-term investments	300,861	167,525
Accounts receivable, net	90,280	75,781
Prepaid expenses	9,650	9,693
Deferred income taxes, net	13,206	13,206
Other current assets	3,463	1,246

Total current assets	563,339	407,509
Property and equipment, net	111,331	123,268
Goodwill	622,377	603,024
Identifiable intangible assets, net	14,512	16,615
Deferred income taxes, net	41,849	62,567
Other long-term assets	10,308	11,101

Total assets	$1,363,716	$1,224,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$63,414	$64,454
Accrued expenses	40,134	42,459
Income taxes payable	2,960	8,170

Total current liabilities	106,508	115,083
Long-term debt	265,000	265,011
Other long-term liabilities	9,959	8,184

Total liabilities	381,467	388,278

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock	598	573
Additional paid-in capital	1,167,527	1,098,249
Unearned compensation	(84)	(448)
Accumulated deficit	(197,283)	(275,253)
Accumulated other comprehensive income (Note 6)	11,491	12,685

Total stockholders’ equity	982,249	835,806

Total liabilities and stockholders’ equity	$1,363,716	$1,224,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid- In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

(In thousands)

Balance at December 31, 2003	57,331	$573	$1,098,249	$ (448)	$ (275,253)	$12,685	$835,806
Net income	—	—	—	—	77,970	—	77,970
Other comprehensive loss	—	—	—	—	—	(1,194)	(1,194)
Amortization of unearned compensation	—	—	—	364	—	—	364
Stock options exercised	2,431	25	50,942	—	—	—	50,967
Restricted stock vesting	—	—	55	—	—	—	55
Tax benefit on stock options exercised	—	—	18,281	—	—	—	18,281

Balance at September 30, 2004	59,762	$598	$1,167,527	$ (84)	$ (197,283)	$11,491	$982,249

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003

(In thousands)

Cash flows from operating activities
Net income	$77,970	$35,838
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	40,806	17,739
Depreciation	40,731	43,563
Amortization of identifiable intangible assets	3,360	2,998
Bad debt expense	2,721	3,120
Amortization of debt issuance costs	1,431	1,163
Debt extinguishment costs	—	11,777
Other changes in long-term assets and liabilities	2,477	671
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(9,009)	(2,672)
Accounts payable	(6,015)	(2,100)
Accrued expenses	(10,816)	(9,073)
Income taxes payable	(3,931)	(2,948)
Changes in other current assets and liabilities	(927)	3,101

Net cash provided by operating activities	138,798	103,177

Cash flows from investing activities
Acquisition of available-for-sale investments	(225,579)	(62,543)
Proceeds from the sale of available-for-sale investments	90,535	—
Acquisition of property and equipment	(25,693)	(22,503)
Acquisition of businesses, net of cash acquired	(22,952)	(3,486)
Proceeds from the maturity of held-to-maturity investments	—	14,238
Other investing activities	—	258

Net cash used in investing activities	(183,689)	(74,036)

Cash flows from financing activities
Proceeds from the issuance of common stock	50,967	48,067
Debt issuance costs paid	(191)	(7,288)
Proceeds from the issuance of long-term debt	—	265,000
Repayment of debt	—	(250,000)
Payment of debt premium	—	(7,142)

Net cash provided by financing activities	50,776	48,637

Effects of exchange rate differences	(64)	2,305

Net increase in cash and cash equivalents	5,821	80,083
Cash and cash equivalents, beginning of period	140,058	76,105

Cash and cash equivalents, end of period	$145,879	$156,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

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

Foreign Currency Derivatives

At September 30, 2004, we held forward contracts to sell $11.4 million worth of Euros and $5.1 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $10.6 million worth of Euros in British pound functional currency sets of books. We also held at September 30, 2004, forward contracts to sell other currencies that were worth less than $3.0 million by currency. At December 31, 2003, we held forward contracts to sell $9.5 million worth of Euros and $6.9 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $3.5 million worth of Euros in British pound functional currency sets of books.

6	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

Earnings Per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options and restricted stock awards.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003	2004	2003

(In thousands, except per share amounts)

Basic Earnings Per Share
Income available to common stockholders (numerator)	$26,732	$9,442	$77,970	$35,838
Weighted average common shares outstanding (denominator)	59,406	56,037	58,557	54,974
Basic earnings per share	$0.45	$0.17	$1.33	$0.65

Diluted Earnings Per Share
Income available to common stockholders (numerator)	$26,732	$9,442	$77,970	$35,838

Weighted average common shares outstanding	59,406	56,037	58,557	54,974
Effect of dilutive securities
Stock options	1,806	3,404	2,114	3,276
Restricted stock	12	15	10	9

Total weighted average common shares and dilutive securities (denominator)	61,224	59,456	60,681	58,259

Diluted earnings per share	$0.44	$0.16	$1.28	$0.62

Approximately 35,100, 0.3 million, 47,177 and 0.8 million other common shares potentially issuable from stock options for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. Also excluded in 2003 because they were anti-dilutive were 4.1 million common shares that were potentially issuable from our 5.0% convertible subordinated notes. The 5.0% convertible subordinated notes were redeemed on July 10, 2003.

The diluted earnings per share calculations also excluded common shares potentially issuable upon conversion of our 0.5% convertible subordinated debentures. These shares were excluded because none of the conversion contingencies were satisfied during the reporting period, nor would they have been satisfied if the end of the reporting period were the end of the contingency period. The debentures may be converted to common stock at the holder’s option only if one or more of the following conditions are met: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by Standard and Poor’s is below B- or by Moody’s Investor Services is below B3; 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

If one or more of the conversion contingencies are satisfied in a future period, additional shares will be included in the calculation of earnings per share for that period. If the holders of the debentures exercise their conversion rights, additional shares will be included in the calculation of both basic and diluted earnings per share. If the holders do not exercise their conversion rights, additional shares will be included only in the calculation of diluted earnings per share. The number of shares included in these calculations will depend on the conversion rate in effect at the time one or more of the contingencies are satisfied. The minimum conversion rate is 16.3720, which would result in the inclusion of an additional 4.3 million shares in the calculations, while the maximum conversion rate is 26.2054, which would result in the inclusion of an additional 6.9 million shares in the calculations. The minimum conversion rate applies when our stock price is $61.08 per share or less, and the maximum conversion rate would apply only if our stock price were to rise to $153.00 per share.

See also the discussion of a possible exchange of our convertible subordinated debentures and the impact the exchange would have on our consolidated financial statements under “Recent Accounting Pronouncements” and “Subsequent Event” below.

7	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

Short-Term Investments

Short-term investments consisted of the following at our consolidated balance sheet dates:

SEPTEMBER 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

Available-for-sale
U.S. agency securities	$232,497	$234	$(1,064)	$231,667
Corporate bonds	49,828	102	(304)	49,626
U.S. Treasury obligations	8,024	37	(19)	8,042
Money market	11,526	—	—	11,526

Total short-term investments	$301,875	$373	$(1,387)	$300,861

DECEMBER 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

Available-for-sale
U.S. agency securities	$96,143	$263	$(144)	$96,262
Corporate bonds	53,018	67	(130)	52,955
U.S. Treasury obligations	9,158	67	(3)	9,222
Money market	9,086	—	—	9,086

Total short-term investments	$167,405	$397	$(277)	$167,525

Available-for-sale investments are carried at market value with associated unrealized holding gains and losses recorded in accumulated other comprehensive income. Investments outstanding at September 30, 2004 mature between 2004 and 2043. Available-for-sale investments with contractual maturities beyond one year are classified as current in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

Following is the detail of gross unrealized losses at September 30, 2004. These unrealized losses were generated either as interest rates rose and the rate of return on certain of our investments remained fixed at lower rates or as there were more sellers than buyers of the particular investment on September 30, 2004. These losses are considered temporary, as these investments can not contractually be prepaid or otherwise settled by the issuer in such a way that we would not recover substantially all of the cost of the investments. The decline is minor in relation to our cost, and the duration of the decline has been short. In addition, we currently have the ability and intent to hold these investments for a reasonable period of time until market interest rates decline or the rates on these investments step up and we are able to recover at least substantially all of the cost of the investments.

SEPTEMBER 30, 2004	In a loss position for less than 12 months		In a loss position 12 months or more		Total in a loss position

	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses

(In thousands)

U.S. agency securities	$132,846	$(1,046)	$1,364	$(18)	$134,210	$(1,064)
Corporate bonds	19,225	(212)	13,009	(92)	32,234	(304)
U.S. Treasury obligations	2,052	(19)	—	—	2,052	(19)

Totals	$154,123	$(1,277)	$14,373	$(110)	$168,496	$(1,387)

Gains and losses realized on short-term investments are included in interest income in our consolidated statements of income based on the specific identification method and were insignificant in all periods reported.

8	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $12.7 million and $12.1 million at September 30, 2004 and December 31, 2003, respectively. The provisions for doubtful accounts recorded during the three and nine months ended September 30, 2004 were $0.7 million and $2.7 million, respectively. This is compared to provisions recorded during the three and nine months ended September 30, 2003 of $0.9 million and $3.1 million, respectively. Estimated sales returns recorded during the first nine months of 2004 and 2003 were immaterial. Approximately 7% of our recorded investment in trade receivables, net of allowances for doubtful accounts and sales returns, was more than 90 days old as of September 30, 2004, compared to 10% of our recorded net investment at December 31, 2003.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		SEPTEMBER 30, 2004		DECEMBER 31, 2003

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Gross Amount	Accumulated Depreciation

(In thousands, except years)

Contemporary image content	4	$226,079	$188,141	$212,296	$168,402
Computer hardware and software purchased	3	89,783	79,506	85,325	74,071
Computer software developed for internal use	3	68,746	46,564	67,903	42,788
Leasehold improvements	2-20	34,398	13,943	33,420	11,881
Furniture, fixtures and studio equipment	5	30,162	24,051	30,782	23,904
Archival image content	40	18,440	4,128	18,205	3,743
Other property and equipment	3-4	401	345	430	304

Totals		$468,009	$356,678	$448,361	$325,093

Depreciation of internal use software was $4.9 million, $4.3 million, $13.8 million and $12.4 million for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003, respectively. In the first quarter of 2004, we wrote off approximately $9.1 million of internal use software that was fully depreciated and no longer in use.

Goodwill

We performed our annual goodwill valuation as of August 31, 2004 and determined that there was no impairment of goodwill as of this date. Goodwill changed during the first nine months of 2004 as follows:

(In thousands)

Goodwill at December 31, 2003	$603,024
Acquisitions of businesses (see note 8)	19,750
Purchase price adjustments	(369)
Effect of foreign currency translation adjustments	(28)

Goodwill at September 30, 2004	$622,377

Identifiable Intangible Assets

We are required to reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented. Any future revisions would be applied prospectively.

9	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

The gross carrying amounts, related accumulated amortization and respective useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

		SEPTEMBER 30, 2004		DECEMBER 31, 2003

	Range of Estimated Useful Lives (In years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

(In thousands, except years)

Customer lists	5-7	$16,554	$9,858	$15,860	$7,993
Trademarks, trade names and copyrights	2-10	11,605	5,373	11,086	4,465
Other identifiable intangible assets	2-10	3,085	1,501	3,139	1,012

Totals		$31,244	$16,732	$30,085	$13,470

Based on balances at September 30, 2004, expected amortization of identifiable intangible assets for the next five years, including amortization recorded during the first nine months of 2004, is as follows:

FISCAL YEAR

(In thousands)

2004	$4,525
2005	4,634
2006	3,805
2007	1,794
2008	1,566

Leases

Rent expense, net of sublease income, was $4.7 million, $4.8 million, $13.9 million and $13.8 million for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented.

10	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003	2004	2003

(In thousands, except per share amounts)

Net income
As reported	$26,732	$9,442	$77,970	$35,838
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	131	76	364	201
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(1,857)	(1,680)	(5,565)	(4,882)

Pro forma net income	$25,006	$7,838	$72,769	$31,157

Basic earnings per share
As reported	$0.45	$0.17	$1.33	$0.65
Pro forma	0.42	0.14	1.24	0.57

Diluted earnings per share
As reported	$0.44	$0.16	$1.28	$0.62
Pro forma	0.41	0.13	1.19	0.54

Shares used in computing pro forma earnings per share
Basic	59,406	56,037	58,557	54,974
Diluted	61,457	58,818	60,913	57,678

A Black-Scholes multiple option valuation model was utilized in calculating the pro forma figures, with forfeitures recognized as they occur and the following assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003	2004	2003

Expected share price volatility	50%	67%	55%	69%
Risk free rate of return	2.69%	3.37%	2.78%	3.72%
Expected life of option (from vest date)	2 years	1½ years	1½ -2 years	1½ years
Expected rate of dividends	None	None	None	None

There were no stock option modifications resulting in compensation expense for the periods presented in this report.

Advertising and Marketing

Advertising and marketing costs charged to operations were $2.3 million, $3.7 million, $6.5 million and $12.7 million for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003, respectively. Prepaid advertising costs at September 30, 2004 and December 31, 2003 were $0.6 million and $0.5 million, respectively.

Recent Accounting Pronouncements

Emerging Issues Task Force (EITF) 04-8. On October 13, 2004 the Financial Accounting Standards Board (FASB) ratified the consensus the EITF reached on EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This EITF changes the way shares of common stock that are issuable upon conversion of certain instruments are treated in the calculation of diluted earnings per share. In addition to prospective application, this EITF requires retroactive restatement of prior period earnings per share for all periods in which securities outstanding at December 31, 2004 (the effective date of this guidance) were outstanding.

11	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

Because the terms of our convertible subordinated debentures require settlement in shares of common stock of the full value of the debentures upon conversion, all shares potentially issuable at the end of each reporting period would be included in diluted weighted average shares outstanding. In addition, for purposes of calculating diluted earnings per share, we would be required to add back to net income the after-tax interest expense on the debentures for each reporting period, as if the debentures had been converted to common stock at the beginning of the period. For every quarter beginning with the second quarter of 2003, when the debentures were issued, we would include an additional 4,338,572 shares in diluted weighted average shares outstanding, and we would add back to net income after-tax interest expense of approximately $68,000 for the second quarter of 2003 and approximately $205,000 for each quarter thereafter. This restatement would reduce our previously reported diluted earnings per share by $0.02 for each of the first two quarters and by $0.03 for the third quarter of 2004, and by $0.02 for the second quarter, $0.01 for the third quarter and $0.03 for the fourth quarter of 2003.

On November 1, 2004, we commenced an offer to exchange our convertible subordinated debentures for debentures that would require settlement of the principal in cash and settlement in common stock of the increase in the price of our common stock over the conversion price of $61.08 (see also “Subsequent Event” below). If we exchange all of our existing debentures for new debentures with these terms, we would include all shares potentially issuable at the end of each reporting period in diluted weighted average shares outstanding, but we would not add back to net income any after-tax interest expense. For purposes of restating diluted earnings per share for 2004 and 2003, we would not include any additional shares in diluted weighted average shares outstanding, as the price of our common stock was less than $61.08 per share at the end of each reporting period. Therefore, the restatement would have no impact on our previously reported diluted earnings per share. For purposes of calculating diluted earnings per share for all future periods in which the new debentures would remain outstanding, we would not include any additional shares in periods where the price of our common stock was at or below $61.08 per share at the end of the reporting period. In periods where the price of our common stock was to exceed $61.08 per share, we would include up to a theoretical maximum of approximately 6.9 million additional shares. The following table shows the approximate number of additional shares we would include in diluted weighted average shares outstanding at various stock prices:

Ending price per share of common stock	$62	$70	$80	$90	$100	$120	$150	$250	$1,500	$2,900
Additional dilutive shares outstanding	128,758	1,105,717	2,052,147	2,788,258	3,377,148	4,260,482	5,143,816	5,884,431	6,767,764	6,853,052

The closing price of our common stock on September 30, 2004 was $55.30 per share.

EITF 04-1. Also on October 13, 2004, the FASB ratified the consensus the EITF reached on EITF 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” This EITF will require us, upon acquisition of a business on or after January 1, 2005, to separately account for any pre-existing contractual relationships with the acquired entity. Amounts paid in settlement of any executory contracts will be expensed, measured at the lesser of (a) the amount by which the contract is favorable or unfavorable to market (from our perspective) or (b) any stated settlement provisions in the contract. We will recognize as an intangible asset apart from goodwill the reacquisition of an acquired entity’s contractual right to use our intangible assets, measured at a value not to exceed any stated reacquisition amount included in the contract. If a business combination effectively settles a lawsuit or executory contract and that settlement results in a gain or loss for us, we will recognize a settlement gain or loss. The following disclosures will also be required: (a) the nature of the pre-existing relationship; (b) the fair value of the acquired entity’s assets and liabilities that were settled, including how fair value was determined; and (c) the amount of the settlement gain or loss recognized.

FASB Staff Position (FSP) 129-1. FSP 129-1, “Disclosure Requirements under FASB Statement No. 129, ‘Disclosure of Information about Capital Structure,’ Relating to Contingently Convertible Securities” was issued April 9, 2004. The FASB staff confirmed through this FSP that the disclosure requirements of Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted EPS. Our disclosures had previously conformed to Statement No. 129, and therefore, adoption of this pronouncement did not have an impact on our consolidated financial statements.

Share-Based Payment. The FASB has proposed “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate our ability to account for share-based compensation transactions using the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally would require instead that we account for such transactions using a fair-value-based method. Accordingly, we would amortize the fair value of stock options granted to employees on or after July 1, 2005 over the vesting period.

12	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

Earnings per Share. The FASB has proposed “Earnings per Share, an amendment of FASB Statement No. 128.” This proposed Statement would amend the computational guidance in FASB Statement No. 128, “Earnings per Share,” for calculating the number of incremental shares included in diluted shares when applying the treasury stock method. We are already applying the computational guidance as amended, and therefore, adoption of this proposed Standard, if finalized as proposed, would not have an impact on our consolidated financial statements.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt is estimated based on quoted market prices and was approximately $325.3 million at September 30, 2004 and $301.2 million at December 31, 2003, or $60.3 million and $36.2 million, respectively, higher than its book value.

NOTE 3. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances comprising 5% or more of total current liabilities at either date shown separately:

	SEPTEMBER 30, 2004	DECEMBER 31, 2003

(In thousands)

Accrued payroll and related costs	$18,390	$16,903
Accrued rent	4,756	7,815
Other	16,988	17,741

Total accrued expenses	$40,134	$42,459

NOTE 4. SHORT-TERM DEBT

During the second quarter of 2004, we modified the terms of our senior revolving credit facility to allow acquisitions of persons, assets, business lines or divisions for total consideration (including assumed liabilities, earnout payments and any other deferred payment) of $100 million paid during any period of 36 consecutive months before we are required to obtain approval from the lenders.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Commitments

The following table illustrates payments and receipts associated with significant, enforceable and legally binding contractual obligations and rights that are non-cancelable without significant penalty. The figures in the table are based on commitments at September 30, 2004 and reflect each full year’s payments and receipts. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as we currently intend to fulfill each of these obligations and exercise each of these rights.

YEARS ENDING DECEMBER 31,	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures—principal payment [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Convertible subordinated debentures—interest payments [1]	1,325	1,325	1,325	1,325	1,325	19,212	25,837
Operating lease payments	20,521	20,523	20,029	19,028	18,937	100,730	199,768
Sublease receipts	(5,515)	(5,306)	(5,275)	(881)	(51)	—	(17,028)
Minimum royalty guarantee payments	7,821	7,469	5,012	2,254	1,350	—	23,906
Minimum guaranteed receipts	(2,125)	(2,250)	(1,125)	—	—	—	(5,500)
Other purchase commitments	3,195	2,243	448	—	—	—	5,886

Net commitments	$25,222	$24,004	$20,414	$21,726	$21,561	$384,942	$497,869

1	The table assumes that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023 and that there are no borrowings under the senior credit facility, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018.

Purchase orders, certain sponsorships and donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table.

13	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other imagery partners to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in the event a claim arises in relation to an image they have provided. Our imagery partners are also required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess the range of possible payments and available recourse from our image partners. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at September 30, 2004 and December 31, 2003. As such, we believe the estimated fair value of these liabilities is minimal.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we believe the estimated fair value of these liabilities is minimal, no related liabilities were recorded at September 30, 2004 or December 31, 2003. We hold insurance policies that mitigate potential losses arising from certain indemnification obligations, and historically, we have not incurred significant costs related to performance under these obligations.

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

NOTE 6. OTHER COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods reported:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003	2004	2003

(In thousands)

Net income	$26,732	$9,442	$77,970	$35,838
Net unrealized gains on revaluation of foreign currency denominated long-term intercompany balances	1,027	1,109	927	12,169
Foreign currency translation adjustment losses	(195)	(360)	(1,032)	(5,468)
Net unrealized gains (losses) on short-term investments	2,130	(47)	(1,135)	(58)
Deferred taxes on net unrealized gains on short-term investments	—	34	46	22

Total comprehensive income	$29,694	$10,178	$76,776	$42,503

Realized gains and losses (on investments sold) transferred out of net unrealized holding gains and into our consolidated statements of income were insignificant in all periods presented.

14	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 1

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

	SEPTEMBER 30, 2004	DECEMBER 31, 2003

(In thousands)

Net unrealized gains on revaluation of foreign currency denominated long-term intercompany balances	$23,193	$22,266
Accumulated foreign currency translation adjustment losses	(10,687)	(9,655)
Net unrealized (losses) gains on short-term investments	(1,015)	120
Deferred taxes on net unrealized gains on short-term investments	—	(46)

Total accumulated other comprehensive income	$11,491	$12,685

NOTE 7. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

As a provider of visual content, we operate in one business segment. Our revenue is generated through a diverse client base, and there is no reliance on a single customer or group of customers. Revenue is summarized below by country based on the customer’s billing address, with countries experiencing 5% or more of revenue in a reportable period shown separately. Due to the impact of foreign currency translation, these figures may not clearly reflect the relative performance of the individual countries.

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,

	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total

(In thousands, except percentages)

United States	$69,716	45%	$60,547	46%	$206,900	45%	$183,164	47%
United Kingdom	22,990	15%	18,321	14%	66,952	15%	51,912	13%
Germany	11,885	8%	10,739	8%	35,117	8%	30,127	8%
France	8,417	5%	7,174	5%	26,553	6%	21,876	6%
Rest of world	40,480	27%	33,994	27%	124,805	26%	101,735	26%

Total revenue	$153,488	100%	$130,775	100%	$460,327	100%	$388,814	100%

NOTE 8. ACQUISITIONS

During the third quarter of 2004, we acquired Imagenet Limited, a United Kingdom-based distributor of digital publicity and marketing materials to media companies, for a purchase price (including liabilities assumed) of £13.3 million (approximately $24.6 million). The portion of the purchase price preliminarily allocated to goodwill was £10.2 million (approximately $19.0 million). The purchase price allocation will be finalized during the fourth quarter. This acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations since the date of acquisition are included in our consolidated results. This acquisition was not significant to the company as a whole for any period presented; therefore, pro forma financial information is not presented.

We also acquired other businesses during 2004, which were not significant, individually or in the aggregate, to the company as a whole for any period presented.

NOTE 9. SUBSEQUENT EVENT

On November 1, 2004, we commenced an offer to exchange up to $265 million aggregate principal amount of our newly issued 0.5% Convertible Subordinated Debentures, Series B due 2023 (the “New Debentures”) for an equal amount of our outstanding 0.5% Convertible Subordinated Debentures due 2023 (the “Outstanding Debentures”). Among its features, the New Debentures are convertible into a combination of cash and Getty Images common stock subject to certain conditions, while the Outstanding Debentures are convertible solely into Getty Images common stock. The full terms of the exchange offer, a description of the New Debentures and the material differences between the New Debentures and the Outstanding Debentures and other information relating to the exchange offer and Getty Images are set forth in a Registration Statement on Form S-4 and the prospectus included therein filed with the Securities and Exchange Commission on November 1, 2004. See also “Recent Accounting Pronouncements” above for a discussion of the impact of this potential exchange on the calculation of diluted earnings per share.

15	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 2

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

GENERAL

Executive Overview

In 2004, our main objective is to grow revenue, primarily through an increased focus on a sales and marketing approach targeted to the specific product and pricing needs of various customer groups. In particular, we are striving to increase our penetration into the editorial market segment, the Japanese market and markets for new revenue streams, such as assignment photography. We have made considerable progress towards accomplishing these objectives. We reorganized our sales and marketing staff to target and better serve specific customer groups, and we repriced licenses for selected customer groups, including editorial customers. Towards the end of the second quarter, we completed major upgrades to the editorial portion of our website and launched an editorial advertising campaign. Also towards the end of the second quarter, we launched our Japanese version of gettyimages.com, which includes localized language and content and is supported by a local sales and marketing staff. We also continue to explore new revenue streams. We are achieving all of these objectives while increasing our operating margin.

There have been no material changes in our sources of revenue and cost of sales or our critical accounting policies and estimates and assumptions since December 31, 2003.

16	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 2

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

Following are key revenue and gross margin metrics for the first nine months of 2004 and 2003. Prior period figures have been reclassified to correspond to the current presentation due to the movement of collections between portfolios, as necessary.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003	2004	2003

PORTFOLIOS AS A PERCENTAGE OF REVENUE
Rights-managed still imagery	46%	50%	49%	53%
Royalty-free still imagery	34%	33%	33%	30%
Editorial imagery	12%	11%	11%	10%
Film	6%	5%	5%	6%
Other	2%	1%	2%	1%

GROSS MARGIN
Rights-managed still imagery	67%	66%	67%	66%
Royalty-free still imagery	76%	77%	77%	78%
Editorial imagery	82%	82%	82%	83%
Film	71%	74%	72%	73%

APPROXIMATE AVERAGE PRICE PER IMAGE 1, [2]
Rights-managed still imagery [3]	$590	$575	$595	$565
Royalty-free still imagery [3]	200	155	195	145
Film [4]	655	635	630	605

1	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore is not included in this table.

2	All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images (including flexible license packs but excluding prepackaged CDs) licensed by us directly to our customers, not through distributors.

3	These figures relate to images licensed in the Americas, Europe, Middle East and Africa only.

4	These figures relate to rights-managed imagery licensed in North America, Europe, Middle East and Africa only.

REVENUE

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Revenue	$153,488	100.0	$130,775	100.0	$22,713	17.4

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Revenue	$460,327	100.0	$388,814	100.0	$71,513	18.4

Revenue increased for the three and nine months ended September 30, 2004 due to:

•	net positive impact of changes in foreign currency exchange rates on the translation of revenue generated in foreign countries of $6.5 million and $25.9 million, respectively, mainly the United Kingdom (U.K.) and Europe;
•	pricing, including selective price increases in our royalty-free and rights-managed portfolios, reduced levels of discounting for certain uses of rights-managed imagery and a shift in the mix of licenses within our royalty-free portfolio towards higher priced imagery;

17	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 2

•	increased revenue from our editorial imagery portfolio (comprising news, sports, entertainment and archival imagery) beyond currency and pricing; and
•	net increases in the volume of images licensed in the Americas from our rights-managed portfolio.

Partially offsetting these increases were net decreases in the volume of single images licensed from our royalty-free portfolio, primarily for lower revenue credit card customers.

Excluding the impact of foreign-currency translation, revenue increased year over year in many countries, with the most significant dollar increases seen in the U.S. and the U.K.

GROSS PROFIT AND GROSS MARGIN

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Gross profit and gross margin	$111,114	72.4	$93,713	71.7	$17,401	18.6

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Gross profit and gross margin	$332,388	72.2	$278,114	71.5	$54,274	19.5

Gross profit and gross margin increased in both the third quarter and first nine months of 2004 due to increased revenue and a shift in image license mix towards higher margin imagery, including royalty-free and editorial imagery and imagery licensed outside of the home territory of the contributor.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

SG&A	$54,661	35.6	$51,547	39.4	$3,114	6.0

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

SG&A	$163,790	35.6	$156,703	40.3	$7,087	4.5

Selling, general and administrative expenses increased in the three and nine month periods ending September 30, 2004 primarily due to negative impacts of changes in foreign currency exchange rates on the translation of SG&A incurred in foreign countries of $2.2 million and $8.0 million, respectively. Excluding foreign exchange, the year over year increase in SG&A for the third quarter resulted from expenses incurred by Imagenet, a company we acquired during the quarter. As a percentage of revenue, SG&A declined as we held costs relatively steady while revenue increased.

INCOME FROM OPERATIONS AND OPERATING MARGIN

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Income from operations and operating margin	$41,713	27.2	$27,158	20.8	$14,555	53.6

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Income from operations and operating margin	$124,498	27.0	$74,866	19.3	$49,632	66.3

18	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 2

Income from operations and operating margin increased in both the third quarter and first nine months of 2004 primarily due to higher revenue and gross margin, both of which are discussed in detail above, as compared to relatively flat operating expenses.

INTEREST EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Interest expense	$(907)	(0.6)	$(1,204)	(0.9)	$297	24.7

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Interest expense	$(2,887)	(0.6)	$(8,856)	(2.3)	$5,969	67.4

Interest expense decreased in 2004 from 2003 principally due to the repayment of our 5.0% convertible subordinated notes and issuance of 0.5% convertible subordinated debentures in July and June of 2003, respectively. Interest expense on the new 0.5% convertible subordinated debentures will approximate $1.3 million per year, compared to interest expense on the extinguished 5.0% convertible subordinated notes that approximated $12.5 million per year. Interest expense for the first nine months of 2004 also included $1.4 million in amortization of debt issuance costs, as well as bank fees on the unused portion of our senior credit facility.

INTEREST INCOME

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Interest income	$2,671	1.7	$1,501	1.1	$1,170	77.9

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of revenue	2003	% of revenue	$ change	% change

Interest income	$6,465	1.4	$2,922	0.8	$3,543	121.3

Interest income increased in 2004 due to higher cash and short-term investment balances.

INCOME TAX EXPENSE

	THREE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of income before tax	2003	% of income before tax	$ change	% change

Income tax expense	$(16,892)	(38.7)	$(6,138)	(39.4)	$(10,754)	(175.2)

	NINE MONTHS ENDED SEPTEMBER 30,				YEAR OVER YEAR
	2004	% of income before tax	2003	% of income before tax	$ change	% change

Income tax expense	$(49,491)	(38.8)	$(22,945)	(39.0)	$(26,546)	(115.7)

Income tax expense increased in both the third quarter and first nine months of 2004 due to higher income before taxes. As of September 30, 2004, we had net deferred tax assets of $55.1 million, net of a valuation allowance of $5.6 million. Although realization is not assured, management believes, based on current estimates of near-term future taxable income and available tax-planning strat -

19	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 2

egies that could be implemented, that it is more likely than not that the net deferred tax assets will be realized. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity

During the second quarter of 2004, we modified the terms of our senior revolving credit facility to allow acquisitions of persons, assets, business lines or divisions for total consideration (including assumed liabilities, earnout payments and any other deferred payment) of $100.0 million paid during any period of 36 consecutive months before we are required to obtain approval from the lenders.

Our working capital, or current assets less current liabilities, at September 30, 2004 and December 31, 2003 was $456.8 million and $292.4 million, respectively. Cash and cash equivalents and short-term investments at these dates were $446.7 million and $307.6 million, respectively. These balances plus cash that we expect to generate through operating and financing activities are expected to meet our liquidity needs for at least the following 12 months. Management expects that our main sources of cash for the final quarter of 2004 will be revenue collections and proceeds from the issuance of stock through employee stock option exercises.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities was $138.8 million for the first nine months of 2004. This represents a 35% increase over the first nine months of 2003, mainly due to increased revenue and comparable days sales outstanding. Management currently expects operating cash flows for the final quarter of 2004 to meet or exceed those of the comparable prior year period.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $50.8 million for the first nine months of 2004. This represents a 4% increase over the first nine months of the prior year due to increased proceeds from the issuance of stock through employee stock option exercises and debt issuance and repayment costs incurred only in the prior year. Cash flows provided by financing activities for the final quarter of 2004 will likely consist mainly of proceeds from the issuance of stock through employee stock option exercises, which typically increase or decrease relative to changes in our stock price. Approximately 3.8 million stock options were vested and exercisable at September 30, 2004 with a weighted-average exercise price of $24.93. The closing price of our common stock on September 30, 2004 was $55.30 per share.

Management believes we are in compliance with the financial covenants in the senior credit facility agreement. Management does not currently anticipate borrowing funds under this facility, but could elect to do so at any time as long as we remain in compliance with the financial covenants and other terms and conditions of the facility.

There have been no other material changes since December 31, 2003 in our sources of liquidity, the factors likely to impact these sources or the adequacy of these sources to meet our needs for at least the following 12 months.

Capital Expenditures, Contractual Obligations and Rights, Guarantees and Other Potentially Significant Uses of Cash

CAPITAL EXPENDITURES

Our capital expenditures for the first nine months of 2004 were $25.7 million. This represents a 14% increase over the first nine months of 2003 due to greater investments in image content, website enhancements and the launch of a Japanese version of gettyimages.com. We continue to plan to spend approximately $35 million on capital expenditures in 2004, mostly related to image content and technology. The anticipated sources of funds for these expenditures continue to be current cash and short-term investment balances and cash flows provided by operations, but could include any of the sources discussed under “Liquidity” above.

20	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 2

CONTRACTUAL OBLIGATIONS AND RIGHTS

The following table illustrates payments and receipts associated with significant, enforceable and legally binding contractual obligations and rights that are non-cancelable without significant penalty. The figures in the table are based on commitments at September 30, 2004 and reflect each full year’s payments and receipts. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as we currently intend to fulfill each of these obligations and exercise each of these rights.

YEARS ENDING DECEMBER 31,	2004	2005	2006	2007	2008	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures—principal payment [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Convertible subordinated debentures—interest payments [1]	1,325	1,325	1,325	1,325	1,325	19,212	25,837
Operating lease payments	20,521	20,523	20,029	19,028	18,937	100,730	199,768
Sublease receipts	(5,515)	(5,306)	(5,275)	(881)	(51)	—	(17,028)
Minimum royalty guarantee payments	7,821	7,469	5,012	2,254	1,350	—	23,906
Minimum guaranteed receipts	(2,125)	(2,250)	(1,125)	—	—	—	(5,500)
Other purchase commitments	3,195	2,243	448	—	—	—	5,886

Net commitments	$25,222	$24,004	$20,414	$21,726	$21,561	$384,942	$497,869

1	The table assumes that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023 and that there are no borrowings under the senior credit facility, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018.

Purchase orders, certain sponsorships and donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table.

GUARANTEES

There have been no material changes in our guarantees since December 31, 2003.

OTHER POTENTIALLY SIGNIFICANT USES OF CASH

Our Board of Directors has authorized us to repurchase our common stock on the open market from time to time, not to exceed $150 million. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash and short-term investment balances, the market price of our common stock, general business conditions and other factors, including alternative investment opportunities and restrictive covenants imposed by our senior credit facility.

In addition to possibly repurchasing our stock, management will also continue to consider selective acquisitions of businesses or assets of businesses. During the first nine months of 2004, we paid approximately $23.0 million in cash (in addition to liabilities assumed) for acquired businesses.

SUBSEQUENT EVENT

On November 1, 2004, we commenced an offer to exchange up to $265 million aggregate principal amount of our newly issued 0.5% Convertible Subordinated Debentures, Series B due 2023 (the “New Debentures”) for an equal amount of our outstanding 0.5% Convertible Subordinated Debentures due 2023 (the “Outstanding Debentures”). Among its features, the New Debentures are convertible into a combination of cash and Getty Images common stock subject to certain conditions, while the Outstanding Debentures are convertible solely into Getty Images common stock. The full terms of the exchange offer, a description of the New Debentures and the material differences between the New Debentures and the Outstanding Debentures and other information relating to the exchange offer and Getty Images are set forth in a Registration Statement on Form S-4 and the prospectus included therein filed with the Securities and Exchange Commission on November 1, 2004. See also “Recent Accounting Pronouncements” for a discussion of the impact of this potential exchange on the calculation of diluted earnings per share.

21	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 2

RECENT ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force (EITF) 04-8. On October 13, 2004 the Financial Accounting Standards Board (FASB) ratified the consensus the EITF reached on EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This EITF changes the way shares of common stock that are issuable upon conversion of certain instruments are treated in the calculation of diluted earnings per share. In addition to prospective application, this EITF requires retroactive restatement of prior period earnings per share for all periods in which securities outstanding at December 31, 2004 (the effective date of this guidance) were outstanding.

Because the terms of our convertible subordinated debentures require settlement in shares of common stock of the full value of the debentures upon conversion, all shares potentially issuable at the end of each reporting period would be included in diluted weighted average shares outstanding. In addition, for purposes of calculating diluted earnings per share, we would be required to add back to net income the after-tax interest expense on the debentures for each reporting period, as if the debentures had been converted to common stock at the beginning of the period. For every quarter beginning with the second quarter of 2003, when the debentures were issued, we would include an additional 4,338,572 shares in diluted weighted average shares outstanding, and we would add back to net income after-tax interest expense of approximately $68,000 for the second quarter of 2003 and approximately $205,000 for each quarter thereafter. This restatement would reduce our previously reported diluted earnings per share by $0.02 for each of the first two quarters and by $0.03 for the third quarter of 2004, and by $0.02 for the second quarter, $0.01 for the third quarter and $0.03 for the fourth quarter of 2003.

On November 1, 2004, we commenced an offer to exchange our convertible subordinated debentures for debentures that would require settlement of the principal in cash and settlement in common stock of the increase in the price of our common stock over the conversion price of $61.08 (see also “Subsequent Event” below). If we exchange all of our existing debentures for new debentures with these terms, we would include all shares potentially issuable at the end of each reporting period in diluted weighted average shares outstanding, but we would not add back to net income any after-tax interest expense. For purposes of restating diluted earnings per share for 2004 and 2003, we would not include any additional shares in diluted weighted average shares outstanding, as the price of our common stock was less than $61.08 per share at the end of each reporting period. Therefore, the restatement would have no impact on our previously reported diluted earnings per share. For purposes of calculating diluted earnings per share for all future periods in which the new debentures would remain outstanding, we would not include any additional shares in periods where the price of our common stock was at or below $61.08 per share at the end of the reporting period. In periods where the price of our common stock was to exceed $61.08 per share, we would include up to a theoretical maximum of approximately 6.9 million additional shares. The following table shows the approximate number of additional shares we would include in diluted weighted average shares outstanding at various stock prices:

Ending price per share of common stock	$62	$70	$80	$90	$100	$120	$150	$250	$1,500	$2,900
Additional dilutive shares outstanding	128,758	1,105,717	2,052,147	2,788,258	3,377,148	4,260,482	5,143,816	5,884,431	6,767,764	6,853,052

The closing price of our common stock on September 30, 2004 was $55.30 per share.

EITF 04-1. Also on October 13, 2004, the FASB ratified the consensus the EITF reached on EITF 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” This EITF will require us, upon acquisition of a business on or after January 1, 2005, to separately account for any pre-existing contractual relationships with the acquired entity. Amounts paid in settlement of any executory contracts will be expensed, measured at the lesser of (a) the amount by which the contract is favorable or unfavorable to market (from our perspective) or (b) any stated settlement provisions in the contract. We will recognize as an intangible asset apart from goodwill the reacquisition of an acquired entity’s contractual right to use our intangible assets, measured at a value not to exceed any stated reacquisition amount included in the contract. If a business combination effectively settles a lawsuit or executory contract and that settlement results in a gain or loss for us, we will recognize a settlement gain or loss. The following disclosures will also be required: (a) the nature of the pre-existing relationship; (b) the fair value of the acquired entity’s assets and liabilities that were settled, including how fair value was determined; and (c) the amount of the settlement gain or loss recognized.

FASB Staff Position (FSP) 129-1. FSP 129-1, “Disclosure Requirements under FASB Statement No. 129, ‘Disclosure of Information about Capital Structure,’ Relating to Contingently Convertible Securities” was issued April 9, 2004. The FASB staff confirmed through this FSP that the disclosure requirements of Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted EPS. Our disclosures had previously conformed to Statement No. 129, and therefore, adoption of this pronouncement did not have an impact on our consolidated financial statements.

22	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 2

Share-Based Payment. The FASB has proposed “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate our ability to account for share-based compensation transactions using the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally would require instead that we account for such transactions using a fair-value-based method. Accordingly, we would amortize the fair value of stock options granted to employees on or after July 1, 2005 over the vesting period.

Earnings per Share. The FASB has proposed “Earnings per Share, an amendment of FASB Statement No. 128.” This proposed Statement would amend the computational guidance in FASB Statement No. 128, “Earnings per Share,” for calculating the number of incremental shares included in diluted shares when applying the treasury stock method. We are already applying the computational guidance as amended, and therefore, adoption of this proposed Standard, if finalized as proposed, would not have an impact on our consolidated financial statements.

FACTORS THAT MAY AFFECT THE BUSINESS

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST COMPETITORS

The market for visual content and related products and services is highly competitive. We believe that the principal competitive factors are: name recognition; company reputation; the quality, relevance and diversity of the images in a company’s collections; the quality of contributing photographers, cinematographers and other imagery partners under contract with a company; effective use of current and emerging technology; customer service; pricing policies and practices; and accessibility of imagery and speed and ease of search and fulfillment. Some of our existing and potential competitors may have or may develop products, services or technology superior to ours, or other competitive advantages. If we are not able to compete effectively, or if a significant image partner were to terminate or fail to renew an agreement with us, we could lose market share, which could have an adverse affect on our revenues and operating results. Some of our current and potential competitors include: other general visual content providers such as Corbis, Creatas, Photonica, Masterfile and ZefaVisual Media; specialized visual content companies that are well established in their local, content or product-specific market segments such as Reuters News Service, the Associated Press, Action Images, WireImage and Zuma Press; stock film footage businesses such as Corbis Motion; and commissioned photographers. There are also hundreds of small stock photography and film footage agencies and image content aggregators throughout the world.

OUR FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to, the following:

•	demand for our existing and new content, products and services, and those of our competitors;
•	changes in our pricing policies and practices;
•	changes in the sales mix of our products and services, including the mix of licensed uses, company-owned versus contributor-supplied imagery, and the geographic distribution of such licenses, each of which affect the price of a license and/or the royalty we pay on the license;
•	our ability to attract and retain customers;
•	costs related to potential acquisitions and the development and/or use of technology, services, products, or new businesses; and
•	fluctuations in currency exchange rates, changes in global capital markets and economic conditions, and changes to applicable tax laws and regulations.

Because of these risks and others, it is possible that our future results may differ from our expectations and the expectations of analysts and investors, causing our stock price to fluctuate.

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

23	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 2

conduct transactions through our website, in addition to being dependent upon the enterprise systems we use to manage and control our operations. We have in the past and will continue in the future to update and upgrade our website and its underlying technology as well as our enterprise systems. For instance, on June 12, 2004, we launched a significant system upgrade that affected both our customer-facing website and our enterprise systems. This release involved the launch of our Japanese language e-commerce enabled creative site, as well as significant changes to our editorial site. We cannot guarantee that these upgrades will work as desired or will not result in system or service disruptions or difficulties.

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

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer, collectively the Getty Group, owned approximately 18% of the outstanding shares of our common stock at September 30, 2004. Getty Investments alone owned approximately 16% of the outstanding shares of our common stock at September 30, 2004. Mr. Mark H. Getty, our Chairman, serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan D. Klein, our Chief Executive Officer, serves on the Board of Directors of Getty Investments.

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

24	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 2

cost of doing business and impede the growth of our business or of the Internet, while decreasing the Internet’s acceptance or effectiveness as a communications and commerce medium.

Existing or future laws and regulations that may impact our business include, but are not limited to, those that govern or restrict:

•	privacy issues and data collection, processing, retention and transmission;
•	pricing and taxation of goods and services offered over the Internet;
•	website content, or the manner in which products and services may be offered and/or marketed over the Internet; and
•	sources of liability for companies involved in Internet services or e-commerce.

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

OUR INDEBTEDNESS COULD REDUCE OUR FLEXIBILITY

Restrictive covenants in our senior credit facility may limit our flexibility in planning for, or reacting to, changes in our business and competitive environment. Additionally, while we currently anticipate that our available sources of liquidity will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months, changes in U.S. and global capital markets and economies, including significant fluctuations in interest rates and the price of our equity securities, or fluctuations in the results of our operations may impede our access to, or increase the cost of, external financing for our operations and any acquisitions.

For additional risks, please see our Annual Report on Form 10-K for the year ended December 31, 2003.

25	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The table below provides information about our financial instruments for which the fair values are sensitive to changes in interest rates. For investments, the table presents cash flows and weighted average coupon interest rates by stated maturity dates. For long-term debt, the table presents principal cash flows and the weighted average interest rate by stated maturity date. All instruments are denominated and presented in U.S. dollars.

	STATED MATURITY DATE							FAIR VALUE
	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	SEPTEMBER 30, 2004	DECEMBER 31, 2003

(In thousands, except percentages)

ASSETS
Short-term investments
Fixed rate	$649	$2,014	$37,843	$76,962	$17,418	$17,516	$152,402	$152,402	$86,372
Weighted average interest rate	1.88%	2.27%	3.15%	3.36%	3.36%	4.74%	3.45%	—	—
Step-up rate	$—	$9,994	$—	$29,887	$44,574	$40,113	$124,568	$124,568	$71,187
Weighted average interest rate	—	2.00%	—	2.29%	2.28%	3.50%	2.65%	—	—
Variable rate	$11,526	$—	$—	$1,000	$—	$11,365	$23,891	$23,891	$9,966
Weighted average interest rate	0.01%	—	—	1.29%	—	3.54%	1.74%	—	—

LIABILITIES
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$265,000	$265,000	$325,288	$301,210
Weighted average interest rate	—	—	—	—	—	0.5%	0.5%	—	—

SHORT-TERM INVESTMENTS

Short-term investments at September 30, 2004 consisted of available-for-sale U.S. agency securities ($231.7 million), corporate bonds ($49.6 million), U.S. Treasury obligations ($8.0 million) and money market funds ($11.5 million), carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income. Available-for-sale investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations. We currently have the ability and intent to hold any investments in an unrealized loss position for a reasonable period of time until market interest rates decline or the rates on these investments step up and we are able to recover at least substantially all of the cost of the investments.

26	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 3

Foreign Currency Exchange Rate Risk

FOREIGN CURRENCY TRANSACTIONS

The carrying values of foreign-currency denominated assets and liabilities, other than long-term intercompany balances (discussed below), which are subject to transaction gains and losses each month, are outstanding at September 30, 2004, and are in excess of $3.0 million by currency are summarized below by the functional currency of the subsidiary where the balances are recorded. Changes in balances since December 31, 2003 are principally due to revenue, cash settlements, foreign currency revaluation, and forward foreign exchange contract activity. All balances at September 30, 2004 are expected to settle within 12 months in the currencies shown.

	SEPTEMBER 30, 2004	DECEMBER 31, 2003

(In thousands, except settlement rates)

British Pound Functional Currency
Receivables denominated in:
Euros	$15,101	$7,394
Forward foreign currency exchange contracts:
Receive British Pounds/Pay Euros
Contract amount (€8,500 and €2,440 notional amounts at September 30, 2004 and December 31, 2003, respectively)	$(10,554)	$(3,456)
Weighted average contractual settlement rate	0.68	0.70

Euro Functional Currency
Receivables (payables) denominated in:
British Pounds	$7,493	$(3,796)
U.S. Dollar Functional Currency
Receivables denominated in:
British Pounds	$2,830	$8,513
Euros	5,696	4,178
Forward foreign currency exchange contracts:
Receive U.S. Dollars/Pay British Pounds
Contract amount (£2,820 and £3,850 notional amounts at September 30, 2004 and December 31, 2003, respectively)	$(5,101)	$(6,869)
Weighted average contractual settlement rate	1.79	1.71
Receive U.S. Dollars/Pay Euros
Contract amount (€9,170 and €7,565 notional amounts at September 30, 2004 and December 31, 2003, respectively)	(11,386)	(9,530)
Weighted average contractual settlement rate	1.22	1.19

Foreign exchange gains of $0.9 million and $12.2 million for the first nine months of 2004 and 2003, respectively, arose from the revaluation of foreign-currency denominated long-term intercompany balances and were included in accumulated other comprehensive income. Long-term intercompany balances did not change by more than $3.0 million by currency during the first nine months of 2004.

FOREIGN CURRENCY TRANSLATION

We recognized translation adjustment losses of $1.0 million and $5.5 million in the first nine months of 2004 and 2003, respectively. Accumulated translation adjustments at September 30, 2004 and December 31, 2003 were losses of $10.7 million and $9.7 million, respectively. Changes from the first nine months of 2003 to the first nine months of 2004 in the exchange rates used to translate the results of operations of subsidiaries with non-U.S. dollar functional currencies resulted in increases in U.S. dollar reported revenue, selling, general and administrative expenses and depreciation of $25.9 million, $8.0 million and $1.3 million, respectively.

27	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART I	ITEM 4

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, these disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there were no changes in the company’s internal control over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as claims that we use another party’s proprietary technology, or that we or our contributors or other imagery partners failed to secure the necessary model and property releases for imagery we license. Claims may also include those brought by photographers and cinematographers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the estimated costs of defending, adjudicating or settling claims for which we believe a loss is probable and have insured against certain types of potential liabilities or losses. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Reference is made to the Index of Exhibits beginning on page 29 for a list of all exhibits filed as part of this report.

28	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

November 3, 2004

29	GETTY IMAGES, INC.	Q3 2004	FORM 10-Q	PART II	ITEM 6

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Elizabeth J. Huebner, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Elizabeth J. Huebner, CFO