Form 10-K
period 2004-12-31
GETTY IMAGES INC
filed 2005-03-11
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

Commission File Number: 001-31516

GETTY IMAGES, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	98-0177556
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 NORTH 34TH STREET

SEATTLE, WASHINGTON 98103

(Address of Principal Executive Offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 925-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Exchange on which Each Class is Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
$2.0 million 0.5% Convertible Subordinated Debentures	—
$263.0 million 0.5% Convertible Subordinated Debentures, Series B	—

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was approximately $2,915.6 million as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of $60.00 on the New York Stock Exchange reported on such date.

As of March 1, 2005, the registrant had 61,014,527 shares of Common Stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to certain portions of our definitive Proxy Statement (to be filed) for the Annual Meeting of Stockholders to be held May 3, 2005.

An Index to Exhibits appears at Part IV, Item 15, pages 31 to 33 herein.

GETTY IMAGES, INC.	December 31, 2004	FORM 10-K

1	GETTY IMAGES, INC.	2004	FORM 10-K	PART I	ITEM 1

PART I

ITEM 1. BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Annual Report on Form 10-K, the documents incorporated herein by reference, and other documents filed with, and furnished to, the Securities and Exchange Commission. These statements are based on management’s current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of management’s views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in revenue, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and management’s current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those set forth herein under “Factors That May Affect the Business,” as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that we file with, and furnish to, the Securities and Exchange Commission from time to time.

In this Annual Report, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF THE BUSINESS

Overview

Getty Images, Inc. was founded in 1995 and is a leading provider of imagery and related services to businesses worldwide. We deliver our products digitally via the Internet and CD-ROMs. We are headquartered in Seattle, Washington, with customers in more than 100 countries. Our products are sold through company-owned offices and a global network of delegates. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry’s leading image collections onto a single website, gettyimages.com.

We provide high quality, relevant imagery to: creative professionals at advertising agencies, graphic design firms, corporations and film and broadcasting companies; editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate marketing departments and other business customers. By aggregating the content of our various leading imagery collections on the Internet and partnering with other imagery providers, we offer a comprehensive and user-friendly solution for our customers’ imagery needs. Our goal is to be the leading, complete image solutions provider in every major market, offering visual communications professionals products and related services at multiple price points on multiple platforms.

Products, Services and Customers

PRODUCTS AND SERVICES

We offer our customers a variety of visual content, including creative, or “stock” imagery (both still and moving images), editorial photography (news, sports, entertainment and archival imagery), illustrations and related services. Imagery is offered to customers through our creative photography collections (The Image Bank, Photodisc, Photographer’s Choice, Reportage, Stone, Stone+ and Taxi), our film collections (Archive Films, Image Bank Film and Photodisc) and Getty Images Editorial collections (news, sports, entertainment imagery and Hulton|Archive), as well as the collections of other imagery providers (image partners), such as Digital Vision, National Geographic and Time Life Pictures. We believe that by offering a selection of the highest quality images from other providers of visual content, we enhance our ability to serve our customers and to generate additional revenue with minimal incremental cost. In 2004, we added nearly 30 new collections from other imagery partners to our website, including both creative and editorial imagery. These products and services are offered through our website, CD-ROMs and our global network of delegates.

We also offer assignment services under which we handle all aspects of a custom photography project for a customer, such as photographing executives for an annual report, producing product shots for a brochure or documenting a news event. We use a global network of experienced photographers on staff or on contract for assignment photography projects.

2	GETTY IMAGES, INC.	2004	FORM 10-K	PART I	ITEM 1

CUSTOMERS

We serve a variety of customers in four major categories: creative customers (advertising and design agencies), editorial customers (publishing and media companies), corporate customers (in-house advertising groups and corporate marketing departments) and film customers (film and broadcast production companies). Due to the wide variety of customers and channels through which our products and services are sold, as well as their dispersion across many geographic areas, we are not dependent on a single customer or a few customers, the loss of which would have a material adverse effect on us.

Creative Customers    For our creative customers, we supply images that cover a wide variety of contemporary subjects including lifestyle, business, science, health and beauty, sports, transportation and travel. These customers have a commercial or advertising message they are trying to convey and, consequently, are typically looking for a specific conceptual image. Image relevance and accessibility are important factors in the customer’s decision. Advertising and design agency customers need to access imagery as part of their everyday working lives.

Editorial Customers    We supply images to a customer base of professionals who use imagery in the publication of newspapers, books and magazines, both online and in traditional media. The imagery that is provided to these customers covers major political, news, social and sporting events ranging from contemporary photographs to imagery from the beginning of photography in the early nineteenth century. These customers are looking for imagery that conveys information to illustrate the story they are covering (such as a news, sports or entertainment event) and often require that the imagery be delivered during or immediately following the event. These customers also license creative imagery.

Corporate Customers    We offer a variety of imagery to corporate marketing departments and other business customers. These customers require imagery for a wide range of business communication materials for internal and external use, including brochures, employee communications, annual reports, newsletters, websites and presentations.

Film Customers    We offer film (moving imagery) to customers engaged in producing commercial motion pictures, television advertisements and programming, trade show and promotional videos, documentaries and other film-based media. These customers require contemporary and archival film clips covering a broad range of topics, and they often use still imagery as well.

Sources and Availability of Content

The imagery we provide our customers is created by a substantial number of contributors, including photographers and filmmakers. Therefore, we do not rely on any single or small group of contributors to meet our content needs.

CREATIVE

To develop our creative imagery collections, we have creative research and imagery teams in Tokyo, London, Los Angeles, Munich, New York, Paris and Seattle that analyze customer requests and buying behavior and perform research in key markets in order to target and source images. We have contractual relationships with contributing photographers, including highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. In many cases, we provide on-site art direction for our photographers, working with them on location around the world. We accepted approximately 30,000 new images into our creative photography collections, plus over 100,000 images from partner collections in 2004. All new images accepted into our collections are digitized, assigned keywords and posted on our website and are available for search, selection, license and download 24 hours a day, seven days a week.

EDITORIAL

For editorial content, availability of imagery is time critical. To this end, we have picture desks (production hubs) in London, New York and Sydney through which photographers may submit imagery at any time. We license editorial content produced by our staff photographers and by contributing photographers and other imagery providers with whom we have contractual relationships. We receive thousands of digital editorial images per week from our photographers around the world and make these available through our website and through a wire service. By using digital technologies, we are able to make new images available online within minutes of photographer transmission from major news, sports and entertainment events. In addition, we have made available on our website, a core collection of archival imagery of interest to editorial customers. We identify upcoming events that will generate demand for particular archival images and we actively market the availability of those images to our editorial customers. We also offer in-depth research services for our customers’ more extensive projects.

3	GETTY IMAGES, INC.	2004	FORM 10-K	PART I	ITEM 1

FILM

For our film collections, we maintain and license a growing library of commercially relevant cinematography covering a broad range of contemporary and archival subjects. Our film collections represent imagery from hundreds of filmmakers and film producers, and each film clip is cataloged for quick access and retrieval in film, videotape and digital formats.

Marketing, Sales and Distribution

MARKETING

We reach our customers through diverse marketing campaigns including: our website (online marketing) and direct mail and e-mail (direct marketing). These campaigns aim to build awareness for the Getty Images brand and promote the latest imagery and related services available on gettyimages.com. We strive to provide relevant materials to our international markets by producing localized marketing materials, including local language and locally applicable content, where appropriate.

Online Marketing    Our website acts both as a marketing and sales tool, making the still and moving imagery of each collection available for search, selection, license and download online. For example, we often invite customers to view our latest creative imagery in special “galleries” on our website. We also promote images available on CD-ROM and regularly provide a summary of the latest breaking stories in the editorial section of our website where customers can view, license and download available imagery.

Direct Marketing    Direct mail and e-mail are part of our integrated marketing campaigns aimed at gaining new customers through prospecting and at promoting our latest imagery, products and services to our existing customer base. Over the past three years, we have shifted our marketing strategy from an emphasis on printed catalogs to a focus on e-mail marketing and new forms of interactive communications. We believe these forms are more cost-effective than printed catalogs, provide more opportunities for targeted marketing and better meet our customers’ needs.

SALES AND DISTRIBUTION

We license our imagery through company-operated offices and a global network of delegates, serving customers in more than 100 countries. A direct sales force and national accounts management team target high volume users of images, while our technical support staff, who have expertise in digital image applications, design tools and photo manipulation methodologies, assist customers in using our images.

We encourage our customers to take advantage of the comprehensive image search capabilities of our website and digital delivery of selected images. We believe the ability to search for, select, license and download images over the Internet offers our customers advantages in terms of convenience, speed and cost efficiency, and enables us to achieve greater economies of scale. Direct communication with our customers, however, remains a significant component of our sales strategy. Our sales representatives assist customers in finding the images they need and keep them informed about our latest products and services.

Product Rights    Customers may license rights to use single images, film clips or CD-ROM products containing multiple images. Certain types of images may be licensed on an exclusive basis for an additional fee. Customers may also license rights to our editorial images on a subscription basis. Ownership of imagery does not pass to customers who license the imagery, except when occasionally customers purchase imagery outright.

Licensing Methods    We group our image collections into three primary portfolios corresponding to our three main licensing methods: 1) rights-managed, including still and moving contemporary and archival imagery; 2) royalty-free, including still and moving imagery; and 3) subscriptions, encompassing selected editorial imagery only (customers may also license editorial images on a single image basis).

For rights-managed licensing, the license fee is based on how the image will be used, including geographical distribution, license duration, media, exclusivity and circulation. For example, an image to be used as an eighth of a page photo in a brochure to be distributed in one city for three months will cost less to license than an image to be used in a global advertising campaign for a year that includes print advertising, billboards and point-of-purchase displays. For an additional fee, customers may also license exclusive rights to an image in a particular geography or industry for a prescribed period of time. We also offer Flexible License Packs, which provide customers a quick and cost effective way to license an image for multiple preset media without having to enter into separate license agreements.

4	GETTY IMAGES, INC.	2004	FORM 10-K	PART I	ITEM 1

For royalty-free licensing, the license fee is based on the size of the digital file, from standard resolution (generally one megabyte) to high resolution (generally 48 megabytes). Once the customer has licensed an image, that customer may use that image multiple times for multiple projects without paying additional fees. Royalty-free images may be licensed on a single image basis or as part of a collection of images on a CD-ROM or virtual CD-ROM, an offering that allows customers online access to groups of royalty-free images for one fee.

Subscription licensing is available only for selected editorial images. Under this licensing method, customers pay a periodic fee and then may download as many of the selected editorial images as they need during the subscription period.

Operations and Technology

We employ a centralized and integrated technology platform as the foundation for our gettyimages.com website as well as our back-office systems. This platform enables customers to search, select, license and download our digital content (including photographs, film clips and illustrations) from one location, gettyimages.com. It also supports centralized sales order processing, customer database management, finance and accounting systems. These systems span multiple operational activities, including customer interaction, transaction processing, order fulfillment and invoicing.

In 2004, we improved our website offerings in several ways. We launched a Japanese language area of our creative website, our sixth local language area, with regionally relevant imagery and local currency e-commerce functionality. Our five other local language areas are U.S. English, U.K. English, French, German and Spanish. We also upgraded the user interface for our website in 2004, adding e-commerce functionality for non-subscription editorial customers, improved navigation between the creative and editorial sections of the site and added a one-step download and purchase process for frequent customers. In 2004, we created the Royalty-Free Zone on gettyimages.com through which we license and market royalty-free imagery to those customers looking for a streamlined, value-priced licensing process. We also added a number of new creative and editorial imagery collections to the site.

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

Competition

The market for visual content and related services is highly competitive. We believe that the principal competitive factors are: name recognition; company reputation; the quality, relevance, timeliness and diversity of the images in a company’s collections; the quality of contributing photographers, filmmakers and other imagery partners under contract with a company; effective use of current and emerging technology; customer service; pricing policies and practices; and accessibility of imagery and speed and ease of search and fulfillment. Some of our current and potential competitors include: other general visual content providers such as Corbis Corporation, Jupitermedia Corporation, Amana Inc., Alamy Limited, Index Stock Imagery, Inc., Photographers Library UK Limited and Masterfile Corporation; specialized visual content companies that are well established in their local, content or product-specific market segments such as Reuters Group PLC, the Associated Press, Action Images PLC, MediaVast, Inc. and ZUMA Press, Inc.; stock film footage companies such as Corbis Corporation; and commissioned photographers. There are also hundreds of small stock photography and film footage agencies and image content aggregators throughout the world.

5	GETTY IMAGES, INC.	2004	FORM 10-K	PART I	ITEM 1

Intellectual Property

Most of the images in our collections are obtained from independent photographers and filmmakers on an exclusive basis. Professional photographers and filmmakers prefer to retain ownership of their work. As a result, copyright to an image remains with the contributing photographer or cinematographer in most cases, while we obtain the exclusive right to market the image on their behalf for a period of time. A substantial portion of the images in our editorial (news, sports, entertainment and archival) collections and certain images in our other collections are owned by us or are in the public domain.

We also own numerous trademarks that are important to our business. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks generally can be renewed indefinitely as long as the trademarks are in use. Please see “Factors That May Affect the Business — We May Lose the Right to Use ‘Getty Images’ Trademarks in the Event We Experience a Change of Control” below for more information about certain of our trademarks.

Factors That May Affect the Business

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST COMPETITORS

The market for visual content and related services is highly competitive. We believe that the principal competitive factors are: name recognition; company reputation; the quality, relevance, timeliness and diversity of the images in a company’s collections; the quality of contributing photographers, filmmakers and other imagery partners under contract with a company; effective use of current and emerging technology; customer service; pricing policies and practices; and accessibility of imagery and speed and ease of search and fulfillment. Some of our existing and potential competitors may have or may develop products, services or technology superior to ours, or other competitive advantages. If we are not able to compete effectively, or if a significant image partner were to terminate or fail to renew an agreement with us, we could lose market share, which could have an adverse impact on our revenues and operating results. See the listing of some of our current and potential competitors under “Competition” above.

OUR FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

Our revenues and operating results are expected to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to, the following:

•	demand for our existing and new imagery and related services, and those of our competitors;
•	changes in our pricing policies and practices;
•	changes in the sales mix of our products and services, including the mix of licensed uses, company-owned versus contributor-supplied imagery, and the geographic distribution of such licenses, each of which affect the price of a license and/or the royalty we pay on the license;
•	our ability to attract and retain customers;
•	costs related to potential acquisitions and the development and/or use of technology, services or products;
•	fluctuations in foreign currency exchange rates, changes in global capital markets and economic conditions, and changes to applicable tax laws and regulations; and
•	changes in estimates and assumptions made by management in preparing our financial statements, including those discussed in the “Critical Accounting Policies and Estimates and Assumptions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in Part II of this Annual Report on Form 10-K.

Because of these risks and others, it is possible that our future results may differ from our expectations and the expectations of analysts and investors, causing our stock price to fluctuate.

WE MAY NOT BE ABLE TO OBTAIN EXTERNAL FINANCING OR SERVICE OUR INDEBTEDNESS

While management currently anticipates that our current cash and cash equivalents and short-term investment balances and future operating cash flows will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months, we could be required to obtain external financing should our financial results not meet management’s expectations or should we need additional funds to acquire selected businesses or otherwise achieve our objectives. In addition, our convertible subordinated debentures require cash repayment of the $265.0 million of principal borrowed potentially at any time upon certain conditions and no later than upon maturity in 2023. See discussion of the terms of these debentures in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in Part II of this Annual

6	GETTY IMAGES, INC.	2004	FORM 10-K	PART I	ITEM 1

Report on Form 10-K. Should we need to obtain external financing, through debt or equity, our ability to do so could be affected by changes in U.S. and global capital markets and economies, significant fluctuations in interest rates, the price of our equity securities, fluctuations in the results of our operations, and other financial and business conditions, many of which are beyond our control. In February of 2005, we cancelled our senior credit facility that would have expired in July of 2005 and elected not to replace this facility.

WE MAY EXPERIENCE SYSTEM AND SERVICE DISRUPTIONS AND DIFFICULTIES

The digitization and Internet distribution of our visual content is a key component of our business, which involves operations in multiple countries using multiple localized versions of our website all of which use a common technology platform. As a result, we are particularly dependent upon the efficient functioning of our website (and the technology behind it) to allow our customers to access and conduct transactions through our website. We will continue to update and upgrade our website and its underlying technology. We cannot guarantee that these upgrades will work as desired or will not result in system or service disruptions or difficulties.

In the past, we have experienced infrequent and brief system interruptions that made portions of our website unavailable or prevented us from efficiently taking, processing or fulfilling orders. We also have experienced infrequent difficulties with system updates and upgrades (including those to our website). We cannot guarantee that we can prevent future interruptions or difficulties. Additionally, we depend on certain third party software and system providers for the processing and distribution of our imagery and related services. System disruptions and difficulties, whether as a result of our internally developed systems or those of the third-party providers, may inconvenience our customers and/or result in negative publicity, and may negatively affect our provision of services and the volume of images we license and deliver over the Internet.

We have focused significant resources and attention on the installation and development of systems for technology, business processes, sales and marketing systems, finance and royalty systems, customer interfaces, and other corporate administrative functions, which we depend on to manage and control our operations. We will need to continue to improve these systems and their efficiencies as well as our network infrastructure to accommodate increased traffic on our website, sales volume, and the processing of the resulting information. If we do not do so, or if we experience disruptions or difficulties as a result of any such improvements, we may face system interruptions, poor response times, diminished customer service, impaired quality and speed of order fulfillment, and potential problems with our internal controls over financial reporting.

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

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer, collectively the Getty Group, owned approximately 17% of the outstanding shares of our common stock at December 31, 2004. Getty Investments alone owned approximately 16% of the outstanding shares of our common stock at December 31, 2004. Mr. Getty serves as the Chairman of the Board of Directors of Getty Investments, and Mr. Klein serves on the Board of Directors of Getty Investments.

As a result of their share ownership, the Getty Group has significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of business combinations. The substantial percentage of our common stock held by the Getty Group could also make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock. In addition to ownership of our common stock, Mr. Getty’s role as the Chairman of our Board of Directors, and Mr. Klein’s role as Chief Executive Officer and as a member of our Board of Directors, increase the Getty Group’s influence over us.

7	GETTY IMAGES, INC.	2004	FORM 10-K	PART I	ITEM 1

WE MAY LOSE THE RIGHT TO USE “GETTY IMAGES” TRADEMARKS IN THE EVENT WE EXPERIENCE A CHANGE OF CONTROL

We own trademarks and trademark applications for the name “Getty Images.” We use “Getty Images” as a corporate identity, as do certain of our subsidiaries, and we use “Getty Images” as a product and service brand. We refer to these trademarks and trademark applications as the Getty Images Trademarks. In the event that a third party or parties not affiliated with the Getty family acquires control of Getty Images, Getty Investments L.L.C. has the right to call for an assignment to it, for a nominal sum, all rights to the Getty Images Trademarks. In the event of an assignment, we will have 12 months to continue to use the Getty Images Trademarks, after which time we no longer would have the right to use them. Getty Investments’ right to cause such an assignment might have a negative impact on the amount of consideration that a potential acquirer would be willing to pay to acquire our common stock.

AN INCREASE IN GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

We are subject to a number of laws and regulations directly applicable to e-commerce. State, federal and foreign governments have adopted, and may continue to adopt, legislation regulating the Internet and e-commerce. Such regulation could both increase our cost of doing business and impede the growth of our business or of the Internet, while decreasing the Internet’s acceptance or effectiveness as a communications and commerce medium.

Existing or future laws and other regulations that may impact our business include, but are not limited to, those that govern or restrict:

•	privacy issues and data collection, processing, retention and transmission;
•	pricing and taxation of goods and services offered over the Internet;
•	website content, or the manner in which products and services may be offered and/or marketed over the Internet; and
•	sources of liability for companies involved in Internet services or e-commerce.

CERTAIN PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE CORPORATE LAW MAY DETER A THIRD PARTY FROM ACQUIRING US

Our Board of Directors has the authority to issue up to five million shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our stockholders. This authority, together with certain provisions of our restated certificate of incorporation, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. This could occur even if our stockholders consider such change in control to be in their best interests. In addition, the concentration of beneficial ownership of our common stock in the Getty Group, along with certain provisions of Delaware law, may have the effect of delaying, deterring or preventing a takeover of us.

Relationship with Our Employees

At December 31, 2004, we had 1,738 employees (excluding those on leave). Of these, 936 were located in the Americas, 682 in Europe and 120 in the rest of the world. We believe that we have satisfactory relations with our employees.

Compliance with Federal, State and Local Environmental Provisions

All of our facilities are subject to environmental laws and regulations. Compliance with these provisions has not had, and management does not expect such compliance to have, any material adverse effect on our capital expenditures, earnings or competitive position.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We operate the company as one business segment. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K.

The geographic information required herein is contained in Note 11 to our Consolidated Financial Statements “Business Segments and Geographic Areas” in Part IV, Item 15(A) of this Annual Report on Form 10-K and is incorporated by reference herein.

AVAILABLE INFORMATION

We file reports with, and furnish reports to, the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. We maintain an Internet site, http://www.gettyimages.com, where we make these reports and related amendments available free of charge as soon as reasonably practicable after we electronically deliver such material to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics, and charters for the Audit, Compensation, and Nominating and Corporate Governance Committees are available in the Corporate Governance section of gettyimages.com. The Guidelines, codes and charters are also available in print to any stockholder on request. Please write to Investor Relations Department, Getty Images, Inc., 601 North 34th Street, Seattle, Washington 98103. Our website and the information contained therein or connected thereto are not incorporated by reference into this Annual Report on Form 10-K.

8	GETTY IMAGES, INC.	2004	FORM 10-K	PART I	ITEM 2

ITEM 2. PROPERTIES

Our principal executive offices and worldwide headquarters are located in Seattle, Washington. We also have a significant presence in New York, New York and London, England. The data included herein is as of December 31, 2004.

In Seattle, we lease approximately 180,300 square feet of office space under two leases that expire in August of 2013. Approximately 6,500 square feet of the total leased space has been identified as excess, all of which is currently subleased.

In New York, we lease approximately 246,500 square feet of office space under three leases, which expire in March of 2015. Approximately 145,800 square feet of the total leased space has been identified as excess, all of which is currently subleased.

In London, we lease approximately 73,200 square feet of office space under six leases. Leases covering approximately 3,700 square feet, 23,200 square feet, 2,100 square feet, 9,800 square feet, 14,400 square feet and 20,000 square feet expire in June of 2010, October of 2010, January of 2014, March of 2014, October of 2015 and September of 2016, respectively. All of the space in London is currently used for our operations. However, by the end of the first quarter of 2005, we expect to vacate the 9,800 square foot property expiring in March of 2014, which we are attempting to sublease.

We also lease approximately 176,300 square feet of office space in key business centers in other cities around the world. Approximately 48,200 square feet of this space is identified as excess, of which approximately 19,500 square feet is currently subleased.

Our existing facilities are adequate and appropriate for our operations.

ITEM 3. LEGAL PROCEEDINGS

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as the failure to secure model or property releases for imagery we license. Claims may also include those brought by photographers and filmmakers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the anticipated costs of defending, adjudicating or settling claims for which we believe a loss is probable. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2004.

9	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “GYI.” The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices of our common stock as reported on the NYSE:

	High	Low

Year ended December 31, 2004
First quarter	$54.26	$47.15
Second quarter	60.09	51.65
Third quarter	60.48	50.28
Fourth quarter	70.30	52.39

Year ended December 31, 2003
First quarter	$32.29	$25.80
Second quarter	41.39	26.75
Third quarter	43.60	31.95
Fourth quarter	51.00	35.59

On March 1, 2005, the closing market price of our common stock as reported on the NYSE was $71.83 per share.

Holders

There were approximately 88 holders of record of our common stock on March 1, 2005.

Dividends

We have not paid or declared any dividends on our common stock since our inception. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, the success of our business activities, regulatory and capital requirements, our general financial condition and general business conditions. Our Board of Directors does not expect to declare cash dividends on our common stock in the foreseeable future.

Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2004.

10	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 6

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto included in Part IV, Item 15(A), and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7, of this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

YEARS ENDED DECEMBER 31,	2004	2003	2002	2001	2000

(In thousands, except per share amounts and ratios)

Consolidated Statement of Income Data
Revenue	$622,427	$523,196	$463,011	$450,985	$484,846
Income (loss) before income taxes	174,039	87,716	36,087	(98,662)	(164,151)
Net income (loss)	106,650	64,017	21,468	(95,312)	(169,334)
Net income (loss) per share
Basic	$1.81	$1.16	$0.40	$(1.84)	$(3.40)
Diluted	1.72	1.11	0.39	(1.84)	(3.40)
Shares used in computing per share amounts
Basic	59,006	55,412	53,084	51,723	49,708
Diluted	62,031	57,514	55,455	51,723	49,708

Other Operating Data
Ratio of earnings to fixed charges[1]	18.4	6.5	2.7	—	—
Deficiency of earnings to fixed charges[2]	$—	$—	$—	$98,662	$164,151

Consolidated Balance Sheet Data
Total assets	$1,451,584	$1,224,084	$1,025,055	$993,081	$1,100,636
Long-term debt, net of current maturities	265,000	265,011	244,739	256,215	274,427

[1]	Ratio of earnings to fixed charges means the ratio of income before fixed charges and income taxes to fixed charges, where fixed charges are the aggregate of interest expense, including amortization of debt issuance costs, and an allocation of rental charges to approximate equivalent interest.

[2]	Due to net losses incurred in 2001 and 2000, the ratio of earnings to fixed charges in those years was less than 1:1. We would have had to generate additional earnings in the amounts indicated in the table to have achieved a ratio of 1:1.

11	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part IV, Item 15(A), Part I, Item 1. “Business,” and Part II, Item 6. “Selected Consolidated Financial Data,” of this Annual Report on Form 10-K.

GENERAL

We are a leading provider of high quality, relevant imagery and related services to creative professionals at advertising agencies, graphic design firms, corporations, and film and broadcasting companies; editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate marketing departments and other business customers.

Revenue

We generate our revenue from licensing rights to use imagery and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving licensing rights to use single still (non-moving) images, film clips or CD-ROM products containing multiple images. We also generate revenue from subscription agreements for image licenses.

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

Royalty-free images can be used by customers for multiple projects over an unlimited time period. License fees for royalty-free CD-ROM products are generally the same for each licensee, while license fees for single royalty-free images differ depending on the size of the digital file, from standard resolution (generally one megabyte) to high resolution (generally 48 megabytes).

Editorial imagery consists of news, sports, entertainment and archival imagery, and is licensed on a single image or subscription basis.

FILM

We also maintain a portfolio of film, or moving imagery, clips that we license on a rights-managed or royalty-free basis. License fees for rights-managed and royalty-free film clips are based on the same factors as license fees for images within the respective still imagery portfolios.

Cost of Sales

Our cost of sales on images licensed to our customers consists primarily of commissions owed to contributors, comprised of photographers, filmmakers and other imagery partners. These contributors are under contract with us and typically receive commissions of 20% to 50% of the total license fee, depending on the portfolio (as discussed above) and where the imagery is licensed (licenses outside a contributor’s home territory result in lower commissions). We own a significant number of the images in our collections, and these images do not require commission payments.

In addition to being licensed directly by us, our imagery is also licensed through delegates worldwide. Licenses through delegates comprised approximately 6% of our revenue in 2004. Delegates typically earn and retain 35% to 40% of the license fee, and we recognize the remaining 60% to 65% as revenue. Commissions paid to contributors on delegate revenue are 30% of the total license fee.

Acquisitions of Businesses

During the third quarter of 2004, we acquired Imagenet Limited, a United Kingdom-based distributor of digital publicity and marketing materials to media companies, for a purchase price (including liabilities assumed) of £13.9 million (approximately $25.2 million). The portion of the purchase price allocated to goodwill was £10.6 million (approximately $19.2 million). During 2004, 2003 and 2002, we acquired several other small businesses, mainly editorial photography businesses to expand our editorial offerings in order to meet growing demand for this type of imagery.

12	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations since the respective dates of acquisition are included in our consolidated results. None of the acquisitions were material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

RESULTS OF OPERATIONS

In 2004, our overriding objective was to grow revenue, primarily through increased focus on a sales and marketing approach targeted to the specific product and pricing needs of various customer groups. We expanded our editorial business in 2004, photographing the Olympic Games in Athens and assembling an editorial photography team in China. We also launched a Japanese language area of our website with localized creative imagery and local currency payment processing. In addition, in 2004, we expanded our photo assignment offerings and other service offerings.

Below are selected financial highlights from our results of operations. All figures in the tables are shown in thousands, except percentages and price per image figures. Income from operations and operating margin should not be considered alternatives to net income as indicators of our operating performance, but should be considered supplemental indicators.

2004 Results of Operations Compared to 2003 Results of Operations

Following are key revenue and gross margin metrics for 2004 and 2003:

YEARS ENDED DECEMBER 31,	2004	2003

PORTFOLIO REVENUE AS A PERCENTAGE OF TOTAL REVENUE
Rights-managed still imagery	48%	52%
Royalty-free still imagery	33%	31%
Editorial imagery	12%	10%
Film	5%	6%
Other	2%	1%

GROSS MARGIN BY PORTFOLIO
Rights-managed still imagery	67%	66%
Royalty-free still imagery	76%	78%
Editorial imagery	82%	82%
Film	72%	72%

APPROXIMATE AVERAGE PRICE PER IMAGE BY PORTFOLIO [1,2]
Rights-managed still imagery [3]	$590	$560
Royalty-free still imagery [3]	200	150
Film [4]	630	615

[1]	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore is not included in this table.

[2]	All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images (including flexible license packs but excluding prepackaged CDs) licensed by us directly to our customers, not through delegates.

[3]	These figures relate to images licensed in the Americas, Europe, Middle East and Africa only.

[4]	These figures relate to rights-managed moving imagery licensed in North America, Europe, Middle East and Africa only.

13	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

REVENUE

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Revenue	$622,427	100.0	$523,196	100.0	$99,231	19.0

Revenue benefited $32.8 million year over year from the impact of changes in foreign currency exchange rates on the translation of revenue generated in foreign countries, mainly the United Kingdom (U.K.) and countries whose currency is the euro. Excluding these changes in exchange rates, revenue increased 12.7% year over year due mainly to pricing, including selective price increases, reduced levels of discounting for certain uses of rights-managed imagery and a shift in the mix of images licensed within our royalty-free portfolio towards higher priced imagery. Our editorial imagery portfolio also contributed significantly to year over year revenue growth, due mainly to increases in the volume of images licensed from this portfolio. We also saw growth in the volume of images licensed from our rights-managed imagery portfolio during the year, partially offset in the first half of the year by decreases in the volume of single royalty-free images licensed by customers who pay with a credit card. Revenue increased year over year in many countries, with the most significant dollar increases seen in the U.S. and the U.K. Japan also showed significant growth on a percentage basis, due primarily to the launch of the Japanese language area of our website.

GROSS PROFIT AND GROSS MARGIN

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Gross profit and gross margin	$449,743	72.3	$374,853	71.6	$74,890	20.0

Gross profit and gross margin increased year over year due to increased revenue and a shift in image license mix towards higher margin imagery, including royalty-free and editorial imagery and imagery licensed outside of the home territory of the contributor.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

SG&A	$225,128	36.1	$210,011	40.1	$15,117	7.2

SG&A increased $15.1 million year over year primarily due to a net $10.0 million negative impact of changes in foreign currency exchange rates on the translation of SG&A incurred in foreign countries and approximately $1.5 million in fees incurred on the exchange of our convertible subordinated debentures. See the discussion of the exchange of our convertible subordinated debentures under “Liquidity” within “Financial Condition” below.

INCOME FROM OPERATIONS AND OPERATING MARGIN

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Income from operations and operating margin	$168,267	27.0	$103,269	19.7	$64,998	62.9

Income from operations and operating margin increased in 2004 primarily due to higher revenue and gross margin, both of which are discussed above, as compared to operating expenses that did not increase proportionally.

14	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

INTEREST EXPENSE

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Interest expense	$(3,828)	(0.6)	$(9,765)	(1.9)	$5,937	60.8

Interest expense decreased from 2003 due principally to the issuance of 0.5% convertible subordinated debentures and repayment of our 5.0% convertible subordinated notes in June and July of 2003, respectively. Interest expense on the new 0.5% convertible subordinated debentures approximates $1.3 million per year, compared to interest expense on the extinguished 5.0% convertible subordinated notes that approximated $12.5 million per year. Interest expense also includes amortization of debt issuance costs and fees on the unused portion of our senior credit facility, which were relatively consistent year over year.

INVESTMENT INCOME

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Investment income	$9,133	1.5	$3,847	0.7	$5,286	137.4

Investment income increased in 2004 primarily due to higher cash and cash equivalent and short-term investment balances, combined with an increase in interest rates.

INCOME TAX EXPENSE

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of income before income taxes	2003	% of income before income taxes	$ change	% change

Income tax expense	$(67,389)	(38.7)	$(23,699)	(27.0)	$(43,690)	(184.4)

Income tax expense increased over the prior year due to higher income before income taxes and a $10.2 million deferred tax asset valuation allowance that was reversed through income tax expense in 2003. The effective tax rates were 38.7% and 27.0% in 2004 and 2003, respectively. The increase in the effective tax rate for 2004 compared to 2003 was due to the valuation allowance reversal in 2003. Excluding this reversal, the effective rate in 2003 would also have been 38.7%.

2003 Results of Operations Compared to 2002 Results of Operations

REVENUE

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of revenue	2002	% of revenue	$ change	% change

Revenue	$523,196	100.0	$463,011	100.0	$60,185	13.0

Revenue increased year over year due to:

•	a $29.7 million positive impact of changes in foreign currency exchange rates on the translation of revenue generated in foreign countries, mainly countries whose currency is the euro and the U.K.;
•	pricing, including selective price increases (most significantly within our royalty-free portfolio), reduced levels of discounting and a shift in the mix of licensed uses towards higher priced uses; and
•	the introduction of additional image collections from other imagery partners to the gettyimages.com website and increases in the volume of licenses of previously introduced imagery from other imagery partners.

15	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

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

DEBT EXTINGUISHMENT COSTS

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of revenue	2002	% of revenue	$ change	% change

Debt extinguishment costs	$(11,777)	(2.3)	$—	—	$(11,777)	(100.0)

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

16	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

INTEREST EXPENSE

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of revenue	2002	% of revenue	$ change	% change

Interest expense	$(9,765)	(1.9)	$(15,364)	(3.3)	$5,599	36.4

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

INVESTMENT INCOME

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of revenue	2002	% of revenue	$ change	% change

Investment income	$3,847	0.7	$1,581	0.3	$2,266	143.3

Investment income increased in 2003 due to higher cash and cash equivalent and short-term investment balances, offset in part by a decrease in interest rates.

INCOME TAX EXPENSE

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2003	% of income before income taxes	2002	% of income before income taxes	$ change	% change

Income tax expense	$(23,699)	(27.0)	$(14,619)	(40.5)	$(9,080)	(62.1)

Income tax expense increased over the prior year due to higher income before income taxes, offset in part by the reversal of $10.2 million of our deferred tax asset valuation allowance through a credit to income tax expense. The effective tax rates were 27.0% and 40.5% in 2003 and 2002, respectively. The decrease in the effective tax rate for 2003 was due mainly to the valuation allowance reversal through income tax expense and to a lesser extent was due to increased book income compared to permanent differences, principally non-deductible expenses, which did not increase proportionately.

Results of Operations Outlook

Many of the statements herein and for the remainder of the MD&A are “forward-looking” and are based on management’s current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of management’s views as of the date this document is filed with the Securities and Exchange Commission (SEC). These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and management’s current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those specifically set forth in this section and those under “Factors That May Affect the Business” in Part I, Item 1 of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish, to the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC unless read in conjunction with all of our documents filed with, and furnished to, the SEC thereafter.

As we enter our 10th year of business, we continue to focus on our customers, basing all of our strategic initiatives on the belief that an enhanced customer experience will enable us to grow revenue in 2005 and beyond. Our key initiatives for 2005 are to: grow the

17	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

volume of imagery licensed; accelerate international growth; continue to grow the editorial portion of our business; improve and customize the customer experience and search capabilities on gettyimages.com; and achieve a 30% operating margin. With further respect to 2005 operating results, management expects the company to report: double digit revenue growth at a rate slightly higher than in 2004 (excluding the impact of changes in foreign currency exchange rates); overall gross margin of approximately 72%, consistent with 2004; a moderate increase in selling, general and administrative expenses; and a significant decline in depreciation expense due to decreased capital expenditures in recent years. Management also expects an effective income tax rate for 2005 similar to that of 2004 and 2003 (excluding the valuation allowance reversal in 2003). These expectations do not include the impact of expensing stock-based employee compensation upon adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” or the effect of material acquisitions of businesses, if any. See discussion of the adoption of SFAS No. 123(R) under “Recent Accounting Pronouncements” below.

Our ability to meet our 2005 objectives is subject to many risks and uncertainties. These risks and uncertainties include, but are not limited to, our ability to: generate interest in our products and services through communication with customers; provide product offerings at price points that address users of lower priced imagery and that are relevant and desirable in international markets; successfully develop and market new service offerings that complement our existing products and services; achieve our forecasted mix of revenue between rights-managed and royalty-free imagery, between wholly-owned imagery and imagery provided by contributors, and between higher priced and lower priced uses of rights-managed imagery; and maintain our website advantage over those of our competitors, including developing and implementing improved search technology. Meeting our 2005 objectives is also subject to the general risks discussed in Part I, Item 1 of this Annual Report on Form 10-K under “Factors That May Affect the Business.”

FINANCIAL CONDITION

Liquidity

DECEMBER 31,	2004	2003

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$520,710	$307,583
Working capital (current assets less current liabilities)	$518,082	$292,426
Current ratio (current assets divided by current liabilities)	5.55	3.54

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities was $202.6 million, $158.1 million and $105.5 million for 2004, 2003 and 2002, respectively. The increase in operating cash flows from year to year resulted mainly from increased revenue collected (increased revenue and lower days sales outstanding), compared to operating expenses that declined from 2002 to 2003 and remained relatively flat in 2004. Management expects cash flows from operating activities to continue to increase in 2005, due mainly to an increase in revenue collected without proportional increases in cash operating expenses.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $72.6 million, $70.8 million and $3.1 million for 2004, 2003 and 2002, respectively. The increase in cash provided by financing activities from 2003 to 2004 resulted from higher proceeds from the issuance of stock through employee stock option exercises. The significant increase in cash provided by financing activities from 2002 to 2003 also resulted mainly from a significant increase in proceeds from the issuance of stock through employee stock option exercises, as well as from a net $20.0 million repayment of debt in 2002. Management expects cash flows provided by financing activities in 2005 to consist mainly of proceeds from the issuance of stock through employee stock option exercises. Stock option exercises typically increase or decrease relative to changes in our stock price. Approximately 3.2 million stock options were exercisable at December 31, 2004 with a weighted-average exercise price of $26.44.

We expect that our current cash and cash equivalent and short-term investment balances plus cash generated through future operating and financing activities will meet our liquidity needs for at least the next 12 months. Our ability to generate cash flows for 2005 in line with management’s expectations is subject to many risks and uncertainties, including but not limited to: all of the risks outlined above for meeting our 2005 objectives; increased days sales outstanding due to revenue growth in foreign countries with longer standard payment terms or due to delays in customer payments; significant unexpected cash operating expenses; significant changes in interest rates or income tax laws; a significant decline in the market price of our common stock; and the general risks discussed in Part I, Item 1 of this Annual Report on Form 10-K under “Factors That May Affect the Business.”

18	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

Senior Credit Facility    In February of 2005, we cancelled our senior credit facility that would have expired in July of 2005. It is anticipated that we will be able to satisfy our cash requirements through internally generated cash and therefore elected not to replace this facility.

Convertible Subordinated Debentures    On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures (original debentures) in a private placement. On December 16, 2004, we completed an exchange of all but $2.0 million of these original debentures for new 0.5% Series B convertible subordinated debentures (new debentures). We determined this exchange to be a non-taxable transaction. Management expects the remaining $2.0 million in original debentures to be exchanged for new debentures in the second quarter of 2005.

Key terms and conditions of the new debentures are:

•	The principal portion of the debentures is required to be settled in cash, while the increase in value of the debentures beyond the principal, if any, is payable in shares of our common stock. Prior to June 9, 2008, if the applicable stock price is less than or equal to the base conversion price of $61.08, no common shares would be issued upon conversion. If the applicable stock price is greater than the base conversion price, common shares would be issued upon conversion based on a conversion rate calculated in accordance with a pre-determined formula. On or after June 9, 2008, the conversion rate will be fixed for the remainder of the term of the debentures at the conversion rate effective on the date that is based on the eight trading days prior to June 9, 2008.
•	The debentures may be converted at the holder’s option only under any of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by Standard & Poor’s Ratings Services is below B- or by Moody’s Investors Service is below B3 (the ratings were B and B2, respectively, at December 31, 2004); 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.
•	The conversion rate for the new debentures will be adjusted for any cash dividends or distributions on shares of our common stock.
•	We may redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest at any time on or after June 13, 2008, except that between June 13, 2008 and June 12, 2009, we may not redeem the debentures unless the closing sale price of our common stock is greater than 125% of the base conversion price (initially 125% of $61.08, or $76.35) for at least 20 trading days in a 30 consecutive trading day period ending on the trading day prior to the date of mailing our notice of redemption.
•	Holders may require us to redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest on June 9, 2008, 2013 and 2018.
•	We are required to pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five-day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture (120% of the principal amount).

Approximately $1.5 million in costs to exchange the debentures were included within selling, general and administrative expenses in 2004. In addition, to induce holders to exchange, we paid cash consideration of $1.25 per each $1,000 principal amount of original debentures exchanged to the holders of the exchanged debentures, for a total of $0.3 million.

The conversion contingencies relating to the credit rating assigned to, and the trading price of, both the new and original debentures compared to the product of the closing price of our common stock and the conversion rate in effect at such time, as well as the contingent interest feature, represent embedded derivatives. A valuation of the fair value of these derivatives was performed upon issuance of the original debentures in June of 2003 and each quarter thereafter. The fair value of these derivatives was insignificant in all periods presented.

Capital Expenditures, Contractual Obligations and Rights, Guarantees and Other Potentially Significant Uses of Cash

CAPITAL EXPENDITURES

We spent $36.7 million, $35.3 million and $39.5 million on capital expenditures in 2004, 2003 and 2002, respectively. The decrease in 2003 resulted from the completion of significant improvements of newly leased facilities and the implementation of new back-office support systems in 2002. We had no material commitments for capital expenditures at December 31, 2004. However, we plan to spend approximately $35.0 to $40.0 million on capital expenditures in 2005, mainly related to the creation of imagery and software

19	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

development. The anticipated sources of funds for these capital expenditures are current cash and cash equivalent and short-term investment balances and cash flows provided by operating activities, but could include any of the sources discussed under “Liquidity” above.

CONTRACTUAL OBLIGATIONS AND RIGHTS

The following table illustrates payments and receipts associated with significant, enforceable and legally binding contractual obligations that are non-cancelable without significant penalty. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as we currently intend to fulfill each of these obligations.

YEARS ENDING DECEMBER 31,	2005	2006	2007	2008	2009	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures – principal payments [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Convertible subordinated debentures – interest payments [1]	1,299	1,325	1,325	1,325	1,325	17,887	24,486
Operating lease payments on facilities and equipment leases [2]	21,615	20,923	19,789	19,663	19,368	83,113	184,471
Minimum royalty guarantee payments to contributors of imagery [3]	7,222	5,137	2,292	1,350	—	—	16,001
Other purchase commitments	2,619	396	—	—	—	—	3,015

Total contractual obligations	$32,755	$27,781	$23,406	$22,338	$20,693	$366,000	$492,973

[1]	Figures assume that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018, and other circumstances could cause potential conversion of the debentures at any time. See discussion of these circumstances under “Convertible Subordinated Debentures” within “Liquidity” above.

[2]	Offsetting these operating lease payments will be receipts for subleased facilities in the amounts of (in thousands) $5,320, $5,289, $892 and $51, for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

[3]	Offsetting these minimum royalty guarantee payments to contributors of imagery will be minimum guaranteed receipts from contributors in the amounts of (in thousands) $2,250 and $1,125, for the years ending December 31, 2005 and 2006, respectively.

Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table. Payments under employment contracts are also excluded from this table because they do not constitute purchase commitments.

GUARANTEES

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from a photographer’s failure to secure model or property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other imagery partners to secure all necessary model or property releases prior to submitting any imagery to us, and by requiring them to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided. Other imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at December 31, 2004 and 2003.

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services; agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with directors

20	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at December 31, 2004 or 2003. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

Getty Images, Inc., the parent company, has guaranteed payments under lease agreements entered into by subsidiaries, which would require payment by the parent company if the subsidiaries were to default.

OTHER POTENTIALLY SIGNIFICANT USES OF CASH

Our Board of Directors has authorized us to repurchase our common stock on the open market from time to time, not to exceed $150.0 million. The number of shares purchased, if any, and the timing of the purchases will be based on our cash and cash equivalents and short-term investment balances, the market price of our common stock and alternative investment opportunities. We have not repurchased any shares under this plan.

In addition to possibly repurchasing our stock, management will also continue to consider selective acquisitions of businesses. During 2004, we paid $25.6 million in cash (in addition to liabilities assumed) for acquired businesses. Cash paid for business acquisitions could increase or decrease significantly from year to year due to the timing of identifying and completing acquisitions that contribute to the achievement of our objectives.

We have not paid or declared any dividends since inception, and our Board of Directors does not anticipate changing this practice in the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the revenues and expenses reported during the period. Following are accounting policies that management believes are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain. These critical accounting policies have been discussed with our Audit Committee.

Goodwill and Identifiable Intangible Assets

Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment annually on August 31 and between annual tests in certain circumstances. When assessing impairment, we must estimate the implied fair value of our goodwill. We estimate the implied fair value based on a discounted cash flow model that involves significant assumptions and estimates, including currently enacted tax laws, our future weighted average cost of capital, and our future financial performance. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. At August 31, 2004, the implied fair value of our goodwill significantly exceeded its carrying value, therefore goodwill was not impaired. The balance of goodwill at December 31, 2004 was $628.7 million.

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from us and sold, transferred, licensed, rented, or exchanged. Identifiable intangible assets are generally valued based on discounted future cash flows that management estimates will be generated by the assets and are amortized on a straight-line basis over their estimated useful lives (see “Estimated Useful Lives of Certain Long-Lived Assets” below for more information). Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of the asset is not recoverable and exceeds its fair value. The discounted cash flow models we use to determine the fair value of identifiable intangible assets involve significant assumptions and estimates, including cash flows expected to be generated by the assets, the estimated useful lives of the assets, and our future weighted average cost of capital. As circumstances change, it is possible that future impairment tests could

21	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

result in a loss on impairment of assets, which would be included in the determination of income from operations. No identifiable intangible assets were impaired during the periods presented. The majority of the $13.9 million net book value of our identifiable intangible assets at December 31, 2004 consisted of customer lists ($6.3 million) and trademarks, trade names and copyrights ($5.9 million).

Estimated Useful Lives of Certain Long-Lived Assets

The estimated useful lives of our most significant property and equipment and identifiable intangible assets are discussed below. Should we determine at some point in the future that the useful lives of these assets are shorter than estimated, it is possible that we would be required to accelerate the amortization, or write off the impaired portion, of the unamortized balance of these assets.

PROPERTY AND EQUIPMENT

The majority of the $112.5 million net book value of our property and equipment at December 31, 2004 consisted of image content ($52.6 million), hardware and software ($32.9 million) and leasehold improvements ($20.4 million).

The estimated useful lives of image content are determined based on the average life of imagery that is currently generating revenue. Periodically, we perform analyses of populations of imagery that are representative of all of our contemporary image collections. These analyses have shown that the average life of contemporary imagery approximates four years. The estimated useful life of archival imagery is approximately 40 years. Historical revenue may not be indicative of future revenue, and therefore, these estimated useful lives are inherently uncertain.

The three-year estimated useful life of hardware and software is determined based on prior experience with related technology and the expected future utility of the assets to us based on our operating plans. Hardware and software providers’ future support of today’s technology and the future of technology in general are inherently uncertain. These lives are reviewed whenever events or changes in circumstances indicate that revisions may be required, such as significant technological developments, the failure of a vendor to continue to support a particular version of software or changes in operating plans.

Leasehold improvements are amortized over the shorter of the remaining original term of the lease or the estimated useful life of the improvement, ranging from two to 20 years, with the majority of the net book value invested in assets with original estimated useful lives ranging from 11 to 13 years. The estimated useful lives of improvements are determined based on our prior experience with similar assets and the expected future utility of the assets to us based on our operating plans. Our future operating plans could change and we may choose to, or be required to, terminate our leases and thereby abandon our leasehold improvements prior to the termination of the associated lease or the end of the otherwise estimated useful life. These lives are reviewed whenever events or changes in circumstances indicate that revisions may be required, such as a planned move to or from, or remodeling of, a leased space.

IDENTIFIABLE INTANGIBLE ASSETS

As discussed above, the majority of the net book value of our identifiable intangible assets at December 31, 2004 consisted of customer lists and trademarks, trade names and copyrights. We are required to evaluate the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during 2004. Any future revisions would be applied prospectively.

The estimated useful lives of customer lists, ranging from five to seven years, are determined based on our prior experience with customers in general and revenue we expect to generate through these specific customers in the future. Customers are free to terminate their relationship with us at any time, our past experience with one group of customers may not be indicative of our future experience with another group, and past revenue may not be indicative of future revenue.

The estimated useful lives of trademarks, trade names and copyrights, ranging from two to 10 years, are generally based on contractual or other legal terms. The useful lives of these assets may terminate prior to their contractual lives due to changes in operating plans, brand strategy, acquisition or disposition of businesses, and legal action, among other circumstances.

Income Taxes

We analyze our tax positions and record estimates in our consolidated balance sheets for potential tax liabilities relating to current and prior tax periods. These estimates are based on interpretations of tax laws and are reviewed periodically. To the extent that actual liabilities differ from management’s estimates, it is possible that we would be required to increase or decrease these liabilities through an entry to income tax expense in our consolidated statement of income.

22	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified into net current and net non-current amounts, based on the balance sheet classification of the related asset or liability. Deferred U.S. income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. Management currently does not plan to take advantage of the special one-time tax deduction of 85% on repatriation of certain foreign earnings provision of the American Jobs Creation Act that was signed into law on October 22, 2004 because it would not benefit the company.

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

As of December 31, 2004, we had net deferred tax assets of $63.0 million, net of a valuation allowance of $6.1 million. Deferred tax assets generated by net operating loss carryforwards and the related carryforwards at December 31, 2004 expire as illustrated in the table below. The remaining $13.5 million in deferred tax assets relate to temporary differences between book and tax income and, to the extent that they are not absorbed by future taxable income, they will increase future net operating losses.

	Deferred Tax Assets	Net Operating Loss Carryforwards

(In thousands)

Between 2018 and 2021 (domestic)	$27,460	$71,885
Between 2005 and 2010 (foreign)	2,065	4,865
Indefinite (foreign)	19,965	66,254

Totals	$49,490	$143,004

It will be necessary to generate future taxable income from our primary U.S. operations of approximately $72 million in order to utilize enough of the domestic tax loss carryforwards to realize the associated net deferred tax asset. Although realization is not assured, we believe, based on our current estimates of near-term future taxable income for our U.S. operations, that it is more likely than not that the domestic net deferred tax assets will be realized within a reasonable period of time and well before to the expiration of the net operating loss carryforwards between 2018 and 2021. There may be significant limitations on our ability to realize the tax benefits attributable to these domestic tax loss carryforwards in the event of a change in ownership. With respect to the indefinite foreign tax loss carryforwards, we believe that the associated net deferred tax assets will be realized within a reasonable period of time.

In the event that actual results differ from management’s current expectations, the valuation allowance could materially change, directly impacting our consolidated financial statements. We will reevaluate the valuation allowance each year upon completion of updated estimates of taxable income for future periods. If the estimates indicate that we are unable to use all or a portion of the net deferred tax asset balance, a greater valuation allowance will be recorded and charged to income tax expense in the period of that determination, which could be in advance of the expiration of the net operating loss carryforwards.

Foreign Exchange

Foreign exchange gains and losses that arise from changes in the exchange rates underlying foreign-currency denominated assets and liabilities, other than long-term intercompany balances, are included in our consolidated statements of income for the periods in which the exchange rates change. Foreign exchange gains and losses that arise from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future, are reported in accumulated other comprehensive income in our consolidated balance sheets. The future cash needs of the parent company and each subsidiary are uncertain. Should we reclassify and settle a portion of these intercompany balances at some time in the future due to domestic cash needs or for other purposes, these intercompany balances would be redesignated as short-term, and all future revaluation gains and losses would be recorded in our consolidated statement of income. In addition, should we

23	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

dispose of one of the subsidiaries with which we have a long-term intercompany balance, the accumulated other comprehensive income or loss associated with that entity would be included in the calculation of the gain or loss on the disposal of the subsidiary. Foreign exchange gains of $13.2 million, $26.3 million and $21.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, arose from changes in the exchange rates underlying intercompany balances deemed to be long-term in nature and therefore were excluded from our consolidated statements of income and included in our consolidated balance sheets as a component of accumulated other comprehensive income. Accumulated net unrealized gains on revaluation of foreign currency denominated long-term intercompany balances were $35.5 million and $22.3 million and December 31, 2004 and 2003, respectively.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers and delegates. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate. Should future uncollectible amounts not reflect management’s current estimates, it is possible that we would be required to increase the allowance for doubtful accounts or write off specific uncollectible balances through bad debt expense included in selling, general and administrative expenses in our consolidated statement of income. Our allowances for doubtful accounts at December 31, 2004 and 2003 were $11.9 million and $11.2 million, respectively. The percentage of our investment in trade receivables, net of allowances for doubtful accounts and sales returns, more than 90 days old as of December 31, 2004 and 2003 was 8% and 10%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”

On October 13, 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached on EITF Issue No. 04-8. This EITF issue changed the way shares of common stock that are issuable upon conversion of certain instruments are treated in the calculation of diluted earnings per share. In addition to prospective application, this EITF issue required retroactive restatement of prior period earnings per share for all periods in which applicable securities outstanding at December 31, 2004 (the effective date of this guidance) were outstanding. To effect the required restatements, we added all shares potentially issuable at the end of each reporting period since the original debentures were issued June 9, 2003 to previously reported diluted weighted average shares outstanding and added back to net income, in all applicable prior periods, an insignificant amount of after-tax interest expense associated with the $2.0 million in original debentures that were outstanding at December 31, 2004. These restatements had no impact on our previously reported diluted earnings per share. For purposes of calculating diluted earnings per share for the full year 2004, we also included shares potentially issuable at the end of the reporting period to diluted weighted average shares outstanding and after-tax interest expense on the $2.0 million original debentures, which reduced diluted earnings per share for 2004 by $0.03.

For purposes of calculating diluted earnings per share for all future periods in which the new debentures remain outstanding, we will not include any additional shares in periods where the price of our common stock is at or below $61.08 per share at the end of the reporting period. In periods where the price of our common stock exceeds $61.08 per share at the end of the reporting period, we will include up to a theoretical maximum of approximately 6.9 million additional shares. The following table shows the approximate number of additional shares we would include in diluted weighted average shares outstanding at various stock prices, assuming $265.0 million of new debentures outstanding:

Ending price per share of common stock	$62	$70	$80	$90	$100	$120	$150	$250	$1,500	$2,900
Additional dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

The closing price of our common stock on March 1, 2005 was $71.83 per share.

SFAS No. 123(R), “Share-Based Payment”

On December 16, 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Effective July 1, 2005, this statement eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. Accordingly, we will expense the fair value of all share-based compensation beginning July 1, 2005 to selling, general and administrative expenses over the vesting period. Management is still assessing the full impact that adoption will have on our consolidated financial statements.

24	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7

EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination”

On October 13, 2004, the FASB ratified the consensus reached on EITF Issue No. 04-1, which will require us, if acquiring a business on or after January 1, 2005, to separately account for any preexisting contractual relationships with the acquired entity. Amounts paid in settlement of any executory contracts will be expensed, measured at the lesser of (a) the amount by which the contract is favorable or unfavorable to market (from our perspective) or (b) any stated settlement provisions in the contract. We will recognize as an identifiable intangible asset apart from goodwill the reacquisition of an acquired entity’s contractual right to use our intangible assets, measured at a value not to exceed any stated reacquisition amount included in the contract. If a business combination effectively settles a lawsuit or executory contract and that settlement results in a gain or loss for us, we will recognize a settlement gain or loss.

FASB Staff Position (FSP) 129-1, “Disclosure Requirements under FASB Statement No. 129, ‘Disclosure of Information about Capital Structure,’ Relating to Contingently Convertible Securities”

FSP 129-1 was issued April 9, 2004. The FASB staff confirmed through this FSP that the disclosure requirements of Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share. Our disclosures had previously conformed to Statement No. 129, and therefore, adoption of this pronouncement did not have an impact on our consolidated financial statements.

FSP 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”

FSP 109-1 and 109-2 were issued by the FASB in response to the American Jobs Creation Act (the Act) that was signed into law on October 22, 2004. The Act provides for a deduction for “qualified production activities income,” as defined in the Act, and a special one-time tax deduction of 85% on repatriation of certain foreign earnings. At this time, management does not anticipate that these provisions of the Act will have an impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, primarily related to changes in interest rates, credit ratings of issuers of our short-term investments and foreign currency exchange rates.

Interest Rate Risk

The table below provides information about our financial instruments for which the fair values are sensitive to changes in interest rates. For investments, the table presents cash flows and weighted average interest rates by stated maturity dates. For debt obligations, the table presents principal cash flows and weighted average interest rates by stated maturity dates. The respective fair values are determined through market quotes. All instruments are denominated and presented in U.S. dollars.

	STATED MATURITY DATE							FAIR VALUE AT DECEMBER 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004	2003

(In thousands, except interest rates)

Short-term investments
Fixed rate	$10,339	$48,103	$54,513	$12,395	$6,128	$4,992	$136,470	$136,470	$86,372
Weighted average interest rate	2.30%	3.19%	3.38%	2.87%	3.38%	5.99%	3.28%	—	—
Variable rate	$5,311	$2,000	$1,000	$—	$1,000	$95,941	$105,252	$105,252	$93,006
Weighted average interest rate	2.22%	2.36%	2.38%	—	2.46%	2.09%	2.11%	—	—
Step-up rate	$—	$—	$29,837	$44,444	$9,955	$—	$84,236	$84,236	$71,187
Weighted average interest rate	—	—	2.79%	2.28%	3.00%	—	2.55%	—	—
Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$265,000	$265,000	$409,425	$301,210
Weighted average interest rate	—	—	—	—	—	0.50%	0.50%	—	—

25	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7A

SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2004 consisted of $326.0 million in available-for-sale U.S. agency securities, auction rate securities, corporate bonds, variable rate demand notes, U.S. Treasury obligations and money market funds carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income. Available-for-sale investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

LONG-TERM DEBT

See discussion of our long-term debt above within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Liquidity, Convertible Subordinated Debentures.”

Credit Risk

In addition to interest rate risk, our short-term investments expose us to credit-related losses as they comprise debt instruments issued by third parties. We mitigate this risk by only buying investment grade debt securities. At December 31, 2004, 88% of our investments were in AAA rated debt instruments, and no investments were rated below A. Significant concentrations of investments at December 31, 2004 were Fannie Mae ($62.6 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($54.5 million fair value). The majority (98%) of these concentrated investments were AAA rated.

Foreign Currency Exchange Rate Risk

We conduct our business primarily in the U.S. and Europe, with transactions and cash flows denominated primarily in U.S. dollars, euros and British pounds. The functional currency of the parent company is U.S. dollars, while the functional currency of each subsidiary is their local currency.

FOREIGN CURRENCY TRANSACTIONS

The parent company and many of our subsidiaries enter into transactions that are denominated in currencies other than their functional currencies (foreign currencies). Some of these transactions result in foreign currency denominated assets and liabilities, for which the amount of cash to be received or paid in the future remains fixed in the foreign currency but changes from month to month in the entity’s functional currency as the exchange rate between the foreign currency and the functional currency fluctuates. The changes in the amount of functional currency to be received or paid are transaction gains and losses, which are, with the exception of those related to long-term intercompany balances (see below), reported in exchange gains, net in our consolidated statements of income in the periods in which the exchange rates fluctuate.

Transaction gains and losses arising from assets and liabilities denominated in the same foreign currencies may offset each other, in part, acting as a natural hedge. For example, if a U.S. dollar functional currency entity holds both a receivable and a payable denominated in euros, and the U.S. dollar weakens against the euro, the entity will experience a gain on its receivable and a loss on its payable. Where our foreign currency denominated assets and liabilities are not naturally hedged, we may enter into forward foreign currency exchange contracts to reduce the impact of transaction gains and losses. Our forward contracts generally: range from one to three months in original maturity; are held by our U.S. dollar and British pound functional currency companies; and require the sale of British pounds and euros and the purchase of functional currencies. These forward contracts are economic hedges of our exposures but have not been designated as hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for financial reporting purposes. Gains and losses resulting from the fluctuation in the exchange rates underlying these forward contracts are recorded in exchange gains, net in our consolidated statements of income in the periods in which the exchange rates fluctuate.

We recognized transaction gains, including gains and losses on forward contracts, of $0.5 million, $2.1 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

26	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7A

Foreign currency denominated assets and liabilities, other than long-term intercompany balances (discussed below), which are subject to transaction gains and losses each month, that were outstanding at December 31, 2004 and 2003, and were in excess of $3.0 million individually are summarized below by the functional currency of the subsidiary where the balances are recorded. Changes in balances since December 31, 2003 are principally due to intercompany management charges and royalties, cash settlements, foreign currency revaluation, and forward foreign exchange contract activity. All balances at December 31, 2004 are expected to settle in 2005 in the currencies listed.

SHORT-TERM FOREIGN CURRENCY BALANCES
DECEMBER 31,	2004	2003

(In thousands, except settlement rates)

British Pound Functional Currency
Receivables denominated in:
Euros	$6,092	$7,394
Forward foreign currency exchange contracts:
Receive British pounds/pay euros
Contract amount (€7,500 and €2,440 notional amounts at December 31, 2004 and 2003, respectively)	$(10,037)	$(3,456)
Weighted average contractual settlement rate	0.70	0.70

Euro Functional Currency
Receivables denominated in:
British pounds	$3,890	$3,796

U.S. Dollar Functional Currency
Receivables denominated in:
British pounds	$3,764	$8,513
Euros	4,215	4,178
Forward foreign currency exchange contracts:
Receive U.S. dollars/pay British pounds
Contract amount (£1,850 and £3,850 notional amounts at December 31, 2004 and 2003, respectively)	$(3,545)	$(6,869)
Weighted average contractual settlement rate	1.89	1.71
Receive U.S. dollars/pay euros
Contract amount (€12,925 and €7,565 notional amounts at December 31, 2004 and 2003, respectively)	(17,498)	(9,530)
Weighted average contractual settlement rate	1.32	1.19

27	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7A

Foreign currency denominated intercompany balances that are of a long-term investment nature are also subject to transaction gains and losses each month, as the amount of functional currency that would be received or paid on settlement fluctuates each month as the underlying exchange rates change. However, because settlement is not planned or anticipated in the foreseeable future, these transaction gains and losses are reported in accumulated other comprehensive income in our consolidated balance sheets in the same manner as translation adjustments (see discussion below). Foreign exchange gains of $13.2 million, $26.3 million and $21.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, arose from the revaluation of such balances. Foreign currency denominated long-term intercompany balances outstanding at December 31, 2004 and 2003 and in excess of $3.0 million individually are summarized below by the functional currency of the books where the balances are recorded. Changes in balances since December 31, 2003 generally represent foreign currency revaluation. With respect to the euro functional currency receivables denominated in U.S. dollars, the decline in 2004 was due to a new long-term intercompany payable related to the funding of business acquisitions in Germany, partially offsetting net receivables.

LONG-TERM INTERCOMPANY BALANCES
DECEMBER 31,	2004	2003

(In thousands)

Australian Dollar Functional Currency
Payables denominated in:
U.S. dollars	$(2,089)	$(2,089)

British Pound Functional Currency
Receivables denominated in:
Euros	$15,199	$14,140
Australian dollars	6,679	6,434
Payables denominated in:
U.S. dollars	$(164,844)	$(164,844)

Canadian Dollar Functional Currency
Payables denominated in:
U.S. dollars	$(11,348)	$(11,348)

Euro Functional Currency
Receivables denominated in:
British pounds	$3,645	$3,395
U.S. dollars	3,232	5,312

Japanese Yen Functional Currency
Payables denominated in:
U.S. dollars	$(3,323)	$(3,323)

U.S. Dollar Functional Currency
Receivables denominated in:
Euros	$38,226	$35,569
Payables denominated in:
Canadian dollars	(9,496)	(8,842)

FOREIGN CURRENCY TRANSLATION

Our reporting currency is U.S. dollars. At the end of each month, the balance sheets and statements of income of the parent company and each subsidiary are translated into U.S. dollars, where necessary, and then consolidated. Monthly revenues and expenses of non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the prior month’s average daily exchange rate, while

28	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 7A

their assets and liabilities are translated into U.S. dollars at the rate of exchange on the last day of the current month. Due to the use of these different exchange rates, translation adjustments arise, which are reported in accumulated other comprehensive income in our consolidated balance sheets.

We recognized translation adjustment losses of $2.7 million, $14.2 million and $11.0 million in 2004, 2003 and 2002, respectively. Accumulated translation adjustment losses at December 31, 2004 and 2003 were $12.4 million and $9.7 million, respectively. Accumulated translation adjustments will remain in our consolidated balance sheets until such time as we sell or otherwise dispose of a foreign subsidiary, if ever. The accumulated translation adjustment associated with a disposed subsidiary would be included in the calculation of the gain or loss on the disposal. Changes from 2003 to 2004 in the exchange rates used to translate the results of operations of subsidiaries with non-U.S. dollar functional currencies in 2004 resulted in increases in U.S. dollar reported revenue, selling, general and administrative expenses and depreciation of $32.8 million, $10.0 million and $1.6 million, respectively.

The following table illustrates the annual change in the foreign currency exchange rates between U.S. dollars and the currencies shown in the tables above:

CURRENCY	December 31, 2004	Annual Change	December 31, 2003	Annual Change	December 31, 2002	Annual Change

Australian dollar	1.2812	(4)%	1.3298	(25)%	1.7775	(9)%
British pound	0.5219	(7)%	0.5605	(10)%	0.6211	(10)%
Canadian dollar	1.2034	(7)%	1.2923	(18)%	1.5779	(1)%
Euro	0.7387	(7)%	0.7938	(17)%	0.9535	(16)%
Japanese yen	102.6800	(4)%	107.1300	(10)%	118.6000	(10)%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(A) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, these disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See Management’s Report on Internal Control Over Financial Reporting on page F-2 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the last fiscal quarter of 2004, there were no changes in the company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

29	GETTY IMAGES, INC.	2004	FORM 10-K	PART II	ITEM 9B

ITEM 9B. OTHER INFORMATION

Entry into Material Contracts

On November 15, 2004, the Board of Directors approved (upon the earlier recommendation of the Compensation Committee) grants of 10,000 stock options to each non-executive Director. The grants were made pursuant to the terms and conditions of our 1998 Stock Incentive Plan (the Plan) and the form of stock option agreement, which is filed with this report as Exhibit 10.35 and incorporated herein by reference. The stock options have an exercise price of $59.85 (the market price of our common stock on November 15, 2004), vested immediately and will expire on November 25, 2014 unless terminated earlier pursuant to the terms of the Plan and the form of option award. We do not intend to grant any other equity-related compensation to non-executive Directors until 2007.

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

A total of 13 million shares are authorized for issuance under the Plan. Shares under options and other stock-based awards that lapse due to cancellation or expiration are available for re-issuance. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date.

Below is a summary of stock-based awards outstanding and available for future issuance at December 31, 2004:

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Stock Options	Weighted Average Exercise Price	Number of Shares Available for Future Issuance

Equity compensation plans approved by security holders	4,326,074	$30.50	488,656
Equity compensation plans not approved by security holders	18,228	15.80	—

The 18,228 shares in the table above represent options remaining under grants made outside of the Plan in 2001 to three non-executive members of our Board of Directors. The terms of these options are substantially identical to those granted under the Plan.

30	GETTY IMAGES, INC.	2004	FORM 10-K	PART III	ITEM 12

Of the 4,326,074 securities to be issued upon exercise of options outstanding under the Plan, 11,963 shares under options were assumed in connection with business combinations. The weighted average exercise price of these assumed options is $18.35.

The formula used to calculate the 488,656 shares under stock-based awards available for future issuance is the total 13 million shares authorized for issuance under the Plan less stock-based awards granted under the Plan, not including those assumed in connection with business combinations, plus options and other stock-based awards that have lapsed.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) Documents Filed as Part of this Report

1.	Consolidated Financial Statements (See Index to Consolidated Financial Statements on page F-1 of this Report);

2.	Index to Financial Statement Schedule:

Page

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
Schedule II	S-2

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in our Consolidated Financial Statements or notes thereto.

31	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(B)

(B) Exhibits

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of Getty Images, Inc. (9)

3.2		Bylaws of Getty Images, Inc., as amended (14)

4.1		Specimen Common Stock certificate (10)

4.2		Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures due 2023, dated June 9, 2003 (10)

4.3		First Supplemental Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures due 2023, dated July 30, 2003 (10)

4.4		Form of Debenture (10)

10.1	*	Employment Agreement between Getty Communications plc and Mark Getty dated February 9, 1998 (2)

10.2	*	Notice Pursuant to Employment Agreement with Mark Getty dated March 3, 2004 (12)

10.3	*	Employment Agreement between Getty Images, Inc. and Jonathan D. Klein, effective October 1, 2001 (5)

10.4	*	Employment Agreement between Getty Images, Inc. and Jonathan D. Klein, effective February 1, 2004 (11)

10.5	*	Employment Agreement between Getty Images, Inc. and Elizabeth J. Huebner, dated August 1, 2002 (7)

10.6		Credit Agreement, dated July 19, 2002, among Getty Images, Inc. and Bank of America, N.A. (7)

10.7		Restated Option Agreement among Getty Images, Inc., Getty Communications plc and Getty Investments L.L.C. dated February 9, 1998 (15)

10.8		Stockholders’ Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc. dated February 9, 1998 (15)

10.9		Registration Rights Agreement among Getty Images, Inc. and Getty Investments L.L.C. (15)

10.10		Restated Shareholders’ Agreement among Getty Images, Inc., Getty Investments L.L.C. and the Investors named therein dated February 9, 1998 (15)

10.11		Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Crediton Limited and October 1993 Trust and Form of Amendment among Getty Images, Inc., Getty Communications plc, Crediton Limited and October 1993 Trust (15)

10.12		Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Hambro European Ventures Limited, Hambro Group Investments Limited, RIT Capital Partners plc and Anthony Stone and Form of Amendment among Getty Images, Inc., Getty Communications plc and The Schwartzberg Family L.P. (15)

10.13		Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated January 1998 (15)

10.14		Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated November 22, 1999 (3)

10.15		Form of Indemnity among Getty Images, Inc., Getty Communications plc and each of Mark Getty, Mark Torrance, Jonathan Klein, Lawrence Gould, Andrew Garb, Manny Fernandez, Christopher Sporborg, Anthony Stone and James Bailey (15)

10.16		Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited (1)

10.17		Lease dated October 22, 2004 between Bantry Investments Limited and Getty Images UK Limited (16)

10.18		Lease dated November 30, 1999 between the Quadrant Corporation and Getty Images, Inc. (3)

10.19		Lease dated April 1, 2000 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (6)

10.20		Sublease dated November 5, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (5)

10.21		Amendment to Sublease dated November 20, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (5)

32	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(B)

Exhibit Number		Description of Exhibit

10.22		First Amendment of Lease dated October 31, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (5)

10.23		Second Amendment of Lease dated November 20, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (5)

10.24		Getty Images, Inc. 1998 Stock Incentive Plan (7)

10.25	*	Employment Agreement between Getty Images, Inc. and Jeffrey L. Beyle, dated August 1, 2002 (9)

10.26		Registration Rights Agreement dated June 9, 2003 among Getty Images, Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (10)

10.27		First Amendment to the Credit Agreement entered into as of June 27, 2003 among Getty Images, Inc. and Bank of America N.A (10)

10.28		Second Amendment to the Credit Agreement entered into as of May 12, 2004 among Getty Images, Inc. and Bank of America N.A. (13)

10.29		Third Amendment to the Stockholders’ Agreement dated February 9, 1998 among Getty Images, Inc. and certain stockholders of Getty Images, Inc. effective May 1, 2003 (10)

10.30	*	Employment Agreement between Getty Images, Inc. and Bo Olofsson, dated April 29, 2003 (16)

10.31	*	Employment Agreement between Tony Stone Images and Lewis Blackwell, dated December 3, 1998 (16)

10.32	*	Employment Agreement between Getty Images, Inc. and Nick Evans-Lombe, February 6, 2002 (16)

10.33	*	Addendum to Employment Agreement between Getty Images, Inc. and Nick Evans-Lombe, dated February 6, 2002 (16)

10.34	*	Form of Employee Stock Option Agreement (16)

10.35	*	Form of Non-Executive Director Stock Option Agreement (16)

10.36	*	Form of Restricted Stock Unit Agreement (16)

12.1		Statement regarding computation of ratio of earnings to fixed charges (16)

21.1		Subsidiaries of the Registrant (16)

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (16)

31.1		Section 302 Certification by Jonathan D. Klein, CEO (16)

31.2		Section 302 Certification by Elizabeth J. Huebner, CFO (16)

32.1		Section 906 Certification by Jonathan D. Klein, CEO (16)

32.2		Section 906 Certification by Elizabeth J. Huebner, CFO (16)

*	Indicates management contracts or compensatory plans or arrangements.
(1)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(2)	Incorporated by reference from the Exhibits to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 filed April 28, 1998.
(3)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(4)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.
(5)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(6)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2000.
(7)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(8)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(9)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

33	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(B)

(10)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(11)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(12)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(13)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(14)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed September 14, 2004.
(15)	Incorporated by reference from the Exhibits to the Registrant’s Registration Statement on Amendment No. 3 to Form S-4 on Form S-4/A filed December 23, 1997.
(16)	Filed herewith.

34	GETTY IMAGES, INC.	2003	FORM 10-K	SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

March 11, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 11, 2005, by the following persons on behalf of the Registrant and in the capacities indicated below:

SIGNATURE	TITLE (CAPACITY)

/s/ MARK H. GETTY Mark H. Getty	Chairman and Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Chief Executive Officer and Director (Principal Executive Officer)

/s/ ELIZABETH J. HUEBNER Elizabeth J. Huebner	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES N. BAILEY James N. Bailey	Director

/s/ ANDREW S. GARB Andrew S. Garb	Director

/s/ DAVID LANDAU David Landau	Director

/s/ CHRISTOPHER H. SPORBORG Christopher H. Sporborg	Director

/s/ MICHAEL A. STEIN Michael A. Stein	Director

F-1	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

F-2	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Getty Images, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2004, Getty Images, Inc.’s internal control over financial reporting is effective.

Getty Images, Inc.’s independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 as stated in their report which appears on page F-3 of this Annual Report on Form 10-K.

Seattle, Washington

March 10, 2005

F-3	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Getty Images, Inc.

We have completed an integrated audit of Getty Images, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Getty Images, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Seattle, Washington

March 10, 2005

F-4	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2004	2003	2002

(In thousands, except per share amounts)

Revenue	$622,427	$523,196	$463,011
Cost of sales	172,684	148,343	128,080

Gross profit	449,743	374,853	334,931

Selling, general and administrative expenses	225,128	210,011	208,450
Depreciation	52,976	57,348	61,014
Amortization	4,559	4,052	14,999
Other operating (income) expenses	(1,187)	173	1,043

Operating expenses	281,476	271,584	285,506

Income from operations	168,267	103,269	49,425
Interest expense	(3,828)	(9,765)	(15,364)
Investment income	9,133	3,847	1,581
Exchange gains, net	467	2,142	445
Debt extinguishment costs	—	(11,777)	—

Income before income taxes	174,039	87,716	36,087
Income tax expense	(67,389)	(23,699)	(14,619)

Net income	$106,650	$64,017	$21,468

Earnings per share
Basic	$1.81	$1.16	$0.40
Diluted	1.72	1.11	0.39

Shares used in computing earnings per share
Basic	59,006	55,412	53,084
Diluted	62,031	57,514	55,455

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-5	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2004	2003

(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$194,752	$57,018
Short-term investments	325,958	250,565
Accounts receivable, net	89,272	75,781
Prepaid expenses	10,651	9,693
Deferred income taxes, net	8,335	13,206
Other current assets	2,894	1,246

Total current assets	631,862	407,509
Property and equipment, net	112,501	123,268
Goodwill	628,717	603,024
Identifiable intangible assets, net	13,874	16,615
Deferred income taxes, net	54,652	62,567
Other long-term assets	9,978	11,101

Total assets	$1,451,584	$1,224,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,362	$64,454
Accrued expenses	42,810	42,459
Income taxes payable	3,608	8,170

Total current liabilities	113,780	115,083
Long-term debt	265,000	265,011
Other long-term liabilities	9,692	8,184

Total liabilities	388,472	388,278

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, no par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 per share par value, 100,000 shares authorized: 60,735 issued at December 31, 2004 and 57,325 issued at December 31, 2003	607	573
Additional paid-in capital	1,210,203	1,098,249
Unearned compensation	—	(448)
Accumulated deficit	(168,603)	(275,253)
Accumulated other comprehensive income (Note 9)	20,905	12,685

Total stockholders’ equity	1,063,112	835,806

Total liabilities and stockholders’ equity	$1,451,584	$1,224,084

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-6	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares of Common Stock, $0.01 Par Value	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands)

Balance at December 31, 2001	52,009	$520	$969,134	$—	$(360,738)	$(9,416)	$599,500
Net income	—	—	—	—	21,468	—	21,468

Other comprehensive income	—	—	—	—	—	9,991	9,991
Issuance of shares for acquisition of assets	6	—	115	—	—	—	115
Issuance of shares on conversion of debt	444	4	12,921	—	—	—	12,925
Stock options exercised	1,433	14	23,900	—	—	—	23,914
Accelerated stock options	—	—	39	—	—	—	39
Restricted stock grants	30	1	906	(906)	—	—	1

Balance at December 31, 2002	53,922	539	1,007,015	(906)	(339,270)	575	667,953
Net income	—	—	—	—	64,017	—	64,017

Other comprehensive income	—	—	—	—	—	12,110	12,110
Amortization of unearned compensation	—	—	—	458	—	—	458
Stock options exercised	3,406	34	70,832	—	—	—	70,866
Tax benefit from employee stock option exercises and valuation allowance reversal	—	—	20,402	—	—	—	20,402
Restricted stock grants	3	—	—	—	—	—	—

Balance at December 31, 2003	57,331	573	1,098,249	(448)	(275,253)	12,685	835,806
Net income	—	—	—	—	106,650	—	106,650

Other comprehensive income	—	—	—	—	—	8,220	8,220
Amortization of unearned compensation	—	—	—	448	—	—	448
Stock options exercised	3,404	34	73,964	—	—	—	73,998
Tax benefit from employee stock option exercises	—	—	37,935	—	—	—	37,935
Restricted stock vesting	—	—	55	—	—	—	55

Balance at December 31, 2004	60,735	$607	$1,210,203	$—	$(168,603)	$20,905	$1,063,112

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-7	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2004	2003	2002

(In thousands)

Cash flows from operating activities
Net income	$106,650	$64,017	$21,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	52,976	57,348	61,014
Deferred income taxes	51,197	20,569	10,611
Amortization	4,559	4,052	14,999
Bad debt expense	3,239	4,058	6,369
Reduction of income taxes paid due to the tax benefit from employee stock option exercises	3,233	—	—
Amortization of debt issuance costs	1,915	1,837	1,927
Debt extinguishment costs	—	11,777	—
Reversal of deferred tax asset valuation allowance relating to net operating losses	—	(10,249)	—
Other changes in long-term assets and liabilities	3,607	1,359	(107)
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(16,006)	(914)	(4,892)
Accounts payable	(530)	2,585	3,553
Accrued expenses	(2,510)	(6,979)	(6,547)
Income taxes payable	(4,039)	3,314	(5,834)
Changes in other current assets and liabilities	(1,709)	5,280	2,937

Net cash provided by operating activities	202,582	158,054	105,498

Cash flows from investing activities
Acquisition of available-for-sale investments	(341,671)	(274,226)	(37,750)
Proceeds from the sale of available-for-sale investments	263,398	66,198	15,000
Acquisition of property and equipment	(36,723)	(35,347)	(39,514)
Acquisition of businesses, net of cash acquired	(25,611)	(5,496)	—
Acquisition of held-to-maturity investments	—	—	(47,865)
Proceeds from the maturity of held-to-maturity investments	—	20,388	7,192
Other investing activities	46	309	(346)

Net cash used in investing activities	(140,561)	(228,174)	(103,283)

Cash flows from financing activities
Proceeds from the issuance of common stock	73,998	70,866	23,914
Debt issuance and exchange costs paid	(1,429)	(7,965)	(714)
Repayment of debt	—	(250,000)	(35,103)
Proceeds from the issuance of long-term debt	—	265,000	15,000
Payment of debt premium	—	(7,142)	—

Net cash provided by financing activities	72,569	70,759	3,097

Effects of exchange rate changes	3,144	3,024	1,870

Net increase in cash and cash equivalents	137,734	3,663	7,182
Cash and cash equivalents
beginning of year	57,018	53,355	46,173

end of year	$194,752	$57,018	$53,355

Supplemental disclosures
Interest paid	$1,912	$11,402	$13,795
Income taxes paid, including foreign taxes withheld	22,189	9,021	9,967
Non-cash investing and financing activities
Subordinated notes converted to common stock	$—	$—	$12,925
0.5% convertible subordinated debentures exchanged	(263,000)	—	—
0.5% convertible subordinated debentures, Series B, issued	263,000	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-8	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Getty Images, Inc. and subsidiaries (“Getty Images,” “the company,” “we”), headquartered in Seattle, Washington, is a leading provider of imagery and related services to customers worldwide. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry’s leading image collections onto one website, gettyimages.com.

We provide high quality, relevant imagery to creative professionals at advertising agencies, graphic design firms, corporations and film and broadcasting companies; editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate marketing departments and other business customers. We offer our products through our website and a global network of company-operated offices and delegates.

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

Revision of the Classification of Certain Securities

In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate securities and variable rate demand notes as short-term investments, as opposed to their previous classification as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in our consolidated balance sheets for all periods presented. We have also made corresponding adjustments to our consolidated statements of cash flows for all years presented to reflect the gross purchases and sales of these available-for-sale securities as investing activities rather than as a component of cash and cash equivalents; net cash used in investing activities for the years ended December 31, 2004, 2003 and 2002 was increased by $12.6 million, $60.3 million and $22.8 million, respectively, for activity relating to these investments. This classification revision does not affect previously reported cash flows provided by operating activities or financing activities in our previously reported consolidated statements of cash flows, nor does it affect our previously reported consolidated statements of income for any period. See detail of the balances of these investments at the balance sheet dates under “Short-Term Investments” below.

Principles of Consolidation

Our consolidated financial statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Intercompany balances and transactions have been eliminated.

Foreign Exchange Gains and Losses and Derivatives

Foreign exchange transaction gains and losses are reported in exchange gains, net in our consolidated statements of income in the period in which the exchange rates change. We utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. Our forward contracts are generally denominated in euros and British pounds and typically range from one to three months in original maturity. These contracts are economic hedges of our exposures but have not been designated as hedges, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for financial reporting purposes. These contracts are carried at fair value, as determined by quoted market exchange rates, with gains and losses recognized in exchange gains, net in our consolidated statements of income in the period in which the exchange rates change. At December 31, 2004, we held forward contracts to sell $17.5 million worth of euros and $3.5 million worth of British

F-9	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

pounds in U.S. dollar functional currency sets of books and forward contracts to sell $10.0 million worth of euros in British pound functional currency sets of books. At December 31, 2003, we held forward contracts to sell $9.5 million worth of euros and $6.9 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $3.5 million worth of euros in British pound functional currency sets of books. The fair values of these contracts were insignificant in all periods presented.

We do not hold or issue derivative financial instruments for trading purposes. In general, our derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for economic hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose us to credit-related losses in the event of non-performance. However, we have entered into these instruments with creditworthy financial institutions and consider the risk of non-performance to be unlikely. Derivatives outstanding at December 31, 2004 were entered into primarily with Bank of America N.A.

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, convertible subordinated debentures and restricted stock awards.

YEARS ENDED DECEMBER 31,	2004	2003	2002

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders (numerator)	$106,650	$64,017	$21,468
Weighted average common shares outstanding (denominator)	59,006	55,412	53,084
Basic earnings per share	$1.81	$1.16	$0.40

Diluted Earnings per Share
Income available to common stockholders (numerator)	$106,656 [1]	$64,022 [1]	$21,468

Weighted average common shares outstanding	59,006	55,412	53,084
Effect of dilutive securities
Stock options	2,028	2,074	2,370
0.5% convertible subordinated debentures	987	18	—
Restricted stock	10	10	1

Total weighted average common shares and dilutive securities (denominator)	62,031	57,514	55,455

Diluted earnings per share	$1.72	$1.11	$0.39

[1]	Income available to common stockholders is higher in the diluted earnings per share calculations for 2004 and 2003 due to adding back interest expense (after tax) relating to $2.0 million of the 0.5% convertible subordinated debentures that were outstanding at December 31, 2004. See Note 5 for more information.

Approximately 30,455, 0.6 million and 3.1 million other common shares underlying stock options for the years ended December 31, 2004, 2003 and 2002, respectively, are excluded from the computation of diluted earnings per share because they are anti-dilutive. See discussion of the number of shares relating to the convertible subordinated debentures to be included in the calculation of diluted earnings per share in future periods under “EITF Issue No. 04-8, ‘The Effect of Contingently Convertible Instruments on Diluted Earnings per Share’” within “Recent Accounting Pronouncements” below.

Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have maturities at the date of acquisition of three months or less. Cash equivalents generally comprise debt instruments subject to credit risk, including certificates of deposit and money market funds.

F-10	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

Short-Term Investments

Short-term investments consisted of the following available-for-sale investments held at our consolidated balance sheet dates:

DECEMBER 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

U.S. agency securities	$176,546	$3	$(1,762)	$174,787
Auction rate securities	87,215	—	—	87,215
Corporate bonds	46,616	27	(414)	46,229
Variable rate demand notes	8,385	—	—	8,385
U.S. Treasury obligations	6,030	—	(50)	5,980
Money market	3,362	—	—	3,362

Total short-term investments	$328,154	$30	$(2,226)	$325,958

DECEMBER 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

U.S. agency securities	$96,143	$263	$(144)	$96,262
Auction rate securities	83,040	—	—	83,040
Corporate bonds	53,018	67	(130)	52,955
U.S. Treasury obligations	9,158	67	(3)	9,222
Money market	9,086	—	—	9,086

Total short-term investments	$250,445	$397	$(277)	$250,565

Available-for-sale investments are carried at fair value, based on quoted market prices, with associated unrealized holding gains and losses recorded in accumulated other comprehensive income. Investments outstanding at December 31, 2004 mature between 2005 and 2044. Investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

At December 31, 2004 and 2003, we held $95.6 million and $83.0 million, respectively, of auction rate securities and variable rate demand notes classified as available-for-sale short-term investments. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every seven, 28 or 35 days. As a result, we had no unrealized holding gains or losses or realized gains or losses on these investments. All income generated from these investments is recorded as interest income within investment income in our consolidated statements of income.

Following is detail of gross unrealized losses at December 31, 2004. The majority of these unrealized losses were generated as interest rates rose and the rate of return on certain of our investments remained fixed at lower rates. Management has determined that these losses are temporary, as: the duration of the decline in the value of the investments has been short; the extent of the decline, both in dollars and percentage of cost is not severe; and we have the ability and intent to hold the investments until we recover at least substantially all of the cost of the investments.

DECEMBER 31, 2004	In a loss position for less than 12 months		In a loss position 12 months or more		Total in a loss position

	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses

(In thousands)

U.S. agency securities	$128,205	$(1,434)	$21,588	$(328)	$149,793	$(1,762)
Corporate bonds	14,246	(118)	15,151	(296)	29,397	(414)
U.S. Treasury obligations	449	(15)	5,531	(35)	5,980	(50)

Totals	$142,900	$(1,567)	$42,270	$(659)	$185,170	$(2,226)

F-11	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

Gains and losses realized on short-term investments are included in investment income in our consolidated statements of income based on the specific identification method and were insignificant in all periods presented.

Our short-term investments comprise debt instruments issued by third parties and thus expose us to credit-related losses. We mitigate this risk by only buying investment grade debt securities. At December 31, 2004, 88% of our investments were in AAA rated debt instruments and no investments were rated below A. Significant concentrations of investments at December 31, 2004 were Fannie Mae ($62.6 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($54.5 million fair value). The majority (98%) of these concentrated investments were AAA rated.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $13.2 million and $12.1 million at December 31, 2004 and 2003, respectively. The provisions for doubtful accounts recorded during 2004, 2003 and 2002 were $3.2 million, $4.1 million and $6.4 million, respectively. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented.

We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customer and delegate balances. Trade receivables are written off when our internal collection efforts have been exhausted and the account is turned over to an external collection agency. Approximately 8% of our recorded investment in trade receivables, net of allowances for doubtful accounts and sales returns, was more than 90 days old as of December 31, 2004, compared to 10% at December 31, 2003. We do not accrue interest on past due trade receivables, but we have the right to do so in certain circumstances. Our allowance for sales returns is estimated based on historical returns as a percentage of revenue.

Concentration of credit risk with respect to trade receivables is limited due to the wide variety of customers and channels through which our products and services are sold, as well as their dispersion across many geographic areas. No single customer represented 10% or more of our total revenue in any of the periods presented.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Contemporary and archival image content consists of costs to acquire imagery from third parties and internal costs incurred by our creative department in creating imagery, including identification of marketable subject matter, art direction, digitization and the assignment of search terms and other pertinent information to each image. Computer software developed for internal use consists of internal and external costs incurred during the application development stage (except training costs) of software development and costs of upgrades or enhancements that result in additional software functionality. Costs incurred during the web application, infrastructure, graphics and content development stages of website development are also capitalized and included below within computer software developed for internal use.

Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets or for leasehold improvements, over the shorter of the remaining original term of the lease or the estimated life of the related improvement. Depreciation of internal use software was $17.2 million, $16.7 million and $15.0 million in 2004, 2003 and 2002, respectively. In the first quarter of 2004, we wrote off $9.1 million of internal use software that was fully depreciated and no longer in use.

Property and equipment consisted of the following at the reported balance sheet dates:

DECEMBER 31,		2004		2003
	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Gross Amount	Accumulated Depreciation

(In thousands, except years)

Contemporary image content	4	$237,690	$200,087	$212,296	$168,402
Computer hardware and software purchased	3	94,960	83,280	85,325	74,071
Computer software developed for internal use	3	71,407	50,192	67,903	42,788
Leasehold improvements	2-20	35,404	14,978	33,420	11,881
Furniture, fixtures and studio equipment	5	32,026	25,491	30,782	23,904
Archival image content	40	19,450	4,464	18,205	3,743
Other property and equipment	3-4	406	350	430	304

Totals		$491,343	$378,842	$448,361	$325,093

F-12	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

Goodwill

Goodwill is the excess of the purchase price (including liabilities assumed and direct costs) over the fair value of tangible and identifiable intangible assets acquired in purchase business combinations. Goodwill is reviewed for impairment annually as of August 31 and between annual tests in certain circumstances. When assessing impairment, we must estimate the implied fair value of our goodwill. We estimate the implied fair value based on a discounted cash flow model that involves significant assumptions and estimates, including currently enacted tax laws, our future weighted average cost of capital, and our future financial performance. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. At August 31, 2004, the implied fair value of our goodwill significantly exceeded its carrying value, therefore goodwill was not impaired.

Goodwill changed during 2004 as follows:

(In thousands)

Goodwill at December 31, 2003	$603,024
Acquisitions of businesses (see Note 15)	24,158
Effect of foreign currency translation adjustments	1,535

Goodwill at December 31, 2004	$628,717

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

The gross carrying amounts, related accumulated amortization and respective estimated useful lives of identifiable intangible assets were as follows at the reported balance sheet dates:

DECEMBER 31,		2004		2003
	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

(In thousands, except years)

Customer lists	5-7	$16,846	$10,550	$15,860	$7,993
Trademarks, trade names and copyrights	2-10	11,682	5,742	11,086	4,465
Other identifiable intangible assets	2-10	3,382	1,744	3,139	1,012

Totals		$31,910	$18,036	$30,085	$13,470

Amortization of identifiable intangible assets was $4.6 million, $4.1 million and $5.4 million for 2004, 2003 and 2002, respectively. Based on balances at December 31, 2004, amortization of identifiable intangible assets for the next five years would be as follows:

FISCAL YEAR

(In thousands)

2005	$4,847
2006	3,984
2007	1,862
2008	1,606
2009	1,141

F-13	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

We have trademark registrations and applications for trademark registrations in respect of the name Getty Images and the related logos (together, the “Getty Images Trademarks”). We and Getty Investments L.L.C. (Getty Investments) have agreed that in the event that Getty Images becomes controlled by a third party or parties not affiliated with the Getty family, Getty Investments will have the right to call for an assignment to it, for a nominal sum, all rights to the Getty Images Trademarks. Upon such assignment, Getty Images will have 12 months in which it will be permitted to continue to use the Getty Images Trademarks and thereafter will have to cease such use. Mr. Mark H. Getty, our Chairman, serves as the Chairman of the Board of Directors of Getty Investments, while Mr. Jonathan D. Klein, our Chief Executive Officer, serves on the Board of Directors of Getty Investments.

Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of an asset is not recoverable and exceeds its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available, or the best alternative information available, including prices for similar assets and the present value of expected future cash flows of the asset. Impairments are included in other operating expenses or, if material, shown separately and included in the calculation of income from operations.

Leases

We lease facilities and equipment and sublease facilities through operating lease agreements. Operating lease rentals are charged to selling, general and administrative expenses in our consolidated statements of income on a straight-line basis over the original term of each lease. Our leases typically contain rent escalation clauses whereby the amount paid by us to the lessors increases each year, while some provide rent holidays at the beginning of the lease terms and some provide stated renewal options. None of our leases contain contingent rentals. Rent escalation causes a difference each year between the amount charged to rent expense on a straight-line basis and the amount paid by us to the lessors. This difference is recorded to accrued expenses (the current portion) and other long-term liabilities (the long-term portion) in our consolidated balance sheets. These balances grow during the early portions of the lease terms and are depleted during the later portions. Rent holidays are recognized in rent expense on a straight-line basis over the original term of each lease.

Rent expense, net of sublease income, was $18.6 million, $18.4 million and $17.4 million for 2004, 2003 and 2002, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented. See Note 6 for future minimum payments under operating leases.

Employee Stock-Based Compensation

We apply the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock-based compensation.

We do not recognize compensation expense when granting employee stock options, as we do not grant options with exercise prices less than the market price of our common stock on the date of the grant. The only compensation expense we recognize in relation to stock options is upon infrequent modification of certain terms of outstanding options. With respect to the periods presented, there were minor stock option modifications resulting in compensation expense of less than $0.1 million in 2002.

We recognize unearned compensation and periodic compensation expense for restricted stock awards granted to employees. Unearned compensation is calculated as the market price of our common stock on the date of the award less the exercise price, if any, times the number of shares awarded, and is amortized to compensation expense on a straight-line basis over the vesting period.

F-14	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, requires the disclosure of pro forma information as if we had adopted the fair-value method of accounting for employee stock-based compensation. Under this method, compensation cost is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on our net income and earnings per share of applying the fair-value method of accounting and the accelerated method of expensing stock options provided in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” utilizing the assumptions described in Note 8. “Stock-Based Compensation,” would have been as follows:

YEARS ENDED DECEMBER 31,	2004	2003	2002

(In thousands, except per share amounts)

Net income
As reported	$106,650	$64,017	$21,468
Add: APB No. 25 employee stock-based compensation, net of income taxes	322	302	24
Interest expense on 0.5% convertible subordinated debentures, net of income taxes [1]	6	5	—
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(8,271)	(6,994)	(14,242)

Pro forma net income	$98,707	$57,330	$7,250

Basic earnings per share
As reported	$1.81	$1.16	$0.40
Pro forma	1.67	1.03	0.14

Diluted earnings per share
As reported	$1.72	$1.11	$0.39
Pro forma	1.59	0.98	0.13

Shares used in calculating pro forma earnings per share
Basic	59,006	55,412	53,084
Diluted	62,238	58,207	54,988

[1]	These amounts represent the adding back of interest expense (after tax) relating to $2.0 million of the 0.5% convertible subordinated debentures outstanding at December 31, 2004. See Note 5 for more information.

See “SFAS No. 123(R), ‘Share-Based Payment’” under “Recent Accounting Pronouncements” below for a discussion of a required change in the accounting for employee stock-based compensation in 2005.

Revenue Recognition

We derive revenue principally from licensing rights to use images that are delivered digitally over the Internet (approximately 82% of our revenue), on CD-ROMs (approximately 5%), or in traditional analog form, principally film (approximately 5%). In addition, our imagery is licensed through delegates worldwide (approximately 6%). Approximately 2% of our revenue is derived from providing imagery related services. Revenue is recognized when the four general revenue recognition criteria are met: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. Revenue is recorded at invoiced amounts (including discounts, shipping and handling and applicable sales taxes) less an allowance for returns, except in the case of licensing rights through delegates, where revenue is recorded at our share of invoiced amounts. Delegates typically earn and retain 35% to 40% of the license fee, and we recognize the remaining 60% to 65% as revenue.

LICENSING TO OUR CUSTOMERS

Persuasive evidence of an arrangement exists at the time the customer agrees to the terms and conditions of the license agreement. The price is also fixed or determinable at this time, as price is one of the agreed upon terms. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that collectibility is reasonably assured prior to recognizing revenue. These three criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, upon shipment of CD-ROMs, film in analog form and transparencies, or evenly over the subscription period. Subscription revenue is recorded as deferred revenue within accrued expenses in our consolidated balance sheets and is amortized to revenue evenly over the subscription period. Deferred revenue was insignificant at December 31, 2004 and 2003.

F-15	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

LICENSING THROUGH DELEGATES

Delegates conduct business directly with their customers, and they ensure that each of their transactions have met all four of the general revenue recognition criteria prior to the time they report revenue to us.

Cost of Sales

Cost of sales on images licensed to our customers consists primarily of commissions owed to contributors, comprised of photographers, filmmakers and other imagery partners. These contributors are under contract with us and typically receive commissions of 20% to 50% of the total license fee, depending on the portfolio and where the imagery is licensed (licenses outside a contributor’s home territory typically result in lower commissions). Commissions owed to contributors on delegate revenue are 30% of the total license fee. We own a significant number of the images in our collections, and these images do not require commission payments.

Shipping and Handling

Shipping and handling billed to customers is included in revenue. Shipping and handling costs associated with purchasing inventory are included in cost of sales.

Advertising and Marketing

We market our products and services mainly through direct mail and e-mail communications. Costs associated with these communications are charged to selling, general and administrative expenses when the communications are mailed. Advertising and marketing costs expensed in the years ended December 31, 2004, 2003 and 2002 were $9.2 million, $14.8 million and $17.4 million, respectively. Prepaid marketing materials were insignificant at December 31, 2004 and 2003.

Income Taxes

We file U.S. federal income tax returns and numerous foreign and state income tax returns. Deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on currently enacted tax laws. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are classified into net current and net long-term amounts, based on the balance sheet classification of the related asset or liability.

Recent Accounting Pronouncements

EMERGING ISSUES TASK FORCE (EITF) ISSUE NO. 04-8, “THE EFFECT OF CONTINGENTLY CONVERTIBLE INSTRUMENTS ON DILUTED EARNINGS PER SHARE”

On October 13, 2004, the FASB ratified the consensus reached on EITF Issue No. 04-8. This EITF issue changed the way shares of common stock that are issuable upon conversion of certain instruments are treated in the calculation of diluted earnings per share. In addition to prospective application, this EITF issue required retroactive restatement of prior period earnings per share for all periods in which applicable securities outstanding at December 31, 2004 (the effective date of this guidance) were outstanding. To effect the required restatements, we added all shares potentially issuable at the end of each reporting period since the original debentures were issued June 9, 2003 to previously reported diluted weighted average shares outstanding and added back to net income in all applicable prior periods an insignificant amount of after-tax interest expense associated with the $2.0 million in original debentures outstanding at December 31, 2004. These restatements had no impact on our previously reported diluted earnings per share. For purposes of calculating diluted earnings per share for the full year 2004, we also included shares potentially issuable at the end of the reporting period to diluted weighted average shares outstanding and after-tax interest expense on the $2.0 million original debentures, which reduced diluted earnings per share for 2004 by $0.03.

For purposes of calculating diluted earnings per share for all future periods in which the new debentures remain outstanding, we will not include any additional shares in periods where the price of our common stock is at or below $61.08 per share at the end of the reporting period. In periods where the price of our common stock exceeds $61.08 per share at the end of the reporting period, we will include up to a theoretical maximum of approximately 6.9 million additional shares. The following table shows the approximate number of additional shares we would include in diluted weighted average shares outstanding at various stock prices:

Ending price per share of common stock	$ 62	$ 70	$ 80	$ 90	$ 100	$ 120	$ 150	$ 250	$ 1,500	$ 2,900
Additional dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

The closing price of our common stock on March 1, 2005 was $71.83 per share. See Note 5 for more information on our convertible subordinated debentures.

F-16	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

SFAS NO. 123(R), “SHARE-BASED PAYMENT”

On December 16, 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Effective July 1, 2005, this statement eliminates our ability to account for employee stock options using the intrinsic value provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. Accordingly, we will expense the fair value of all share-based compensation on or after July 1, 2005 to selling, general and administrative expenses over the vesting period. Management is still assessing the full impact that adoption will have on our consolidated financial statements.

EITF ISSUE NO. 04-1, “ACCOUNTING FOR PREEXISTING RELATIONSHIPS BETWEEN THE PARTIES TO A BUSINESS COMBINATION”

On October 13, 2004, the FASB ratified the consensus reached on EITF Issue No. 04-1, which will require us, if acquiring a business on or after January 1, 2005, to separately account for any preexisting contractual relationships with the acquired entity. Amounts paid in settlement of any executory contracts will be expensed, measured at the lesser of (a) the amount by which the contract is favorable or unfavorable to market (from our perspective) or (b) any stated settlement provisions in the contract. We will recognize as an identifiable intangible asset apart from goodwill the reacquisition of an acquired entity’s contractual right to use our intangible assets, measured at a value not to exceed any stated reacquisition amount included in the contract. If a business combination effectively settles a lawsuit or executory contract and that settlement results in a gain or loss for us, we will recognize a settlement gain or loss.

FASB STAFF POSITION (FSP) 129-1, “DISCLOSURE REQUIREMENTS UNDER FASB STATEMENT NO. 129, ‘DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE,’ RELATING TO CONTINGENTLY CONVERTIBLE SECURITIES”

FSP 129-1 was issued April 9, 2004. The FASB staff confirmed through this FSP that the disclosure requirements of Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share. Our disclosures had previously conformed to Statement No. 129, and therefore, adoption of this pronouncement did not have an impact on our consolidated financial statements.

FSP 109-1, “APPLICATION OF FASB STATEMENT NO. 109, ‘ACCOUNTING FOR INCOME TAXES,’ TO THE TAX DEDUCTION ON QUALIFIED PRODUCTION ACTIVITIES PROVIDED BY THE AMERICAN JOBS CREATION ACT OF 2004” AND 109-2, “ACCOUNTING AND DISCLOSURE GUIDANCE FOR THE FOREIGN EARNINGS REPATRIATION PROVISION WITHIN THE AMERICAN JOBS CREATION ACT OF 2004”

FSP 109-1 and 109-2 were issued by the FASB in response to the American Jobs Creation Act (the Act) that was signed into law on October 22, 2004. The Act provides for a deduction for “qualified production activities income,” as defined in the Act, and a special one-time tax deduction of 85% on repatriation of certain foreign earnings. At this time, management does not anticipate that these provisions of the Act will have an impact on our consolidated financial statements.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, short-term investments, forward foreign currency exchange contracts, accounts receivable, accounts payable and long-term debt. Short-term investments and forward foreign currency exchange contracts are carried at fair value as discussed above under “Short-Term Investments” and “Foreign Exchange Gains and Losses and Derivatives” within Note 2. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The fair value of our long-term debt, based on quoted market prices, was approximately $409.4 million and $301.2 million at December 31, 2004 and 2003, respectively. These fair values were $144.4 million and $36.2 million, respectively, higher than the carrying value of our long-term debt at those dates.

F-17	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

NOTE 4. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances representing 5% or more of total current liabilities at either date shown separately:

DECEMBER 31,	2004	2003

(In thousands)

Accrued payroll and related costs	$23,542	$16,903
Accrued rent (mainly straight-line rent (see “Leases” within Note 2))	4,797	7,815
Other	14,471	17,741

Total accrued expenses	$42,810	$42,459

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt

At December 31, 2004, $81.5 million was available to us through an $85.0 million senior revolving credit facility with a consortium of banks. The used portion of the line of credit represented letters of credit aggregating $3.5 million. In February of 2005, we cancelled this senior credit facility, which would have expired in July of 2005, and elected not to replace it. The letters of credit remain outstanding and are unsecured.

Long-Term Debt

Long-term debt consisted of the following at our consolidated balance sheet dates:

DECEMBER 31,	2004	2003

(In thousands)

Convertible subordinated debentures Series B, due 2023 (0.5%)	$263,000	$—
Convertible subordinated debentures, due 2023 (0.5%)	2,000	265,000
Capital leases	—	11

Total long-term debt	$265,000	$265,011

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures (original debentures) in a private placement. On December 16, 2004, we completed an exchange of all but $2.0 million of these original debentures for new 0.5% Series B convertible subordinated debentures (new debentures). We determined this exchange to be a non-taxable transaction. Management expects the remaining $2.0 million in original debentures to be exchanged for new debentures in the second quarter of 2005.

Key terms and conditions of the new debentures are:

•	The principal portion of the debentures is required to be settled in cash, while the increase in value of the debentures beyond the principal, if any, is payable in shares of our common stock. Prior to June 9, 2008, if the applicable stock price is less than or equal to the base conversion price of $61.08, no common shares would be issued upon conversion. If the applicable stock price is greater than the base conversion price, common shares would be issued upon conversion based on a conversion rate calculated in accordance with a pre-determined formula. On or after June 9, 2008, the conversion rate will be fixed for the remainder of the term of the debentures at the conversion rate effective on the date that is eight trading days prior to June 9, 2008.

•	The debentures may be converted at the holder’s option only under any of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than 120% of the base conversion price (120% of $61.08, or $73.30); 2) the credit rating assigned to the debentures by Standard & Poor’s Ratings Services is below B- or by Moody’s Investors Service is below B3 (B and B2, respectively, at December 31, 2004); 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

•	The conversion rate for the new debentures will be adjusted for any cash dividends or distributions on shares of our common stock.

F-18	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

•	We may redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest at any time on or after June 13, 2008, except that between June 13, 2008 and June 12, 2009, we may not redeem the debentures unless the closing sale price of our common stock is greater than 125% of the base conversion price (initially 125% of $61.08, or $76.35) for at least 20 trading days in a 30 consecutive trading day period ending on the trading day prior to the date of mailing our notice of redemption.

•	Holders may require us to redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest on June 9, 2008, 2013 and 2018.

•	We are required to pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture (120% of the principal amount).

Approximately $1.5 million in costs to exchange the debentures are included within selling, general and administrative expenses in 2004. In addition, to induce the holders to exchange, we paid cash consideration of $1.25 per each $1,000 principal amount of original debentures exchanged to the holders of the exchanged debentures, for a total of $0.3 million.

The conversion contingencies relating to the credit rating assigned to, and the trading price of, both the new and original debentures compared to the product of the closing price of our common stock and the conversion rate in effect at such time, as well as the contingent interest feature, represent embedded derivatives. A valuation of the fair value of these derivatives was performed upon issuance of the original debentures in June of 2003 and each quarter thereafter. The fair value of these derivatives was insignificant in all reporting periods.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into agreements that represent significant, enforceable and legally binding contractual obligations that are non-cancelable without significant penalty. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as we currently intend to fulfill each of these obligations.

YEARS ENDING DECEMBER 31,	2005	2006	2007	2008	2009	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures – principal payments [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Convertible subordinated debentures – interest payments [1]	1,299	1,325	1,325	1,325	1,325	17,887	24,486
Operating lease payments on facilities and equipment leases [2]	21,615	20,923	19,789	19,663	19,368	83,113	184,471
Minimum royalty guarantee payments to contributors of imagery [3]	7,222	5,137	2,292	1,350	—	—	16,001
Other purchase commitments	2,619	396	—	—	—	—	3,015

Total contractual obligations	$32,755	$27,781	$23,406	$22,338	$20,693	$366,000	$492,973

[1]	Figures assume that the 0.5% convertible subordinated debentures are repaid upon maturity in 2023, which may or may not reflect future events. The holders of the 0.5% convertible subordinated debentures may require us to redeem the debentures in 2008, 2013 and 2018, and other circumstances could cause potential conversion of the debentures at any time. See discussion of these circumstances in Note 5.

[2]	Offsetting these operating lease payments will be receipts for subleased facilities in the amounts of (in thousands) $5,320, $5,289, $892 and $51, for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

[3]	Offsetting these minimum royalty guarantee payments to contributors of imagery will be minimum guaranteed receipts from contributors in the amounts of (in thousands) $2,250 and $1,125, for the years ending December 31, 2005 and 2006, respectively.

Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table. Payments under employment contracts are also excluded from this table because they do not represent purchase commitments.

F-19	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other imagery partners to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at December 31, 2004 and 2003. As such, we believe the estimated fair value of these liabilities is minimal.

In the ordinary course of business, we also enter into certain types of agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services; agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us; agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we believe the estimated fair value of these liabilities is minimal, no related liabilities are recorded at December 31, 2004 or 2003. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

Getty Images, Inc., the parent company, has guaranteed payments under lease agreements entered into by subsidiaries, which would require payment by the parent company if the subsidiaries were to default.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

Our Board of Directors has authorized us to repurchase our common stock on the open market from time to time, not to exceed $150 million. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash and cash equivalent and short-term investment balances, the market price of our common stock, general business conditions and alternative investment opportunities. We have not repurchased any shares under this plan.

Preferred Stock

No shares of preferred stock were issued at December 31, 2004. However, our Board of Directors is authorized to issue up to 5 million shares of no par value preferred stock. Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock without further action by stockholders. This authority, together with certain provisions of our restated certificate of incorporation, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company.

NOTE 8. STOCK-BASED COMPENSATION

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

F-20	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

A total of 13 million shares are authorized for issuance under the Plan. Shares under options and other stock-based awards that lapse due to cancellation or expiration are available for re-issuance. Options become exercisable when vested and remain exercisable through the remainder of the option term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date. A total of 0.5 million shares were available for future issuance at December 31, 2004.

Stock Options

The following table presents stock option activity for the past three years:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

December 31, 2001	12,271	$21.64	7,073	$21.65
Granted	461	26.79
Exercised	(1,433)	16.69
Lapsed	(952)	24.10

December 31, 2002	10,347	22.47	7,744	22.41
Granted	919	36.28
Exercised	(3,406)	20.81
Lapsed	(407)	25.69

December 31, 2003	7,453	24.75	5,734	23.12
Granted	504	55.22
Exercised	(3,404)	21.72
Lapsed	(212)	29.95

December 31, 2004	4,341	30.42	3,162	26.44

The following table summarizes additional information relating to options outstanding and options exercisable at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICES	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)

$ 9.88 – $ 20.91	1,323	4.73	$18.33	1,215	$18.46
20.92 – 29.38	617	5.80	25.71	558	25.63
29.39 – 30.32	827	5.39	30.30	815	30.31
30.33 – 36.72	811	7.82	35.50	354	34.55
36.73 – 59.49	749	8.49	49.73	220	45.17
59.50 – 60.09	14	9.50	60.09	—	—

9.88 – 60.09	4,341	6.25	30.42	3,162	26.44

F-21	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

The weighted average estimated fair values of options granted during 2004, 2003 and 2002 were $23.09, $18.55 and $15.44, respectively. Weighted average estimated fair values were calculated using a Black-Scholes multiple option valuation model with forfeitures recognized as they occur and the following assumptions:

YEARS ENDED DECEMBER 31,	2004	2003	2002

Expected share price volatility	53%	63%	74%
Risk free rate of return	2.75%	3.10%	4.82%
Expected life of option	1 1/2 - 2 years from vest	1 1/2 years from vest	1 1/2 years from vest
Expected rate of dividends	None	None	None

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

YEARS ENDED DECEMBER 31,	2004	2003	2002

(In thousands)

Net income	$106,650	$64,017	$21,468
Net unrealized gains on revaluation of long-term intercompany balances [1]	13,204	26,334	20,971
Foreign currency translation adjustment losses [2]	(2,714)	(14,248)	(11,030)
Net unrealized (losses) gains on short-term investments	(2,316)	39	81
Deferred taxes on net unrealized gains on short-term investments	46	(15)	(31)

Total comprehensive income	$114,870	$76,127	$31,459

[1]	Unrealized gains and losses resulting from changes in the exchange rates underlying foreign-currency denominated intercompany balances that are long-term in nature and for which settlement is not planned or anticipated in the foreseeable future are reported in the same manner as translation adjustments (see footnote 2 to this table below).

[2]	Each reporting period, the balance sheets and statements of income of the parent company and each subsidiary are translated into U.S. dollars, our reporting currency, and then consolidated. Monthly revenues and expenses are translated into U.S. dollars at the prior month’s average daily exchange rate, while assets and liabilities are translated into U.S. dollars at the rate of exchange on the last day of the current month. Due to the use of these different exchange rates, translation adjustments arise.

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

DECEMBER 31,	2004	2003

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances	$35,470	$22,266
Accumulated foreign currency translation adjustment losses	(12,369)	(9,655)
Net unrealized (losses) gains on short-term investments	(2,196)	120
Deferred taxes on net unrealized gains on short-term investments	—	(46)

Total accumulated other comprehensive income	$20,905	$12,685

Realized gains and losses (on investments sold) transferred out of net unrealized (losses) gains on short-term investments within other comprehensive income in the consolidated balance sheets and into investment income in the consolidated statements of income were insignificant in all periods presented. Deferred taxes are not provided on unrealized gains and losses resulting from fluctuations in the foreign currency exchange rates underlying foreign currency denominated long-term intercompany balances or on translation adjustments because management expects that these investments in our foreign subsidiaries will be permanent.

F-22	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

NOTE 10. DEBT CONVERSION

On May 13, 2002, we issued 443,839 shares of common stock for conversion of the then remaining $12.7 million of 4.75% convertible subordinated notes at a price of $28.5075 per share.

NOTE 11. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

Our chief operating decision maker uses our consolidated financial statements to assess the company’s financial performance and to determine how to allocate resources. Therefore, we operate the company as one business segment. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented. Revenue is summarized below by country based on the customer’s billing address, with countries experiencing 5% or more of total revenue in a reportable period shown separately. Due to the impact of foreign currency translation, these figures may not clearly reflect the relative performance of the individual countries.

	2004		2003		2002
YEARS ENDED DECEMBER 31,	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

(In thousands)

United States	$276,396	44%	$243,345	46%	$233,255	50%
United Kingdom	90,893	15%	69,432	13%	63,124	14%
Germany	48,119	8%	40,483	8%	33,611	7%
France	36,405	6%	30,407	6%	23,161	5%
Other foreign	170,614	27%	139,529	27%	109,860	24%

Total revenue	$622,427	100%	$523,196	100%	$463,011	100%

Tangible long-lived assets that may not be readily removed from the countries where they are located are computer hardware, leasehold improvements, furniture, fixtures, studio equipment and archival imagery. These assets are shown below by country, with countries containing 5% or more of the total of these assets shown separately:

DECEMBER 31,	2004	2003	2002

(In thousands)

United States	$26,221	$26,180	$29,620
United Kingdom	21,221	20,100	19,713
Other foreign	3,233	3,480	3,468

Total	$50,675	$49,760	$52,801

These reported revenues and long-lived assets are subject to numerous risks and uncertainties associated with doing business in foreign countries, including local, regional and global economic conditions, political instability, and changes in applicable tax laws. However, we do not have significant operations or assets invested in any country that we consider highly unstable.

NOTE 12. DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLANS

We contribute to defined contribution retirement plans in which employees in the U.S. and the U.K. (the majority of our employees) are able to participate.

We sponsor one defined contribution plan in the U.S., a 401(k) plan, in which all U.S. employees over 18 years of age may participate at any time. We match 100% of participant contributions, up to the first 4% of each participant’s eligible compensation (including salary, bonuses and commissions), not to exceed the Internal Revenue Service per person annual limitations.

With the exception of a limited number of legacy defined contribution plans provided to certain employees in accordance with employment contracts, we sponsor one defined contribution plan in the U.K. Employees may participate in this plan after three months of employment and must contribute a minimum of 2% of their salary to maintain eligibility. We contribute 5% of each participant’s salary to the plan.

Our contributions to these plans totaled $3.9 million, $3.4 million and $3.1 million in 2004, 2003 and 2002, respectively, and were expensed to selling, general and administrative expenses as incurred.

F-23	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

NOTE 13. INCOME TAXES

Income before income taxes is attributable to the following tax jurisdictions:

YEARS ENDED DECEMBER 31,	2004	2003	2002

(In thousands)

Domestic	$143,333	$78,316	$37,529
Foreign	30,706	9,400	(1,442)

Income before income taxes	$174,039	$87,716	$36,087

The components of income tax expense were as follows:

YEARS ENDED DECEMBER 31,	2004	2003	2002

(In thousands)

Current tax
U.S. federal and state	$(3,439)	$(1,745)	$(992)
Foreign	(12,753)	(12,727)	(2,748)

Total current tax	(16,192)	(14,472)	(3,740)

Deferred tax
U.S. federal and state	(52,880)	(18,418)	(12,946)
Foreign	1,683	9,191	2,067

Total deferred tax	(51,197)	(9,227)	(10,879)

Income tax expense	$(67,389)	$(23,699)	$(14,619)

Our recognized income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes. A reconciliation of the difference follows:

YEARS ENDED DECEMBER 31,	2004	2003	2002

(In thousands)

Income tax expense based on the U.S. federal statutory rate	$(60,914)	$(30,700)	$(12,630)
State income tax expense, net of U.S. federal income tax	(4,714)	(2,807)	(1,155)
Change in valuation allowance	(838)	10,249	(317)
Other, net	(923)	(441)	(517)

Income tax expense	$(67,389)	$(23,699)	$(14,619)

F-24	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

The components of our net deferred tax assets at the reported balance sheet dates are as follows:

YEARS ENDED DECEMBER 31,	2004	2003

(In thousands)

Deferred tax assets related to:
Net operating loss carryforwards	$49,490	$49,790
Unrealized foreign exchange gains	18,102	14,444
Accrued liabilities and allowances	17,897	25,250
Depreciation	7,846	13,787
Other	5,030	1,614

Total deferred tax assets	98,365	104,885

Deferred tax liabilities related to:
Long-term assets	(15,277)	(20,972)
Interest on 0.5% convertible subordinated debentures	(14,009)	(5,167)

Total deferred tax liabilities	(29,286)	(26,139)

Total deferred taxes	69,079	78,746
Less: Deferred tax assets valuation allowance	(6,092)	(2,973)

Net deferred tax assets	$62,987	$75,773

Net tax benefits of $37.9 million, $20.4 million and zero associated with the exercise of employee stock options were recorded in additional paid-in capital in 2004, 2003 and 2002, respectively. We had not consistently generated taxable income from our primary U.S. operations prior to 2002, so we recorded a valuation allowance against the deferred tax assets recognized related to employee stock options exercised from the first quarter of 2002 through the third quarter of 2003. However, in the fourth quarter of 2003, we updated our estimates of future taxable income for our U.S. operations and determined that it was more likely than not that we would realize more of the deferred tax asset than the net balance at that date. Therefore, we reduced our valuation allowance by $25.3 million, with $10.2 million related to net operating losses in 2001 and prior, reversed through a credit to income tax expense and $15.1 million related to employee stock option exercises in 2002 and 2003, reversed through a credit to additional paid-in capital. We retained approximately $3.0 million of the valuation allowance relating to deferred tax assets generated from capital loss carryforwards and foreign net operating losses that we will likely not recover. During 2004, we increased the valuation allowance to $6.1 million, mainly due to the acquisition of a foreign company with net operating losses, as well as additional 2004 foreign losses from certain operations and capital losses.

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because management expects those earnings will be permanently reinvested. Management currently does not plan to take advantage of the special one-time tax deduction of 85% on repatriation of certain foreign earnings provision of the American Jobs Creation Act that was signed into law on October 22, 2004 because it would not benefit the company.

As of December 31, 2004, we had net deferred tax assets of $63.0 million, net of a valuation allowance of $6.1 million. The deferred tax assets generated by net operating losses and the related carryforwards at December 31, 2004 expire as illustrated in the table below. The remaining $13.5 million in deferred tax assets relate to temporary differences between book and tax income and, to the extent that they are not absorbed by future taxable income, they will increase future net operating losses.

	Deferred Tax Assets	Net Operating Loss Carryforwards

(In thousands)

Between 2018 and 2021 (domestic)	$27,460	$71,885
Between 2005 and 2010 (foreign)	2,065	4,865
Indefinite (foreign)	19,965	66,254

Totals	$49,490	$143,004

F-25	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

It will be necessary to generate future taxable income from our primary U.S. operations of approximately $72 million in order to utilize enough of the domestic tax loss carryforwards to realize the associated net deferred tax asset. Although realization is not assured, we believe, based on our current estimates of near-term future taxable income for our U.S. operations, that it is more likely than not that the domestic net deferred tax assets will be realized within a reasonable period of time and well before to the expiration of the net operating loss carryforwards between 2018 and 2021. There may be significant limitations on our ability to realize the tax benefits attributable to these domestic tax loss carryforwards in the event of a change in ownership. With respect to the indefinite foreign tax loss carryforwards, we believe that the associated net deferred tax assets will be realized within a reasonable period of time.

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

NOTE 15. ACQUISITIONS OF BUSINESSES

During the third quarter of 2004, we acquired Imagenet Limited, a United Kingdom-based distributor of digital publicity and marketing materials to media companies, for a purchase price (including liabilities assumed) of £13.9 million (approximately $25.2 million). The portion of the purchase price allocated to goodwill was £10.6 million (approximately $19.2 million). During 2004, 2003 and 2002, we acquired several other small businesses, mainly editorial photography businesses to expand our editorial offerings in order to meet growing demand for this type of imagery. The total purchase price allocated to goodwill for the small acquisitions in 2004 was approximately $5.0 million in the aggregate.

All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations since the respective dates of acquisition are included in our consolidated results. None of the acquisitions were material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

NOTE 16. SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(In thousands, except per share amounts)

Year ended December 31, 2004
Revenue	$156,512	$150,327	$153,488	$162,100
Gross profit	112,706	108,538	111,144	117,355
Income from operations	42,942	39,843	41,713	43,770
Income before income taxes	42,910	40,927	43,624	46,579
Net income	26,086	25,152	26,732	28,681
Basic earnings per share	0.45	0.43	0.45	0.48
Diluted earnings per share	0.43	0.41	0.44	0.46

Year ended December 31, 2003
Revenue	$130,317	$127,722	$130,775	$134,383
Gross profit	93,002	91,399	93,713	96,740
Income from operations	23,929	23,779	27,158	28,403
Income before income taxes	21,693	21,510	15,580 [1]	28,933
Net income	13,230	13,166	9,442 [1]	28,179 [2]
Basic earnings per share	0.25	0.24	0.17 [1]	0.50 [2]
Diluted earnings per share	0.23	0.23	0.16 [1]	0.48 [2]

[1]	The third quarter of 2003 includes debt extinguishment costs of $11.8 million before tax and $7.2 million after tax.
[2]	The fourth quarter of 2003 includes a deferred tax asset valuation allowance reversal of $10.2 million.

S-1	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Getty Images, Inc.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 10, 2005 appearing on page F-3 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 10, 2005

S-2	GETTY IMAGES, INC.	2004	FORM 10-K	PART IV	ITEM 15(A)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	December 31, 2001	Additions Expensed	Other Additions	Deductions		December 31, 2002	Additions Expensed	Other Additions	Deductions		December 31, 2003	Additions Expensed	Other Additions	Deductions		December 31, 2004

(In thousands)

Allowance for doubtful accounts and sales returns	$20,895	6,369	—	(14,661	) [1]	$12,603	4,651	—	(5,122	) [1]	$12,132	3,682	688 [2]	(3,257	) [1]	$13,245
Deferred tax asset valuation allowance	$12,844	317	4,313 [3]	—		$17,474	—	10,818[3]	(25,319	) [4]	$2,973	838	2,281 [5]	—		$6,092

[1]	Amounts in all years represent balances written off, net of amounts recovered that had previously been written off, and foreign currency translation adjustments. The significant write offs in 2002 represent amounts that were reserved in prior years that could not be written off due to the limited functionality of certain legacy financial systems. The process of writing off these reserved balances began in 2002 when these systems were replaced.
[2]	This amount represents allowances for doubtful accounts and sales returns of businesses acquired.
[3]	This amount relates to employee stock option exercises in the U.S. and U.K.
[4]	This amount represents a decrease in the valuation allowance relating to employee stock option exercises ($15,070) and net operating losses ($10,249). See Note 13 to our Consolidated Financial Statements, “Income Taxes,” for further information.
[5]	This amount relates to net operating loss carryforwards of a company we acquired in 2004 that had not generated profits in years prior to acquisition.