Form 10-Q
period 2005-03-31
GETTY IMAGES INC
filed 2005-05-05
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31516

GETTY IMAGES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0177556
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 NORTH 34TH STREET

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At April 29, 2005 there were 61,238,707 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q1 2005	FORM 10-Q

1	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

THREE MONTHS ENDED MARCH 31,	2005	2004

(In thousands, except per share amounts)

Revenue	$178,094	$156,512
Cost of sales	51,254	43,806

Gross profit	126,840	112,706

Selling, general and administrative expenses	60,054	54,718
Depreciation	12,035	13,823
Amortization	1,222	1,094
Other operating (income) expenses	(16)	129

Operating expenses	73,295	69,764

Income from operations	53,545	42,942
Interest expense	(962)	(1,067)
Investment income	2,889	1,743
Exchange losses, net	(490)	(708)

Income before income taxes	54,982	42,910
Income tax expense	(20,874)	(16,824)

Net income	$34,108	$26,086

Earnings per share
Basic	$0.56	$0.45
Diluted	0.54	0.43

Shares used in computing earnings per share
Basic	60,944	57,666
Diluted	63,692	60,190

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	MARCH 31, 2005	DECEMBER 31, 2004

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$274,589	$194,752
Short-term investments	298,154	325,958
Accounts receivable, net	100,632	89,272
Prepaid expenses	8,382	10,651
Deferred income taxes, net	8,335	8,335
Other current assets	2,687	2,894

Total current assets	692,779	631,862
Property and equipment, net	107,666	112,501
Goodwill	628,073	628,717
Identifiable intangible assets, net	12,567	13,874
Deferred income taxes, net	41,844	54,652
Other long-term assets	9,801	9,978

Total assets	$1,492,730	$1,451,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$74,108	$67,362
Accrued expenses	31,209	42,810
Income taxes payable	5,252	3,608

Total current liabilities	110,569	113,780
Long-term debt	265,000	265,000
Other long-term liabilities	10,254	9,692

Total liabilities	385,823	388,472

Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock	611	607
Additional paid-in capital	1,227,877	1,210,203
Unearned compensation	(2,506)	—
Accumulated deficit	(134,495)	(168,603)
Accumulated other comprehensive income (Note 5)	15,420	20,905

Total stockholders’ equity	1,106,907	1,063,112

Total liabilities and stockholders’ equity	$1,492,730	$1,451,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid- In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

(In thousands)

Balance at December 31, 2004	60,735	$607	$1,210,203	$ —	$ (168,603)	$20,905	$1,063,112
Net income	—	—	—	—	34,108	—	34,108
Other comprehensive income	—	—	—	—	—	(5,485)	(5,485)
Restricted stock units granted to employees	—	—	2,745	(2,745)	—	—	—
Amortization of unearned compensation	—	—	—	239	—	—	239
Restricted stock vesting	—	—	12	—	—	—	12
Stock options exercised	379	4	9,744	—	—	—	9,748
Tax benefit from employee stock option exercises	—	—	5,173	—	—	—	5,173

Balance at March 31, 2005	61,114	$611	$1,227,877	$ (2,506)	$ (134,495)	$15,420	$1,106,907

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

THREE MONTHS ENDED MARCH 31,	2005	2004

(In thousands)

Cash flows from operating activities
Net income	$34,108	$26,086
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	17,329	14,636
Depreciation	12,035	13,823
Amortization	1,222	1,094
Bad debt expense	691	1,421
Amortization of debt issuance and exchange costs	590	477
Other changes in long-term assets and liabilities and equity	675	1,021
Changes in current assets and liabilities
Accounts receivable	(14,429)	(11,154)
Accounts payable	7,452	7,024
Accrued expenses	(12,143)	(8,035)
Income taxes payable	2,606	(3,144)
Changes in other current assets and liabilities	4,004	424

Net cash provided by operating activities	54,140	43,673

Cash flows from investing activities
Acquisition of available-for-sale investments	(65,641)	(113,952)
Proceeds from available-for-sale investments	90,947	77,782
Acquisition of property and equipment	(8,102)	(9,097)

Net cash provided by (used in) investing activities	17,204	(45,267)

Cash flows from financing activities
Proceeds from the issuance of common stock	9,748	12,448
Debt issuance and exchange costs paid	(133)	(136)

Net cash provided by financing activities	9,615	12,312

Effects of exchange rate changes	(1,122)	1,250

Net increase in cash and cash equivalents	79,837	11,968
Cash and cash equivalents, beginning of period	194,752	57,018

Cash and cash equivalents, end of period	$274,589	$68,986

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

NOTES TO CONDE NSED CONSOLIDATED FINANCIAL STATEMENTS

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

Quarterly Results

Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Management believes that the Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results of operations, financial position and cash flows for the interim periods presented. The condensed information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in our latest Annual Report on Form 10-K.

Foreign Currency Derivatives

We utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. At March 31, 2005, we held forward contracts to sell $13.9 million worth of euros and $8.2 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $11.2 million worth of euros in British pound functional currency sets of books. At December 31, 2004, we held forward contracts to sell $17.5 million worth of euros and $3.5 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $10.0 million worth of euros in British pound functional currency sets of books. We also held at both of these dates, contracts to sell other currencies that were less than $3.0 million individually.

6	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, restricted stock and restricted stock unit awards and our convertible subordinated debentures.

THREE MONTHS ENDED MARCH 31,	2005	2004

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders (numerator)	$34,108	$26,086
Weighted average common shares outstanding (denominator)	60,944	57,666
Basic earnings per share	$0.56	$0.45

Diluted Earnings per Share
Income available to common stockholders (numerator) [1]	$34,109	$26,088

Weighted average common shares outstanding	60,944	57,666
Effect of dilutive securities
Stock options	1,527	2,487
0.5% convertible subordinated debentures	1,219	33
Restricted stock	2	4

Total weighted average common shares and dilutive securities (denominator)	63,692	60,190

Diluted earnings per share	$0.54	$0.43

1	Income available to common stockholders is higher in the diluted earnings per share calculation due to adding back interest expense (after tax) relating to $2.0 million of the 0.5% convertible subordinated debentures that were outstanding at March 31, 2005 and 2004.

Approximately 12,293 and 21,884 other common shares potentially issuable from stock options for the quarter ended March 31, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Short-Term Investments

Short-term investments consisted of the following available-for-sale investments held at our consolidated balance sheet dates:

MARCH 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$175,319	$—	$ (3,448)	$171,871
Auction rate securities and variable rate demand notes	69,575	—	—	69,575
Corporate obligations	45,300	6	(531)	44,775
U.S. Treasury obligations	6,030	—	(140)	5,890
Money market	6,043	—	—	6,043

Total short-term investments	$302,267	$6	$ (4,119)	$298,154

DECEMBER 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$176,546	$3	$(1,762)	$174,787
Auction rate securities and variable rate demand notes	95,600	—	—	95,600
Corporate obligations	46,616	27	(414)	46,229
U.S. Treasury obligations	6,030	—	(50)	5,980
Money market	3,362	—	—	3,362

Total short-term investments	$328,154	$30	$(2,226)	$325,958

7	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

Available-for-sale investments are carried at fair value, based on quoted market prices, with associated unrealized holding gains and losses recorded in accumulated other comprehensive income. Investments outstanding at March 31, 2005 mature between 2005 and 2043. Investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

Following is detail of gross unrealized losses at March 31, 2005. These unrealized losses were generated as interest rates rose and the rate of return on certain of our investments remained fixed at lower rates. Management has determined that these losses are temporary, as: the duration of the decline in the value of the investments has been short; the extent of the decline, both in dollars and percentage of cost is not severe; and we have the ability and intent to hold the investments until we recover at least substantially all of the cost of the investments.

MARCH 31, 2005	In a loss position for less than 12 months		In a loss position 12 months or more		Total in a loss position

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(In thousands)

U.S. agency securities	$158,419	$(2,992)	$13,452	$(456)	$171,871	$(3,448)
Corporate obligations	29,384	(495)	2,044	(36)	31,428	(531)
U.S. Treasury obligations	5,450	(117)	440	(23)	5,890	(140)

Totals	$193,253	$(3,604)	$15,936	$(515)	$209,189	$(4,119)

Gains and losses realized on the sale of short-term investments are included in investment income in our consolidated statements of income based on the specific identification method and were insignificant in all periods presented.

Our short-term investments comprise debt instruments issued by third parties and therefore expose us to credit-related losses. We mitigate this risk by only buying investment grade debt securities. At March 31, 2005, 87% of our investments were in AAA rated debt instruments and no investments were rated below A. Significant concentrations of investments at March 31, 2005 were Fannie Mae ($60.3 million fair value), Freddie Mac ($56.7 million fair value) and Federal Home Loan Bank ($53.9 million fair value). The majority (97%) of these concentrated investments are AAA rated.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $13.7 million and $13.2 million at March 31, 2005 and December 31, 2004, respectively. The provisions for doubtful accounts recorded during the first quarter of 2005 and 2004 were $0.7 million and $1.4 million, respectively. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Approximately 6% of our accounts receivable balance, net of allowances for doubtful accounts and sales returns, was more than 90 days old as of March 31, 2005, compared to 8% of our balance at December 31, 2004.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		MARCH 31, 2005		DECEMBER 31, 2004

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Gross Amount	Accumulated Depreciation

(In thousands, except years)

Contemporary image content	4	$239,819	$203,874	$237,690	$200,087
Computer hardware and software purchased	3	94,634	84,507	94,960	83,280
Computer software developed for internal use	3	73,435	53,186	71,407	50,192
Leasehold improvements	2-20	35,610	15,564	35,404	14,978
Furniture, fixtures and studio equipment	5	32,575	26,066	32,026	25,491
Archival image content	40	19,193	4,526	19,450	4,464
Other property and equipment	3-4	469	346	406	350

Totals		$495,735	$388,069	$491,343	$378,842

8	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

Depreciation of internal use software was $3.3 million and $4.4 million in the first quarter of 2005 and 2004, respectively.

Goodwill

Goodwill changed during the first quarter of 2005 as follows:

(In thousands)

Goodwill at December 31, 2004	$628,717
Effect of foreign currency translation adjustments	(644)

Goodwill at March 31, 2005	$628,073

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented. Any future revisions would be applied prospectively.

The gross carrying amounts, related accumulated amortization and respective useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

		MARCH 31, 2005		DECEMBER 31, 2004

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

(In thousands)

Customer lists	5-7	$16,782	$11,193	$16,846	$10,550
Trademarks, trade names and copyrights	2-10	11,667	6,081	11,682	5,742
Other identifiable intangible assets	2-10	3,329	1,937	3,382	1,744

Totals		$31,778	$19,211	$31,910	$18,036

Based on balances at March 31, 2005, expected amortization of identifiable intangible assets for the next five years, including amortization recorded during the first quarter of 2005, is as follows:

FISCAL YEAR

(In thousands)

2005	$4,820
2006	3,958
2007	1,852
2008	1,604
2009	1,122

Leases

Rent expense, net of sublease income, was $4.9 million and $4.6 million for the first quarter of 2005 and 2004, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented.

9	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

Employee Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended, requires the disclosure of pro forma information as if we had adopted the fair-value method of accounting for employee stock-based compensation. Under this method, compensation cost is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on our net income and earnings per share of applying the fair-value method of accounting, utilizing the assumptions in the second table below would have been as follows:

THREE MONTHS ENDED MARCH 31,	2005	2004

(In thousands, except per share amounts)

Net income
As reported	$34,108	$26,086
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	148	55
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(1,611)	(1,912)

Pro forma net income	$32,645	$24,229

Basic earnings per share
As reported	$0.56	$0.45
Pro forma	0.54	0.42

Diluted earnings per share
As reported	$0.54	$0.43
Pro forma	0.51	0.40

Shares used in computing pro forma earnings per share
Basic	60,944	57,666
Diluted	63,797	60,328

A Black-Scholes multiple option valuation model was utilized in calculating the pro forma figures, with forfeitures recognized as they occurred and the following assumptions:

THREE MONTHS ENDED MARCH 31,	2005	2004

Expected share price volatility	45%	60%
Risk free rate of return	2.65%	2.89%
Expected life of option (from vest date)	2 years	1 1/2 years
Expected rate of dividends	None	None

There were no stock option modifications resulting in compensation expense for the periods presented in this report.

Advertising and Marketing

Advertising and marketing costs expensed during the first quarter of 2005 and 2004 were $2.7 million and $2.4 million, respectively. Prepaid marketing materials were insignificant at March 31, 2005 and December 31, 2004.

Recent Accounting Pronouncements

SFAS NO. 123(R), “SHARE-BASED PAYMENT”

On December 16, 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) until January 1, 2006 for calendar year companies. SFAS No. 123(R) eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. Accordingly, we will expense the fair value of all share-based compensation beginning January 1, 2006 to

10	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

selling, general and administrative expenses over the vesting period. Management is still assessing the full impact that adoption will have on our consolidated financial statements.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our convertible subordinated debentures, based on quoted market prices, was approximately $407.4 million at March 31, 2005 and $409.4 million at December 31, 2004, or $142.4 million and $144.4 million, respectively, higher than their book value.

NOTE 3. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances representing 5% or more of total current liabilities at either date shown separately:

	MARCH 31, 2005	DECEMBER 31, 2004

(In thousands)

Accrued payroll and related costs	$12,705	$23,542
Other	18,504	19,268

Total accrued expenses	$31,209	$42,810

Accrued payroll and related costs decreased significantly from year end primarily due to the payment of annual bonuses to employees in March of 2005.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Commitments

There have been no material changes in our commitments since year end.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from a photographer’s failure to secure model and property releases for an image we license. The standard terms of these guarantees require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other imagery partners to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these guarantees until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at March 31, 2005 and December 31, 2004. As such, we believe the estimated fair value of these liabilities is minimal.

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

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we believe the estimated fair value of these liabilities is minimal, no related liabilities are recorded at March 31, 2005 or December 31, 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

11	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

THREE MONTHS ENDED MARCH 31,	2005	2004

(In thousands)

Net income	$34,108	$26,086
Net unrealized (losses) gains on revaluation of long-term intercompany balances [1]	(4,028)	3,544
Net foreign currency translation adjustment gains (losses) [2]	460	(2,455)
Net unrealized (losses) gains on short-term investments	(1,917)	1,223
Deferred taxes on net unrealized gains on short-term investments	—	(467)

Total comprehensive income	$28,623	$27,931

1	Unrealized gains and losses resulting from changes in the exchange rates underlying foreign-currency denominated intercompany balances that are long-term in nature and for which settlement is not planned or anticipated in the foreseeable future are reported in the same manner as translation adjustments (see footnote 2 to this table below).
2	Each reporting period, the balance sheets and statements of income of the parent company and each subsidiary are translated into U.S. dollars, our reporting currency, and then consolidated. Monthly revenues and expenses are translated into U.S. dollars at the prior month’s average daily exchange rate, while assets and liabilities are translated into U.S. dollars at the rate of exchange on the last day of the current month. Due to the use of these different exchange rates, translation adjustments arise.

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

	MARCH 31, 2005	DECEMBER 31, 2004

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances	$31,442	$35,470
Accumulated net foreign currency translation adjustment losses	(11,909)	(12,369)
Accumulated net unrealized losses on short-term investments	(4,113)	(2,196)

Total accumulated other comprehensive income	$15,420	$20,905

Realized gains and losses (on investments sold) transferred out of accumulated net unrealized losses on short-term investments above and into investment income were insignificant in all periods presented. Deferred taxes are not provided on unrealized gains and losses resulting from fluctuations in the foreign currency exchange rates underlying foreign currency denominated long-term intercompany balances or on translation adjustments because management expects that these investments in our foreign subsidiaries will be permanent.

NOTE 6. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

Our CEO (our chief operating decision maker) uses our consolidated financial statements to assess the company’s financial performance and to determine how to allocate resources. Therefore, we operate the company as one business segment. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented. Revenue is summarized below by country based on the customer’s billing address, with countries comprising 5% or more of total revenue in a reportable period shown separately. Due to the impact of foreign currency translation, these figures may not clearly reflect the relative performance of the individual countries.

THREE MONTHS ENDED MARCH 31,	2005		2004

	Revenue	% of Revenue	Revenue	% of Revenue

(In thousands)

United States	$78,067	44%	$69,614	44%
United Kingdom	25,431	14%	22,574	14%
Germany	14,596	8%	12,677	8%
France	10,113	6%	9,521	6%
Rest of world	49,887	28%	42,126	28%

Total revenue	$178,094	100%	$156,512	100%

12	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 1

NOTE 7. SUBSEQUENT EVENTS

On April 20, 2005, we acquired London-based Digital Vision Limited (Digital Vision), one of the world’s leading royalty-free photography businesses, for $165.0 million in cash. Prior to the acquisition, we had a significant number of Digital Vision’s images available for license through our Image Partner program. The $165.0 million purchase price was funded from existing cash and cash equivalents balances. A purchase price allocation is in process and is expected to be completed during the second quarter of 2005, with the majority of the purchase price expected to be allocated to goodwill and identifiable intangible assets. Amortization of identifiable intangible assets is expected to increase as a result.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

GENERAL

Our key initiatives for 2005 are to: grow the volume of imagery licensed; accelerate international growth; continue to grow the editorial portion of our business; improve and customize the customer experience and search capabilities on gettyimages.com; and achieve a 30% operating margin. In the first quarter of 2005, we made progress towards achieving these objectives, licensing 6% more single still creative images than in the first quarter of 2004 and growing international revenue and editorial revenue 15% and 28%, respectively, over the first quarter of 2004. We also achieved our 30% operating margin target.

There have been no material changes in our sources of revenue and cost of sales or our critical accounting policies and estimates and assumptions since December 31, 2004. In addition, we did not acquire any businesses or significant assets of businesses during the first quarter of 2005.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Below are selected financial highlights from our results of operations. All figures in the tables are shown in thousands, except percentages and price per image figures. Income from operations and operating margin should not be considered alternatives to net income as indicators of our operating performance, but should be considered supplemental indicators.

THREE MONTHS ENDED MARCH 31,	2005	2004

PORTFOLIO REVENUE AS A PERCENTAGE OF TOTAL REVENUE
Rights-managed still imagery	45%	51%
Royalty-free still imagery	35%	32%
Editorial imagery	12%	10%
Film	6%	5%
Other	2%	2%

GROSS MARGIN
Rights-managed still imagery	67%	67%
Royalty-free still imagery	75%	77%
Editorial imagery	76%	82%
Film	71%	73%

APPROXIMATE AVERAGE PRICE PER IMAGE [2,3]
Rights-managed single still imagery	$615	$590 [1]
Royalty-free single still imagery	230	195 [1]
Film [4]	680	620 [1]

1	These prior period figures have been adjusted to reflect the inclusion of data for Asia Pacific.
2	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore is not included in this table.

3	All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images (including flexible license packs but excluding prepackaged CDs) licensed by us directly to our customers, not through distributors.

4	These figures relate to rights-managed film only.

13	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 2

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2005	% of revenue	2004	% of revenue	$ change	% change

REVENUE	$178,094	100.0	$156,512	100.0	$21,582	13.8

In the first quarter of 2005, revenue continued to benefit from the impact of changes in foreign currency exchange rates, particularly the British pound and euro to the U.S. Dollar. These changes in exchange rates added approximately $4.3 million to revenue year over year. Excluding the impact of exchange rate changes, revenue increased approximately $17.3 million or 11.1% year over year primarily due to continued increases in average price per image and to higher volumes of images licensed from our royalty-free and editorial portfolios. Partially offsetting this volume growth was a decline in the volume of images licensed from our rights-managed portfolio. Increases in average price per image arose through selective price increases, a shift in the mix of images licensed within our royalty-free and rights-managed portfolios towards higher priced imagery and reduced levels of discounting for certain uses of rights-managed imagery.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR
	2005	% of revenue	2004	% of revenue	$ change	% change

GROSS PROFIT AND GROSS MARGIN	$126,840	71.2	$112,706	72.0	$14,134	12.5

Although there was a shift in overall sales mix towards higher margin royalty-free and editorial imagery, gross margin within these portfolios declined due mainly to a shift in image license mix towards Image Partner imagery, for which we pay higher royalties.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR
	2005	% of revenue	2004	% of revenue	$ change	% change

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)	$60,054	33.7	$54,718	35.0	$5,336	9.8

SG&A increased $5.3 million year over year primarily due to increased staff costs, professional fees and an approximately $1.1 million negative impact of exchange rate changes. Excluding the impact of changes in exchange rates, SG&A increased approximately 7.7%.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR
	2005	% of revenue	2004	% of revenue	$ change	% change

INCOME FROM OPERATIONS AND OPERATING MARGIN	$53,545	30.1	$42,942	27.4	$10,603	24.7

Income from operations and operating margin increased in 2005 as we continued to grow revenue while increasing costs at a much lower rate.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR
	2005	% of revenue	2004	% of revenue	$ change	% change

INVESTMENT INCOME	$2,889	1.6	$1,753	1.1	$1,136	64.8

Investment income increased in 2005 due to higher cash and cash equivalent and short-term investment balances combined with an increase in interest rates.

14	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 2

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR
	2005	% of income before income taxes	2004	% of income before income taxes	$ change	% change

INCOME TAX EXPENSE	$ (20,874)	(38.0)	$ (16,824)	(39.2)	$ (4,050)	(24.1)

Our effective tax rate for 2005 (38.0%) decreased from 2004 (39.2%) primarily due to higher income in jurisdictions with lower tax rates and increased ability to recognize a greater benefit from foreign tax credits generated in the current year.

RESULTS OF OPERATIONS OUTLOOK

Many of the statements contained herein and for the remainder of the MD&A are “forward-looking” and are based on management’s current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of management’s views as of the date this document is filed with the Securities and Exchange Commission (SEC). These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and management’s current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those specifically set forth in this section and those under “Factors That May Affect the Business” below. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish to, the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC unless read in conjunction with all of our documents filed with, and furnished to, the SEC thereafter.

On April 20, 2005, we completed a business acquisition that will impact our forecasted results of operations for 2005. See discussion of the impact of this transaction under “Subsequent Events” below. There have been no other significant changes in our Results of Operations Outlook from that contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

	MARCH 31, 2005	DECEMBER 31, 2004

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$572,743	$520,710
Working capital	$582,210	$518,082
Current ratio	6.27	5.55

Cash and cash equivalents and short-term investments balances continued to increase in the first quarter of 2005, primarily due to $54.1 million in cash flows provided by operating activities. Cash flows provided by operating activities increased as revenue growth outpaced growth in cash operating expenses, and days sales outstanding remained relatively flat.

In February of 2005, we cancelled our senior credit facility that would have expired in July of 2005 and elected not to replace this facility as it is anticipated that we will be able to satisfy our liquidity needs through exisiting cash and cash equivalents and short-term investments balances and internally generated cash.

If the closing price of our common stock exceeds $73.30 for at least 20 trading days in a 30 consecutive trading day period ending on the last trading day of a fiscal quarter, our 0.5% convertible subordinated debentures will become callable by the holder for the following fiscal quarter and will be reclassified to current liabilities. The condition must be met again at the end of the next quarter for the debt to remain callable and classified as a current liability. This reclassification would materially decrease our working capital and current ratio. For example, our working capital and current ratio at March 31, 2005 would have been $317,210 (in thousands) and 1.84, respectively, had the debentures been classified as current at that date. The closing price of our common stock on April 29, 2005 was $71.55.

There were no other material changes in our liquidity and capital resources during the first quarter of 2005.

15	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 2

SUBSEQUENT EVENTS

On April 20, 2005, we acquired London-based Digital Vision Limited (Digital Vision), one of the world’s leading royalty-free photography businesses, for $165.0 million in cash. Prior to the acquisition, we had a significant number of Digital Vision’s images available for license through our Image Partner program. The $165.0 million purchase price was funded from existing cash and cash equivalents balances. A purchase price allocation is in process and is expected to be completed during the second quarter of 2005, with the majority of the purchase price expected to be allocated to goodwill and identifiable intangible assets. Amortization of identifiable intangible assets is expected to increase as a result. In addition, we expect revenue, price per image and gross margin all to increase due to licenses of Digital Vision imagery, which commands a higher price and is largely wholly-owned. With the wholly-owned imagery obtained through the acquisition, plus an additional $5.0 million we now plan to spend creating additional wholly-owned imagery, we will explore a royalty-free imagery subscription offering and offerings for broadband-enabled platforms, such as wireless. This capital spending will bring our total planned capital expenditures for 2005 to $40 to $45 million, the bulk of which will be spent creating imagery and developing internal use software.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R), “Share-Based Payment”

On December 16, 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) until January 1, 2006 for calendar year companies. SFAS No. 123(R) eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. Accordingly, we will expense the fair value of all share-based compensation beginning January 1, 2006 to selling, general and administrative expenses over the vesting period. Management is still assessing the full impact that adoption will have on our consolidated financial statements.

FACTORS THAT MAY AFFECT THE BUSINESS

We May Not be Able to Compete Effectively Against Competitors

The market for visual content and related services is highly competitive. We believe that the principal competitive factors are: name recognition; company reputation; the quality, relevance, timeliness and diversity of the images in a company’s collections; the quality of contributing photographers, filmmakers and other imagery partners under contract with a company; effective use of current and emerging technology; customer service; pricing policies and practices; and accessibility of imagery and speed and ease of search and fulfillment. Some of our existing and potential competitors may have or may develop products, services or technology superior to ours, or other competitive advantages. If we are not able to compete effectively, or if a significant image partner were to terminate or fail to renew an agreement with us, we could lose market share, which could have an adverse impact on our revenues and operating results. See the listing of some of our current and potential competitors under “Competition” in Part I, Item 1 of our 2004 Annual Report on Form 10-K.

Our Financial Results and Stock Price May Fluctuate

We expect our revenues and operating results to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to, the following:

•	demand for our existing and new imagery and related services, and those of our competitors;
•	changes in our pricing policies and practices;
•	changes in the sales mix of our products and services, including the mix of licensed uses, company-owned versus contributor-supplied imagery, and the geographic distribution of such licenses, each of which affect the price of a license and/or the royalty we pay on the license;
•	our ability to attract and retain customers;
•	costs related to potential acquisitions and the development and/or use of technology, services or products;
•	fluctuations in foreign currency exchange rates, changes in global capital markets and economic conditions, and changes to applicable tax laws and regulations; and

16	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 2

•	changes in estimates and assumptions made by management in preparing our financial statements, including those discussed in the “Critical Accounting Policies and Estimates and Assumptions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in Part II of our 2004 Annual Report on Form 10-K.

Because of these risks and others, it is possible that our future results may differ from our expectations and the expectations of analysts and investors, causing our stock price to fluctuate.

We May Not be Able to Obtain External Financing or Service Our Indebtedness

While management currently anticipates that our current cash and cash equivalents and short-term investment balances and future operating cash flows will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months, we could be required to obtain external financing should our financial results not meet management’s expectations or should we need additional funds to acquire selected businesses or otherwise achieve our objectives. In addition, our convertible subordinated debentures require cash repayment of the $265.0 million of principal borrowed potentially at any time upon certain conditions and no later than upon maturity in 2023. See discussion of the terms of these debentures in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in Part II of our 2004 Annual Report on Form 10-K. Should we need to obtain external financing, through debt or equity, our ability to do so could be affected by changes in U.S. and global capital markets and economies, significant fluctuations in interest rates, the price of our equity securities, fluctuations in the results of our operations, and other financial and business conditions, many of which are beyond our control. In February of 2005, we cancelled our senior credit facility that would have expired in July of 2005 and elected not to replace this facility.

We May Not be Successful in Integrating Acquired Businesses

As part of our business strategy, we have in the past sought and may in the future seek to acquire or invest in businesses, products or technologies that could complement or expand our business. The evaluation and negotiation of potential acquisitions, as well as the integration of acquired businesses, divert management time and other resources. Certain financial and operational risks related to acquisitions that may have a material impact on our business or prevent us from benefiting from an acquisition include:

•	costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful;
•	use of cash resources, incurrence of debt or stockholder dilution through an issuance of our securities in funding acquisitions;
•	assumption of certain or contingent liabilities that are or are not identified during due diligence;
•	amortization expenses related to acquired intangible assets, impairment of any goodwill acquired and other adverse accounting consequences;
•	difficulties and expenses in assimilating the operations, products, technology, information systems of an acquired company; and
•	retention of key employees, customers, and suppliers of the acquired business.

We May Experience System and Service Disruptions and Difficulties

The digitization and Internet distribution of our visual content is a key component of our business, which involves operations in multiple countries using multiple localized areas of our website all of which use a common technology platform. As a result, we are particularly dependent upon, and have expended significant resources to ensure, the efficient functioning of our website (and the technology behind it) to allow our customers to access and conduct transactions through our website. We also have focused significant resources and attention on the installation and development of systems for technology, business processes, sales and marketing systems, royalty and other finance systems, customer interfaces, and other corporate administrative functions, which we depend on to manage and control our operations.

We will need to continue to improve our website and these systems, as well as our network infrastructure, to improve our customer experience and to accommodate anticipated increased traffic on our website, sales volume, and the processing of the resulting information. If we do not continue to update and upgrade our website and these other systems, or if we experience significant disruptions or difficulties as a result of any such upgrades, we may face system interruptions, poor response times, diminished customer services, impaired quality and speed of order fulfillment, and potential problems with our internal control over financial reporting.

In the past, we have experienced infrequent and brief system interruptions that made portions of our website unavailable or prevented us from efficiently taking, processing or fulfilling orders. We also have experienced infrequent difficulties with system updates and upgrades (including those to our website). We cannot guarantee that we can prevent future interruptions or difficulties. Additionally, we depend on certain third party software and system providers for the processing and distribution of our imagery and related serv -

17	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 2

ices. System disruptions and difficulties, whether as a result of our internally developed systems or those of the third-party providers, may inconvenience our customers and/or result in negative publicity, and may negatively affect our provision of services and the volume of images we license and deliver over the Internet.

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

Certain of Our Stockholders Can Exercise Significant Influence Over Our Business and Affairs

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer, collectively the Getty Group, owned approximately 17% of the outstanding shares of our common stock at March 31, 2005. Getty Investments alone owned approximately 16% of the outstanding shares of our common stock at March 31, 2005. Mr. Getty serves as the Chairman of the Board of Directors of Getty Investments, and Mr. Klein serves on the Board of Directors of Getty Investments.

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

18	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 2

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

	STATED MATURITY DATE							FAIR VALUE
	2005	2006	2007	2008	2009	THEREAFTER	TOTAL	MARCH 31, 2005	DECEMBER 31, 2004

(In thousands, except interest rates)

Short-Term investments
Fixed rate	$9,006	$48,832	$53,981	$12,729	$6,055	$2,454	$133,057	$133,057	$136,470
Weighted average interest rate	2.68%	3.23%	3.36%	2.91%	2.76%	3.84%	3.21%	—	—
Variable rate	$6,042	$2,949	$2,002	$—	$1,003	$69,864	$81,860	$81,860	$105,252
Weighted average interest rate	2.73%	2.07%	1.62%	—	1.43%	2.05%	2.08%	—	—
Step-up rate	$—	$—	$29,606	$43,830	$9,801	$—	$83,237	$83,237	$84,236
Weighted average interest rate	—	—	2.79%	2.28%	3.00%	—	2.55%	—	—

Long-Term debt
Fixed rate	$—	$—	$—	$—	$—	$265,000	$265,000	$407,438	$409,425
Weighted average interest rate	—	—	—	—	—	0.50%	0.50%	—	—

SHORT-TERM INVESTMENTS

Short-term investments at March 31, 2005 consisted of available-for-sale U.S. agency securities ($171.9 million), auction rate securities and variable rate demand notes ($69.6 million), corporate obligations ($44.8 million), U.S. Treasury obligations ($5.9 million) and money market funds ($6.0 million), carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income. Available-for-sale investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

LONG-TERM DEBT

If the closing price of our common stock exceeds $73.30 for at least 20 trading days in a 30 consecutive trading day period ending on the last trading day of a fiscal quarter, our 0.5% convertible subordinated debentures will become callable by the holder for the following fiscal quarter and will be reclassified to current liabilities. The condition must be met again at the end of the next quarter for the debt to remain callable and classified as a current liability. This reclassification would materially decrease our working capital and current ratio. The closing price of our common stock on April 29, 2005 was $71.55.

There have been no other material changes since year end in our long-term debt.

Credit Risk

In addition to interest rate risk, our short-term investments expose us to credit-related losses as they comprise debt instruments issued by third parties. We mitigate this risk by only buying investment grade debt securities. At March 31, 2005, 87% of our investments were in AAA rated debt instruments, as compared to 88% at December 31, 2004. No investments were rated below A at either date. Significant concentrations of investments at March 31, 2005 were Fannie Mae ($60.3 million fair value), Freddie Mac ($56.7 million fair value) and Federal Home Loan Bank ($53.9 million fair value). Concentrations of investments at December 31, 2004 were Fannie Mae ($62.6 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($54.5 million fair value). The majority of these concentrated investments were AAA rated at March 31, 2005 (97%) and December 31, 2004 (98%).

19	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 3

Foreign Currency Exchange Rate Risk

FOREIGN CURRENCY TRANSACTIONS

Short-Term Foreign Currency Balances Foreign-currency denominated assets and liabilities, other than long-term intercompany balances (discussed below), which are subject to transaction gains and losses each month, that were outstanding at March 31, 2005 and December 31, 2004, and were in excess of $3.0 million individually at these dates are summarized below by the functional currency of the subsidiary where the balances are recorded. Changes in balances since December 31, 2004 are principally due to intercompany management charges and royalties, cash settlements, foreign currency revaluation, and forward foreign exchange contract activity. All balances at March 31, 2005 are expected to settle within 12 months in the currencies listed.

	MARCH 31, 2005	DECEMBER 31, 2004

(In thousands, except settlement rates)

British Pound Functional Currency
Receivables denominated in:
Euros	$10,552	$6,092
Forward foreign currency exchange contracts:
Receive British pounds/pay euros
Contract amount (€8,535 and €7,500 notional amounts at March 31, 2005 and December 31, 2004, respectively)	$(11,177)	$(10,037)
Weighted average contractual settlement rate	0.69	0.70

Euro Functional Currency
Receivables denominated in:
British pounds	$965	$3,890

U.S. Dollar Functional Currency
Receivables denominated in:
British pounds	$4,241	$3,764
Euros	7,376	4,215
Forward foreign currency exchange contracts:
Receive U.S. Dollars/pay British pounds
Contract amount (£4,350 and £1,850 notional amounts at March 31, 2005 and December 31, 2004, respectively)	$(8,216)	$(3,545)
Weighted average contractual settlement rate	1.89	1.89
Receive U.S. Dollars/pay euros
Contract amount (€10,710 and €12,925 notional amounts at March 31, 2005 and December 31, 2004, respectively)	(13,890)	(17,498)
Weighted average contractual settlement rate	1.30	1.32

Long-Term Intercompany Balances Foreign exchange losses of $4.0 million and gains of $3.5 million for the first quarter of 2005 and 2004, respectively, arose from the revaluation of foreign-currency denominated long-term intercompany balances and were included in accumulated other comprehensive income. There were no changes in long-term intercompany balances during the first quarter of 2005 other than the foreign exchange losses arising from revaluation.

FOREIGN CURRENCY TRANSLATION

We recognized translation adjustment gains of $0.5 million and losses of $2.5 million in the first quarter of 2005 and 2004, respectively. Accumulated translation losses included in accumulated other comprehensive income at March 31, 2005 and December 31, 2004 were $11.9 million and $12.4 million, respectively. Changes from the first quarter of 2004 to the first quarter of 2005 in the exchange rates used to translate the results of operations of subsidiaries with non-U.S. dollar functional currencies resulted in increases in U.S. dollar reported revenue, selling, general and administrative expenses and depreciation of approximately $4.3 million, $1.1 million and $0.2 million, respectively.

20	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 3

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, these disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as the alleged failure to secure model or property releases for imagery we license, or the alleged failure to secure licenses or permissions for intellectual property rights for which a third party claims patent rights. Claims may also include those brought by photographers and filmmakers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the anticipated costs of defending, adjudicating or settling claims for which we believe a loss is probable. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Reference is made to the Index of Exhibits beginning on page 22 for a list of all exhibits filed as part of this report.

21	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART I	ITEM 4

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

May 5, 2005

22	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	SIGNATURE

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Share sale agreement dated April 20, 2005 between Shisheido Anstalt and Getty Images (UK) Limited relating to Digital Vision Limited. [1]

10.2	Intellectual property assignment agreement dated April 20, 2005 between Getty Images (Cayman) Limited and Digital Holding & Licensing S.A. [1]

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Elizabeth J. Huebner, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Elizabeth J. Huebner, CFO

[1]	Incorporated by reference from the Exhibits to the Registrant’s Amended Current Report on Form 8-K/A filed April 21, 2005.