Form 10-Q
period 2005-06-30
GETTY IMAGES INC
filed 2005-08-04
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At July 29, 2005 there were 61,618,870 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q2 2005	FORM 10-Q

1	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2005	2004	2005	2004

(In thousands, except per share amounts)

Revenue	$185,305	$150,327	$363,399	$306,839
Cost of sales	49,495	41,789	100,749	85,595

Gross profit	135,810	108,538	262,650	221,244

Selling, general and administrative expenses	64,908	54,411	124,962	109,128
Depreciation	12,296	13,321	24,331	27,144
Amortization	2,455	1,091	3,677	2,185
Other operating expenses (income)	643	(128)	627	2

Operating expenses	80,302	68,695	153,597	138,459

Income from operations	55,508	39,843	109,053	82,785
Interest expense	(5,850)	(913)	(6,812)	(1,980)
Investment income	3,038	2,041	5,927	3,783
Exchange gains (losses), net	140	(44)	(350)	(751)

Income before income taxes	52,836	40,927	107,818	83,837
Income tax expense	(18,846)	(15,775)	(39,720)	(32,599)

Net income	$33,990	$25,152	$68,098	$51,238

Earnings per share
Basic	$0.55	$0.43	$1.11	$0.88
Diluted	0.53	0.41	1.06	0.84

Shares used in computing earnings per share
Basic	61,330	58,590	61,138	58,128
Diluted	64,425	61,174	64,285	60,857

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	JUNE 30, 2005	DECEMBER 31, 2004

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$117,656	$194,752
Short-term investments	301,184	325,958
Accounts receivable, net	101,518	89,272
Prepaid expenses	11,713	10,651
Deferred income taxes, net	8,335	8,335
Other current assets	3,835	2,894

Total current assets	544,241	631,862
Property and equipment, net	115,407	112,501
Goodwill	794,110	628,717
Identifiable intangible assets, net	53,804	13,874
Deferred income taxes, net	22,241	54,652
Other long-term assets	4,665	9,978

Total assets	$1,534,468	$1,451,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,582	$67,362
Accrued expenses	34,104	42,810
Income taxes payable	1,131	3,608
Short-term debt	265,000	—

Total current liabilities	382,817	113,780
Long-term debt	—	265,000
Other long-term liabilities	11,680	9,692

Total liabilities	394,497	388,472

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock	615	607
Additional paid-in capital	1,245,466	1,210,203
Unearned compensation	(3,222)	—
Accumulated deficit	(100,505)	(168,603)
Accumulated other comprehensive (loss) income (Note 7)	(2,383)	20,905

Total stockholders’ equity	1,139,971	1,063,112

Total liabilities and stockholders’ equity	$1,534,468	$1,451,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid- In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

(In thousands)

Balance at December 31, 2004	60,735	$607	$1,210,203	$ —	$ (168,603)	$20,905	$1,063,112
Net income	—	—	—	—	68,098	—	68,098
Other comprehensive (loss) income	—	—	—	—	—	(23,288)	(23,288)
Restricted stock units granted to employees	—	—	3,803	(3,803)	—	—	—
Amortization of unearned compensation	—	—	—	581	—	—	581
Restricted stock vesting	—	—	25	—	—	—	25
Stock options exercised	777	8	19,933	—	—	—	19,941
Tax benefit from employee stock option exercises	—	—	11,502	—	—	—	11,502

Balance at June 30, 2005	61,512	$615	$1,245,466	$ (3,222)	$ (100,505)	$(2,383)	$1,139,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

SIX MONTHS ENDED JUNE 30,	2005	2004

(In thousands)

Cash flows from operating activities
Net income	$68,098	$51,238
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	32,915	27,719
Depreciation	24,331	27,144
Amortization of debt issuance and exchange costs	6,060	954
Amortization of identifiable intangible assets	3,677	2,185
Bad debt expense	1,330	2,023
Other changes in long-term assets and liabilities and equity	1,568	1,853
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(11,460)	(8,034)
Accounts payable	3,489	6,908
Accrued expenses	(9,544)	(9,253)
Income taxes payable	(824)	(1,726)
Changes in other current assets and liabilities	552	(682)

Net cash provided by operating activities	120,192	100,329

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(214,517)	(915)
Acquisition of available-for-sale investments	(74,418)	(217,677)
Proceeds from available-for-sale investments	98,056	77,284
Acquisition of property and equipment	(22,767)	(18,052)

Net cash used in investing activities	(213,646)	(159,360)

Cash flows from financing activities
Proceeds from the issuance of common stock	19,941	37,536
Debt issuance and exchange costs paid	(557)	(178)

Net cash provided by financing activities	19,384	37,358

Effects of exchange rate changes	(3,026)	(463)

Net decrease in cash and cash equivalents	(77,096)	(22,136)
Cash and cash equivalents, beginning of period	194,752	140,058

Cash and cash equivalents, end of period	$117,656	$117,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments are: a) the appropriateness of the valuation and useful lives, if applicable, of long-lived assets, including goodwill and identifiable intangible assets; b) the appropriateness of the amount of accrued income taxes and deferred tax asset valuation allowances; c) the designation of certain foreign-currency denominated intercompany balances as long-term investments; and d) the sufficiency of the allowance for doubtful accounts. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

Principles of Consolidation

Our consolidated financial statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Intercompany balances and transactions have been eliminated.

Quarterly Results

Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Management believes that the Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary to a fair statement of our results of operations, financial position and cash flows for the interim periods presented. The condensed information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in our latest Annual Report on Form 10-K.

Foreign Currency Derivatives

We utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. At June 30, 2005, we held forward contracts to sell $13.3 million worth of euros, $8.0 million worth of British pounds and $3.9 million worth of Japanese yen in U.S. dollar functional currency sets of books and forward contracts to sell $11.2 million worth of euros in British pound functional currency sets of books. At December 31, 2004, we held forward contracts to sell $17.5 million worth of euros and $3.5 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $10.0 million worth of euros in British pound functional currency sets of books. We also held at both of these dates, contracts to sell other currencies that were less than $3.0 million individually.

6	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, restricted stock and restricted stock unit awards and our convertible subordinated debentures.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2005	2004	2005	2004

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders (numerator)	$33,990	$25,152	$68,098	$51,238
Weighted average common shares outstanding (denominator)	61,330	58,590	61,138	58,128
Basic earnings per share	$0.55	$0.43	$1.11	$0.88

Diluted Earnings per Share
Income available to common stockholders (numerator) [1]	$33,990	$25,154	$68,098	$51,241

Weighted average common shares outstanding	61,330	58,590	61,138	58,128
Effect of dilutive securities
0.5% convertible subordinated debentures	1,673	33	1,673	33
Stock options	1,415	2,543	1,470	2,689
Restricted stock and restricted stock units	7	8	4	7

Total weighted average common shares and dilutive securities (denominator)	64,425	61,174	64,285	60,857

Diluted earnings per share	$0.53	$0.41	$1.06	$0.84

1	Income available to common stockholders is higher in the 2004 diluted earnings per share calculations due to adding back interest expense (after tax) relating to $2.0 million of the 0.5% convertible subordinated debentures that were outstanding at June 30, 2004.

Approximately 3,956 and 27,523 other common shares potentially issuable from stock options for the quarter and six months ended June 30, 2004, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. There were no common shares potentially issuable excluded from the computations in 2005.

Short-Term Investments

Short-term investments consisted of the following available-for-sale investments at the reported balance sheet dates:

JUNE 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$177,078	$1	$ (2,269)	$174,810
Auction rate securities and variable rate demand notes	70,700	—	—	70,700
Corporate obligations	43,804	7	(358)	43,453
U.S. Treasury obligations	6,032	—	(93)	5,939
Money market funds	6,282	—	—	6,282

Total short-term investments	$303,896	$8	$ (2,720)	$301,184

DECEMBER 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$176,546	$3	$ (1,762)	$174,787
Auction rate securities and variable rate demand notes	95,600	—	—	95,600
Corporate obligations	46,616	27	(414)	46,229
U.S. Treasury obligations	6,030	—	(50)	5,980
Money market funds	3,362	—	—	3,362

Total short-term investments	$328,154	$30	$ (2,226)	$325,958

7	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

Available-for-sale investments are carried at fair value, based on quoted market prices, with associated unrealized holding gains and losses recorded in accumulated other comprehensive income. Investments outstanding at June 30, 2005 mature between 2005 and 2043. Investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

Following is detail of gross unrealized losses at June 30, 2005. These unrealized losses were generated as interest rates rose and the rate of return on certain of our investments remained fixed at lower rates. Management has determined that these losses are temporary, as: we have the ability and intent to hold the investments until we recover at least substantially all of their cost; the extent of the decline, both in dollars and percentage of cost is not severe; and the duration of the decline in the value of the investments has been relatively short.

JUNE 30, 2005	In a loss position for less than 12 months		In a loss position 12 months or more		Total in a loss position

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(In thousands)

U.S. agency securities	$56,033	$(402)	$116,998	$(1,867)	$173,031	$(2,269)
Corporate obligations	13,593	(103)	18,910	(255)	32,503	(358)
U.S. Treasury obligations	3,914	(52)	2,025	(41)	5,939	(93)

Totals	$73,540	$(557)	$137,933	$(2,163)	$211,473	$(2,720)

Gains and losses realized on the sale of short-term investments are included in investment income in our consolidated statements of income based on the specific identification method and were insignificant in all periods presented.

The majority of our short-term investments comprise debt instruments issued by third parties and therefore expose us to credit-related losses. We mitigate this risk by only buying investment grade debt securities. At June 30, 2005, 89% of our investments were in AAA rated debt instruments and no investments were rated below A. Significant concentrations of investments at June 30, 2005 were Fannie Mae ($62.7 million fair value), Freddie Mac ($57.0 million fair value) and Federal Home Loan Bank ($54.2 million fair value). The majority (97%) of these concentrated investments are AAA rated.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $13.9 million and $13.2 million at June 30, 2005 and December 31, 2004, respectively. Provisions for doubtful accounts recorded during the three months ended June 30, 2005 and 2004 totaled $0.6 million in both periods. Provisions recorded during the six months ended June 30, 2005 and 2004 totaled $1.3 million and $2.0 million, respectively. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Approximately 8% of our accounts receivable balance, net of allowances for doubtful accounts and sales returns, was more than 90 days old at both June 30, 2005 and December 31, 2004.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		JUNE 30, 2005			DECEMBER 31, 2004

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary image content	4	$245,568	$204,265	$41,303	$237,690	$200,087	$37,603
Computer hardware and software purchased	3	95,208	84,379	10,829	94,960	83,280	11,680
Computer software developed for internal use	3	76,614	56,394	20,220	71,407	50,192	21,215
Leasehold improvements	2-20	35,319	15,265	20,054	35,404	14,978	20,426
Furniture, fixtures and studio equipment	5	31,988	26,118	5,870	32,026	25,491	6,535
Archival image content	40	21,489	4,438	17,051	19,450	4,464	14,986
Other property and equipment	3-4	426	346	80	406	350	56

Totals		$506,612	$391,205	$115,407	$491,343	$378,842	$112,501

8	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

Depreciation of computer software developed for internal use was $3.3 million, $4.4 million, $6.6 million and $8.8 million for the three and six months ended June 30, 2005 and 2004, respectively.

Goodwill

Goodwill changed during the first half of 2005 as follows:

(In thousands)

Goodwill at December 31, 2004	$628,717
Business combinations	175,679
Purchase price adjustments	50
Effect of foreign currency translation adjustments	(10,336)

Goodwill at June 30, 2005	$794,110

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented. Any future revisions would be applied prospectively.

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

		JUNE 30, 2005			DECEMBER 31, 2004

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands)

Customer lists	5-7	$31,725	$12,526	$19,199	$16,846	$10,550	$6,296
Trademarks, trade names and copyrights	2-10	36,332	6,807	29,525	11,682	5,742	5,940
Other identifiable intangible assets	2-10	7,249	2,169	5,080	3,382	1,744	1,638

Totals		$75,306	$21,502	$53,804	$31,910	$18,036	$13,874

Based on balances at June 30, 2005, expected amortization of identifiable intangible assets for the next five years, including amortization recorded during the first half of 2005, is as follows:

FISCAL YEAR

(In thousands)

2005	$9,687
2006	11,221
2007	9,038
2008	8,713
2009	5,685

Leases

Rent expense, net of sublease income, was $4.9 million, $4.6 million, $9.8 million and $9.2 million for the three and six months ended June 30, 2005 and 2004, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented.

9	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2005	2004	2005	2004

(In thousands, except per share amounts)

Net income
As reported	$33,990	$25,152	$68,098	$51,238
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	190	80	338	160
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(1,565)	(1,799)	(3,179)	(3,710)

Pro forma net income	$32,615	$23,433	$65,257	$47,688

Basic earnings per share
As reported	$0.55	$0.43	$1.11	$0.88
Pro forma	0.53	0.40	1.07	0.82

Diluted earnings per share
As reported	$0.53	$0.41	$1.06	$0.84
Pro forma	0.51	0.38	1.01	0.78

Shares used in computing pro forma earnings per share
Basic	61,330	58,590	61,138	58,128
Diluted	64,540	61,272	64,401	60,945

A Black-Scholes multiple option valuation model was utilized in calculating the pro forma figures, with forfeitures recognized as they occur and the following assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2005	2004	2005	2004

Expected share price volatility	39%	55%	42%	57%
Risk free rate of return	3.69%	2.77%	3.17%	2.83%
Expected life of options (from vest date)	2 years	1 1/2 years	2 years	1 1/2 years
Expected rate of dividends	None	None	None	None

There were no equity award modifications resulting in compensation expense for the periods presented in this report.

Advertising and Marketing

Advertising and marketing costs expensed were $2.8 million, $1.8 million, $5.5 million and $4.2 million for the three and six months ended June 30, 2005 and 2004, respectively. Prepaid marketing materials were insignificant at June 30, 2005 and December 31, 2004.

Recent Accounting Pronouncements

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 123(R), “SHARE-BASED PAYMENT”

In December of 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. On April 14, 2005, the SEC delayed the effective date of

10	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

SFAS No. 123(R) until January 1, 2006 for calendar year companies. SFAS No. 123(R) eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. Accordingly, we will expense the fair value of all share-based compensation beginning January 1, 2006 to selling, general and administrative expenses over the vesting period. Though management is still assessing the full impact SFAS No. 123(R) will have on our consolidated financial statements, SFAS No. 123(R) will reduce our net income and earnings per share. The magnitude of the impact will depend on future equity awards made to employees and the assumptions used in the valuation model.

SEC STAFF ACCOUNTING BULLETIN (SAB) NO. 107

In March of 2005, the SEC issued SAB No. 107, which interprets SFAS No. 123(R). In particular, this SAB includes interpretive guidance that may be applicable to us related to: share-based payment transactions with nonemployees; methods of valuing share-based payments; the classification of compensation expense in the income statement; capitalization of compensation cost related to share-based payment arrangements; the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); the modification of employee share options prior to adoption of SFAS No. 123(R); and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R).

SFAS NO. 154, “ACCOUNTING FOR CHANGES AND ERROR CORRECTIONS”

In May of 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective for us for accounting principles changed on or after January 1, 2006.

NOTE 2. ACQUISITIONS OF BUSINESSES

On April 20, 2005, we acquired London-based Digital Vision Limited (Digital Vision), one of the world’s leading royalty-free photography businesses, for a purchase price of $177.5 million ($165.0 million of cash and $12.5 million of direct acquisition costs and liabilities assumed). Prior to the acquisition, we had a significant number of Digital Vision’s images available for license through our Image Partner program. A purchase price allocation was completed during the second quarter of 2005, with the majority of the purchase price allocated to goodwill ($134.7 million) and identifiable intangible assets ($38.3 million).

On June 8, 2005, we acquired Amana America, Inc., Amana Europe Limited and Iconica Limited (collectively Photonica) for a purchase price of $63.4 million ($48.1 million in cash and $15.3 million of direct acquisition costs and liabilities assumed). Photonica is a rights-managed stock photography agency with its principal offices in New York and London. A purchase price allocation was completed during the second quarter of 2005, with the majority of the purchase price allocated to goodwill ($41.0 million) and identifiable intangible assets ($11.6 million).

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. These acquisitions were not material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, short-term investments, forward foreign currency exchange contracts, accounts receivable, accounts payable and debt instruments. Short-term investments and forward foreign currency exchange contracts are carried at fair value as discussed above under “Short-Term Investments” and “Foreign Currency Derivatives” within Note 1. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The fair value of our convertible subordinated debentures (our debt), based on quoted market prices, was approximately $412.1 million at June 30, 2005 and $409.4 million at December 31, 2004, or $147.1 million and $144.4 million, respect-ively, higher than their book value.

11	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

NOTE 4. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances representing 5% or more of total current liabilities (excluding short-term debt) at either date shown separately:

	JUNE 30, 2005	DECEMBER 31, 2004

(In thousands)

Accrued payroll and related costs	$14,653	$23,542
Other	19,451	19,268

Total accrued expenses	$34,104	$42,810

Accrued payroll and related costs decreased significantly from year end primarily due to the payment of annual bonuses to employees in March of 2005.

NOTE 5. DEBT

On June 21, 2005, we announced that our 0.5% convertible subordinated debentures will become convertible by the holders on July 1, 2005 due to a conversion condition having been met. The conversion condition was met June 21, when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended June 30, 2005. As a result, we have classified the $265.0 million of debentures as short-term debt on our June 30, 2005 balance sheet and accelerated the amortization of the remaining $5.0 million of associated unamortized debt issuance costs. This amortization is included within interest expense for the second quarter of 2005 in our consolidated statement of income. If the holders elect to convert the debentures, we will be required to repay the $265.0 million principal portion in cash. The ability for the holders to convert will expire on September 30, 2005 unless the conversion condition is met again in the last 30 trading days ending September 30, 2005. If the condition is not met during that period, we will reclassify the debt back to long-term. The closing price of our common stock on July 29, 2005 was $80.75.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Commitments

There have been no material changes in our commitments since year end.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from a photographer’s failure to secure model and property releases for an image we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by contractually requiring our contributing photographers and other imagery partners to secure all necessary model and property releases prior to submitting any imagery to us, and by requiring them to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at June 30, 2005 and December 31, 2004. As such, we believe the estimated fair value of these liabilities is minimal.

In the ordinary course of business, we also enter into certain types of agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services; agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with directors and officers, under which we indemnify them to the full extent allowed by law against claims relating to their service to us; agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

12	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we believe the estimated fair value of these liabilities is minimal, no related liabilities are recorded at June 30, 2005 or December 31, 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2005	2004	2005	2004

(In thousands)

Net income	$33,990	$25,152	$68,098	$51,238
Net unrealized losses on revaluation of long-term intercompany balances [1]	(18,301)	(3,644)	(22,329)	(101)
Net foreign currency translation adjustment (losses) gains [2]	(903)	1,619	(443)	(836)
Net unrealized gains (losses) on short-term investments	1,401	(4,487)	(516)	(3,265)
Deferred taxes on net unrealized gains on short-term investments	—	513	—	46

Total comprehensive income	$16,187	$19,153	$44,810	$47,082

1	Unrealized gains and losses resulting from changes in the exchange rates underlying foreign-currency denominated intercompany balances that are long-term in nature and for which settlement is not planned or anticipated in the foreseeable future are reported in the same manner as translation adjustments (see footnote 2 to this table below). In connection with the acquisition of Digital Vision in the second quarter of 2005, a new $165.0 million long-term intercompany loan payable was established on the books of a subsidiary whose functional currency is the British pound.
2	Each reporting period, the balance sheets and statements of income of the parent company and each subsidiary are translated into U.S. dollars, our reporting currency, and then consolidated. Monthly revenues and expenses are translated into U.S. dollars at the prior month’s average daily exchange rate, while assets and liabilities are translated into U.S. dollars at the rate of exchange on the last day of the reported month. Due to the use of these different exchange rates, translation adjustments arise.

Accumulated other comprehensive (loss) income consisted of the following at the reported balance sheet dates:

	JUNE 30, 2005	DECEMBER 31, 2004

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances	$13,141	$35,470
Accumulated net foreign currency translation adjustment losses	(12,812)	(12,369)
Accumulated net unrealized losses on short-term investments	(2,712)	(2,196)

Total accumulated other comprehensive (loss) income	$(2,383)	$20,905

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

13	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 1

NOTE 8. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,

	2005	% of Revenue	2004	% of Revenue	2005	% of Revenue	2004	% of Revenue

(In thousands, except percentages)

United States	$76,964	42%	$67,569	45%	$155,031	43%	$137,184	45%
United Kingdom	28,032	15%	21,388	14%	53,464	15%	43,962	14%
Germany	14,785	8%	10,555	7%	29,381	8%	23,232	8%
France	11,242	6%	8,615	6%	21,355	6%	18,136	6%
Rest of world	54,282	29%	42,200	28%	104,168	28%	84,325	27%

Total revenue	$185,305	100%	$150,327	100%	$363,399	100%	$306,839	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

GENERAL

Our key initiatives for 2005 are to: grow the volume of imagery licensed; accelerate international growth; continue to grow the editorial portion of our business; improve and customize the customer experience and search capabilities on gettyimages.com; and achieve a 31% operating margin. In the first half of 2005, we made progress towards achieving these objectives; we licensed 12% more single still creative images than in the first half of 2004; we grew international revenue 23% over the first half of 2004 (approximately 17% excluding changes in foreign currency exchange rates); editorial revenue increased 23% over the first half of 2004; and we achieved a 30% operating margin for the first half of 2005 compared to an operating margin of 27% for the first half of 2004.

There have been no material changes in our sources of revenue and cost of sales or our critical accounting policies and estimates and assumptions since December 31, 2004.

Acquisitions of Businesses

On April 20, 2005, we acquired London-based Digital Vision Limited (Digital Vision), one of the world’s leading royalty-free photography businesses, for a purchase price of $177.5 million ($165.0 million of cash and $12.5 million of direct acquisition costs and liabilities assumed). Prior to the acquisition, we had a significant number of Digital Vision’s images available for license through our Image Partner program. A purchase price allocation was completed during the second quarter of 2005, with the majority of the purchase price allocated to goodwill ($134.7 million) and identifiable intangible assets ($38.3 million).

On June 8, 2005, we acquired Amana America, Inc., Amana Europe Limited and Iconica Limited (collectively Photonica) for a purchase price of $63.4 million ($48.1 million in cash and $15.3 million of direct acquisition costs and liabilities assumed). Photonica is a rights-managed stock photography agency with its principal offices in New York and London. A purchase price allocation was completed during the second quarter of 2005, with the majority of the purchase price allocated to goodwill ($41.0 million) and identifiable intangible assets ($11.6 million).

These acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. These acquisitions were not material, individually or in the aggregate, to the company as a whole.

14	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 2

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Below are selected financial highlights from our results of operations. All figures in the tables are shown in thousands, except percentages and price per image figures.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2005	2004	2005	2004

PORTFOLIO REVENUE AS A PERCENTAGE OF TOTAL REVENUE
Rights-managed still imagery	43%	49%	44%	50%
Royalty-free still imagery	38%	32%	37%	32%
Editorial imagery	11%	12%	11%	11%
Film	5%	5%	6%	5%
Other	3%	2%	2%	2%

GROSS MARGIN
Rights-managed still imagery	67%	67%	67%	67%
Royalty-free still imagery	79%	77%	77%	77%
Editorial imagery	81%	84%	79%	83%
Film	72%	71%	71%	72%

APPROXIMATE AVERAGE PRICE PER IMAGE [2,3]
Rights-managed single still imagery	$580	$560 [1]	$600	$575	[1]
Royalty-free single still imagery	240	195 [1]	235	195	[1]
Film	580	560 [1]	595	565	[1]

1	These prior period figures have been adjusted to reflect the inclusion of data for Asia Pacific, and for Film to also include royalty-free film data.
2	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore editorial imagery is not included in the per image data.

3	All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images (including flexible license packs but excluding prepackaged CDs) licensed by us directly to our customers, not through distributors.

REVENUE

	2005	% of revenue	2004	% of revenue	$ change	% change

Three months ended June 30	$185,305	100.0	$150,327	100.0	$34,978	23.3
Six months ended June 30	363,399	100.0	306,839	100.0	56,560	18.4

Year over year, revenue for the second quarter and first half of 2005 continued to benefit from the impact of changes in foreign currency exchange rates, particularly the British pound and euro to the U.S. dollar. These European currencies strengthened against the U.S. dollar in 2004 and early 2005, but the U.S. dollar recovered partially late in the first quarter and in the second quarter of 2005. Net year over year changes in exchange rates added approximately $6.0 million and $10.2 million to revenue for the second quarter and first half of 2005, respectively.

Excluding the impact of exchange rate changes, revenue increased approximately $29.0 million or 19.3% and $46.4 million or 15.1% year over year for the second quarter and first half of 2005, respectively. These increases were due primarily to significantly higher volumes of images licensed from our royalty-free portfolio, particularly in Europe, at a higher average price per image. Increases in average price per image arose through selective price increases and a shift in the mix of images licensed within our royalty-free portfolio towards higher priced imagery. Year over year, revenue from licenses of editorial imagery and film also increased by double digit percentages excluding the impact of changes in exchange rates. The volume of rights-managed imagery licensed for the second quarter of 2005 also increased modestly over the second quarter of the prior year, in contrast to the first quarter of 2005 when we saw a year over year decline.

15	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 2

GROSS PROFIT

	2005	% of revenue (gross margin)	2004	% of revenue (gross margin)	$ change	% change

Three months ended June 30	$ 135,810	73.3	$ 108,538	72.2	$ 27,272	25.1
Six months ended June 30	262,650	72.3	221,244	72.1	41,406	18.7

Gross profit and gross margin grew year over year due to a shift in overall sales mix towards higher margin royalty-free imagery, and a shift within our royalty-free portfolio to wholly-owned imagery. The shift towards wholly-owned imagery occurred as we acquired a significant number of images in the second quarter of 2005 through both business combinations and individual asset purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	2005	% of revenue	2004	% of revenue	$ change	% change

Three months ended June 30	$64,908	35.0	$54,411	36.2	$10,497	19.3
Six months ended June 30	124,962	34.4	109,128	35.6	15,834	14.5

Excluding the impact of changes in exchange rates, SG&A increased $9.0 million or 16.6% and $13.2 million or 12.1% year over year for the second quarter and first half of 2005, respectively. The year over year increase was due mainly to increased staff costs related to employees who joined the company through business acquisitions during the last year and to annual salary increases effective April of 2005. Approximately $2 million of costs related to business acquisitions will not be recurring, as efficiencies were realized upon integration of the acquired companies at the end of the second quarter. SG&A decreased as a percentage of revenue year over year as we continue to grow revenue without growing costs proportionally.

INTEREST EXPENSE

	2005	% of revenue	2004	% of revenue	$ change	% change

Three months ended June 30	$(5,850)	(3.2)	$(913)	(0.6)	$(4,937)	540.7
Six months ended June 30	(6,812)	(1.9)	(1,980)	(0.6)	(4,832)	244.0

Interest expense increased in 2005 as a conversion condition of our convertible subordinated debentures was met during the second quarter, requiring accelerated amortization in June of 2005 of the remaining $5.0 million of unamortized debt issuance costs. The conversion condition was met when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended June 30, 2005. See discussion of the debentures under “Liquidity and Capital Resources” below for more information.

INVESTMENT INCOME

	2005	% of revenue	2004	% of revenue	$ change	% change

Three months ended June 30	$3,038	1.6	$2,041	1.4	$997	48.8
Six months ended June 30	5,927	1.6	3,783	1.2	2,144	56.7

Investment income increased in 2005 due to higher cash and cash equivalent and short-term investment balances (prior to funding business acquisitions in the second quarter of 2005) combined with an increase in interest rates.

INCOME TAX EXPENSE

	2005	effective tax rate	2004	effective tax rate	$ change	% change

Three months ended June 30	$(18,846)	(35.7)	$(15,775)	(38.5)	$(3,071)	19.5
Six months ended June 30	(39,720)	(36.8)	(32,599)	(38.9)	(7,121)	21.8

16	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 2

Our effective tax rate for 2005 decreased from 2004 due to higher income in jurisdictions with lower tax rates, reduction in non-deductible compensation expense, increased ability to recognize a greater benefit from foreign tax credits generated in the current year, and favorable developments in tax audits.

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

During the first half of 2005, we grew revenue 18%, at a gross margin of 72.3% and an operating margin of 30%. For the full year of 2005, management expects the company to report: double digit revenue growth at a rate slightly higher than in 2004 (excluding the impact of changes in foreign currency exchange rates); overall gross margin of approximately 73%, slightly higher than 2004; a moderate increase in selling, general and administrative expenses; a moderate decline in depreciation expense; a significant increase in amortization expense due to intangible assets acquired through business combinations late in 2004 and in the first half of 2005; and an operating margin of approximately 31%. Management also expects an effective income tax rate for 2005 slightly lower than that of 2004 and 2003 (excluding the valuation allowance reversal in 2003). These expectations reflect business acquisitions completed during the first half of the year but do not include the effect of future acquisitions of businesses, if any.

Our ability to meet management’s expectations is subject to the risks and uncertainties specific to results of operations that are outlined in the “Results of Operations Outlook” in Part II, Item 7 of our 2004 Annual Report on Form 10-K, as well as the general risks and uncertainties outlined below under “Factors that May Affect the Business.”

MATERIAL CHANGES IN FINANCIAL CONDITION

	JUNE 30, 2005	DECEMBER 31, 2004

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$418,840	$520,710
Working capital	$161,424	$518,082
Current ratio	1.42	5.55

Cash and cash equivalents and short-term investment balances decreased in the first half of 2005, primarily due to $214.5 million in cash paid for businesses acquired in the second quarter of 2005. This significant use of cash was offset in part by cash flows provided by operating activities of $120.2 million for the first half of 2005.

On June 21, 2005, we announced that our 0.5% convertible subordinated debentures will become convertible by the holders on July 1, 2005 due to a conversion condition having been met. The conversion condition was met June 21, when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended June 30, 2005. As a result, we have classified the $265.0 million of debentures as short-term debt on our June 30, 2005 balance sheet. This reclassification caused a significant decrease in our working capital and current ratio during the quarter. Had we not reclassified the debentures, our working capital would have been $426.4 million and our current ratio would have been 4.62 at June 30, 2005.

We believe that the likelihood of a significant number of debentures being tendered for conversion is remote; however, should all or some of the holders elect to convert, we would be required to repay the $265.0 million principal in cash, which we would likely fund

17	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 2

with existing cash and short-term investments. The ability for the holders to convert will expire on September 30, 2005 unless the conversion condition is met again in the last 30 trading days ending September 30, 2005. If the condition is not met during that period, we will reclassify the debt back to long-term. The closing price of our common stock on July 29, 2005 was $80.75.

In February of 2005, we cancelled our senior credit facility that would have expired in July of 2005 and elected not to replace this facility as it is anticipated that we will be able to satisfy our liquidity needs through existing cash and cash equivalents and short-term investment balances and internally generated cash.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased to $120.2 million for the first half of 2005 from $100.3 million for the first half of 2004 as revenue growth outpaced growth in cash operating expenses, and days sales outstanding (DSO) remained relatively flat at 51 days. Management expects to see cash flows provided by operating activities continue to grow for the remainder of 2005.

Cash Flows Used in Investing Activities

Cash flows used in investing activities grew to $213.6 million for the first half of 2005 from $159.4 million for the first half of 2004, due mainly to business acquisitions in the second quarter of 2005 and increased capital expenditures relating to a collection of archival imagery acquired in the second quarter of 2005. These acquisitions were completed in order to supplement our wholly-owned imagery portfolio. Management expects capital expenditures to total approximately $50 million for the full year of 2005.

There were no material changes in our contractual obligations and rights nor any other material changes in our financial condition during the first half of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”

In December of 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. On April 14, 2005, the SEC delayed the effective date of SFAS No. 123(R) until January 1, 2006 for calendar year companies. SFAS No. 123(R) eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. Accordingly, we will expense the fair value of all share-based compensation beginning January 1, 2006 to selling, general and administrative expenses over the vesting period. Though management is still assessing the full impact SFAS No. 123(R) will have on our consolidated financial statements, SFAS No. 123(R) will reduce our net income and earnings per share. The magnitude of the impact will depend on future equity awards made to employees and the assumptions used in the valuation model.

SEC Staff Accounting Bulletin (SAB) No. 107

In March of 2005, the SEC issued SAB No. 107, which interprets SFAS No. 123(R). In particular, this SAB includes interpretive guidance that may be applicable to us related to: share-based payment transactions with nonemployees; methods of valuing share-based payments; the classification of compensation expense in the income statement; capitalization of compensation cost related to share-based payment arrangements; the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); the modification of employee share options prior to adoption of SFAS No. 123(R); and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R).

SFAS No. 154, “Accounting for Changes and Error Corrections”

In May of 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective for us for accounting principles changed on or after January 1, 2006.

18	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 2

FACTORS THAT MAY AFFECT THE BUSINESS

We May Not be Able to Compete Effectively Against Competitors

The market for visual content and related services is highly competitive. We believe that the principal competitive factors are: name recognition; company reputation; the quality, relevance and breadth of the images in a company’s collections; the quality of contributing photographers, filmmakers and other imagery partners under contract with a company; effective use of current and emerging technology; customer service; pricing policies and practices; and accessibility of imagery and speed and ease of search and fulfillment. Some of our existing and potential competitors may have or may develop products, services or technology superior to ours, or other competitive advantages. If we are not able to compete effectively, we could lose market share, which could have an adverse impact on our revenues and operating results. See the listing of some of our current and potential competitors under “Competition” in Part I, Item 1 of our 2004 Annual Report on Form 10-K.

Our Financial Results and Stock Price May Fluctuate

We expect our revenues and operating results to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to, the following:

•	demand for our existing and new imagery and related services, and those of our competitors;
•	changes in our pricing policies and practices;
•	changes in the sales mix of our products and services, including the mix of licensed uses, company-owned versus contributor-supplied imagery, and the geographic distribution of such licenses, each of which affect the price of a license and/or the royalty we pay on the license;
•	our ability to attract and retain customers;
•	costs related to potential acquisitions and the development and/or use of technology, services or products;
•	fluctuations in foreign currency exchange rates, changes in global capital markets and economic conditions, and changes to applicable tax laws and regulations;
•	the termination of certain image partner, distributor, or reseller agreements; and
•	changes in estimates and assumptions made by management in preparing our financial statements, including those discussed in the “Critical Accounting Policies and Estimates and Assumptions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in Part II of our 2004 Annual Report on Form 10-K.

Because of these risks and others, it is possible that our future results may differ from our expectations and the expectations of analysts and investors, causing our stock price to fluctuate.

We May Not be Successful in Integrating Acquired Businesses

As part of our business strategy, we have in the past acquired, and may in the future seek to acquire or invest in businesses, products or technologies that could complement or expand our business. The evaluation and negotiation of potential acquisitions, as well as the integration of acquired businesses, divert management time and other resources. Certain financial and operational risks related to acquisitions that may have a material impact on our business or prevent us from benefiting from an acquisition include:

•	costs incurred in performing due diligence relating to potential acquisitions;
•	use of cash resources, incurrence of debt or stockholder dilution through issuances of our securities to fund acquisitions;
•	assumption of actual or contingent liabilities that are or are not identified during due diligence;
•	amortization expenses related to acquired intangible assets, impairment of any goodwill acquired and other adverse accounting consequences;
•	difficulties and expenses in assimilating the operations, products, technology and information systems of an acquired company; and
•	retention of key employees, customers, and suppliers of the acquired business.

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

19	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 2

later than upon maturity in 2023. On June 21, 2005, we announced that the debentures were convertible by the holders as of July 1, 2005, due to a conversion condition having been met. See Item 2.04 of the 8-K we filed on June 21, 2005, and the discussion of the terms of these debentures in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in Part II of our 2004 Annual Report on Form 10-K. Should the holders elect to convert, we would be required to repay the $265.0 million principal in cash. The ability for the holders to convert will expire on September 30, 2005 unless the conversion condition is met again in the last 30 trading days ending September 30, 2005. Should we need to obtain external financing, through debt or equity, our ability to do so could be affected by changes in U.S. and global capital markets and economies, significant fluctuations in interest rates, the price of our equity securities, fluctuations in the results of our operations, and other financial and business conditions, many of which are beyond our control.

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

In the past, we have experienced infrequent and brief system interruptions that made portions of our website unavailable or prevented us from efficiently taking, processing or fulfilling orders. We also have experienced infrequent difficulties with system updates and upgrades (including those to our website). We cannot guarantee that we can prevent future interruptions or difficulties. Additionally, we depend on certain third party software and system providers for the processing and distribution of our imagery and related services. System disruptions and difficulties, whether as a result of our internally developed systems or those of the third-party providers, may inconvenience our customers and/or result in negative publicity, and may negatively affect our ability to provide services and the volume of images we license and deliver over the Internet.

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

Certain of Our Stockholders Can Exercise Significant Influence over Our Business and Affairs

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer, collectively the Getty Group, owned approximately 17% of the outstanding shares of our common stock at June 30, 2005. Getty Investments alone owned approximately 16% of the outstanding shares of our common stock at June 30, 2005. Mr. Getty serves as the Chairman of the Board of Directors of Getty Investments, and Mr. Klein serves on the Board of Directors of Getty Investments.

As a result of their share ownership, the Getty Group has significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of business combinations. The substantial percentage of our common stock held

20	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 2

by the Getty Group could also make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock. In addition to ownership of our common stock, the Getty Group’s influence over us is increased by Mr. Getty’s role as the Chairman of our Board of Directors, and Mr. Klein’s role as Chief Executive Officer and as a member of our Board of Directors.

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

21	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The table below provides information about our financial instruments for which the fair values are sensitive to changes in interest rates. For investments, the table presents cash flows and weighted average interest rates by stated maturity dates. For our debt obligation, the table presents principal cash flows by stated maturity date, though the principal of the debentures would be required to be paid in cash if the debentures are converted by the holders on or after July 1, 2005 (see discussion under “Debt” below). The respective fair values are determined through market quotes. All instruments are denominated and presented in U.S. dollars.

	STATED MATURITY DATE							FAIR VALUE
	2005	2006	2007	2008	2009	THEREAFTER	TOTAL	JUNE 30, 2005	DECEMBER 31, 2004

(In thousands, except interest rates)

Short-term investments
Fixed rate	$5,717	$51,152	$55,043	$12,987	$6,178	$2,518	$133,595	$131,928	$136,470
Weighted average interest rate	2.85%	3.22%	3.36%	3.36%	3.38%	3.84%	3.29%	—	—
Variable rate	$6,282	$3,834	$3,250	$—	$1,000	$70,940	$85,306	$85,308	$105,252
Weighted average interest rate	3.24%	3.27%	3.38%	—	3.47%	2.24%	2.90%	—	—
Step-up rate	$—	$—	$29,995	$45,000	$10,000	$—	$84,995	$83,948	$84,236
Weighted average interest rate	—	—	2.96%	2.78%	3.25%	—	2.41%	—	—

Debt
Fixed rate	$—	$—	$—	$—	$—	$265,000	$265,000	$412,075	$409,425
Weighted average interest rate	—	—	—	—	—	0.50%	0.50%	—	—

SHORT-TERM INVESTMENTS

Short-term investments at June 30, 2005 consisted of available-for-sale U.S. agency securities ($174.8 million), auction rate securities and variable rate demand notes ($70.7 million), corporate obligations ($43.5 million), U.S. Treasury obligations ($5.9 million) and money market funds ($6.3 million), carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income. Available-for-sale investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

DEBT

The debt shown in the table above represents our convertible subordinated debentures. As discussed in Item 2 under “Material Changes in Financial Condition,” we believe that the likelihood of a significant number of debentures being tendered for conversion is remote. Therefore, we have included it in the table at its stated maturity date; however, should all or some of the holders convert, we would likely fund the required $265.0 million principal cash repayment with existing cash and short-term investment balances. The ability for the holders to convert will expire on September 30, 2005 unless the conversion condition is met again in the last 30 trading days ending September 30, 2005. The closing price of our common stock on July 29, 2005 was $80.75.

There have been no other material changes since year end in our debt.

Credit Risk

In addition to interest rate risk, our short-term investments expose us to credit-related losses as they comprise debt instruments issued by third parties. We mitigate this risk by only buying investment grade debt securities. At June 30, 2005, 89% of our investments were in AAA rated debt instruments, as compared to 88% at December 31, 2004. No investments were rated below A at either date. Significant concentrations of investments at June 30, 2005 were Fannie Mae ($62.7 million fair value), Freddie Mac ($57.0 million fair value) and Federal Home Loan Bank ($54.2 million fair value). Concentrations of investments at December 31, 2004 were Fannie Mae ($62.6 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($54.5 million fair value). The majority of these concentrated investments were AAA rated at June 30, 2005 (97%) and December 31, 2004 (98%).

22	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 3

Foreign Currency Exchange Rate Risk

FOREIGN CURRENCY TRANSACTIONS

Short-Term Foreign Currency Balances Foreign-currency denominated assets and liabilities, other than long-term intercompany balances (discussed below), which are subject to transaction gains and losses each month, that were outstanding at June 30, 2005 and December 31, 2004, and were in excess of $3.0 million individually at these dates are summarized below by the functional currency of the subsidiary where the balances are recorded. Changes in balances since December 31, 2004 are due to intercompany management charges and royalties, cash settlements, foreign currency revaluation, and forward foreign exchange contract activity. All balances at June 30, 2005 are expected to settle within 12 months in the currencies listed.

	JUNE 30, 2005	DECEMBER 31, 2004

(In thousands, except settlement rates)

British Pound Functional Currency
Receivables (payables) denominated in:
Euros	$7,658	$6,092
U.S. dollars	11,435	(1,986)
Forward foreign currency exchange contracts:
Receive British pounds/pay euros
Contract amount (€9,285 and €7,500 notional amounts at June 30, 2005 and December 31, 2004, respectively)	$(11,234)	$(10,037)
Weighted average contractual settlement rate	0.67	0.70

Euro Functional Currency
Receivables (payables) denominated in:
British pounds	$(1,308)	$3,890

U.S. Dollar Functional Currency
Receivables denominated in:
British pounds	$12,001	$3,764
Euros	5,980	4,215
Japanese yen	4,382	2,364
Forward foreign currency exchange contracts:
Receive U.S. dollars/pay British pounds
Contract amount (£4,450 and £1,850 notional amounts at June 30, 2005 and December 31, 2004, respectively)	$(7,979)	$(3,545)
Weighted average contractual settlement rate	1.83	1.89
Receive U.S. dollars/pay Japanese yen
Contract amount (¥429,000 and ¥190,000 notional amounts at June 30, 2005 and December 31, 2004, respectively)	(3,868)	(1,850)
Weighted average contractual settlement rate	108.10	104.05
Receive U.S. dollars/pay euros
Contract amount (€10,975 and €12,925 notional amounts at June 30, 2005 and December 31, 2004, respectively)	(13,278)	(17,498)
Weighted average contractual settlement rate	1.25	1.32

Long-Term Intercompany Balances Foreign exchange losses of $22.3 million and $0.1 million for the first half of 2005 and 2004, respectively, arose from the revaluation of foreign-currency denominated long-term intercompany balances and were included in accumulated other comprehensive income. In connection with the acquisition of Digital Vision in the second quarter of 2005, a new $165.0 million long-term intercompany loan payable was established on the books of a subsidiary whose functional currency is the British pound. This new loan doubled that subsidiary’s long-term U.S. dollar exposure. There were no other changes in long-term intercompany balances during the second quarter of 2005.

23	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART I	ITEM 3

FOREIGN CURRENCY TRANSLATION

We recognized translation adjustment losses of $0.4 million and $0.8 million in the first half of 2005 and 2004, respectively. Accumulated translation losses included in accumulated other comprehensive income at June 30, 2005 and December 31, 2004 were $12.8 million and $12.4 million, respectively. Changes from the first half of 2004 to the first half of 2005 in the exchange rates used to translate the results of operations of subsidiaries with non-U.S. dollar functional currencies resulted in increases in U.S. dollar reported revenue, selling, general and administrative expenses and depreciation of approximately $10.2 million, $2.6 million and $0.4 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as the alleged failure to secure model or property releases for imagery we license. Claims may also include those brought by photographers and filmmakers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the anticipated costs of defending, adjudicating or settling claims for which we believe a loss is probable. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on Tuesday, May 3, 2005, in Seattle, Washington, at which the following matters were submitted to a vote of the stockholders:

(a)	Votes regarding the election of two directors for a term expiring in 2008 were as follows:

Term Expiring in 2008	For	Withheld

Christopher H. Sporborg	55,533,951	1,002,231
Mark H. Getty	55,278,636	1,257,546

24	GETTY IMAGES, INC.	Q1 2005	FORM 10-Q	PART II	ITEM 4

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2006	Term Expiring in 2007

Jonathan D. Klein	James N. Bailey
Michael A. Stein	Andrew S. Garb
David Landau

(b)	Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm to serve for the fiscal year ending December 31, 2005 were as follows:

For	Against	Abstentions and Broker Non-Votes

55,486,752	794,291	255,139

(c)	Votes regarding the approval of the proposed amendment to the Amended and Restated Getty Images, Inc. 1998 Stock Incentive Plan to rename it the Getty Images, Inc. 2005 Incentive Plan, to increase the number of shares available for award under the Plan from 13,000,000 to 16,000,000, and to make certain other changes to the Plan were as follows:

For	Against	Abstentions and Broker Non-Votes

39,910,370	11,658,400	4,967,412

ITEM 5. OTHER INFORMATION

Effective August 1, 2005, Getty Images, Inc. entered into an amended and restated employment agreement with Jonathan D. Klein, the company’s Chief Executive Officer (CEO) and co-founder. Through this employment agreement, Mr. Klein’s term of employment was extended to two years from the effective date of the agreement, after which point the term will automatically renew for successive one-year periods until either party gives 12 months’ written notice of termination. Mr. Klein’s annual salary remains at $950,000 and the target annual cash incentive bonus remains at 70% of his base salary, with Mr. Klein’s base salary to be reviewed by the Compensation Committee annually. The amended and restated employment agreement provides that, subject to Mr. Klein’s satisfactory performance, the Compensation Committee will award Mr. Klein options to purchase 250,000 shares of common stock of the company effective April 1, 2006. These options will have an exercise price equal to the fair market value of the company’s common stock on the date of grant and will vest over a period of four years from the date of grant, as follows: 20% (50,000 shares) on April 1, 2007; 20% (50,000 shares) on April 1, 2008; 20% (50,000 shares) on April 1, 2009; and 40% (100,000 shares) on April 1, 2010. Mr. Klein’s other benefits per the amended and restated employment agreement remain unchanged from the prior agreement.

A copy of the amended and restated employment agreement is attached hereto as exhibit 10.4. The summary of the agreement provided herein is qualified in its entirety by reference to this exhibit.

ITEM 6. EXHIBITS

Reference is made to the Exhibit Index beginning on page 26 for a list of all exhibits filed as part of this report.

25	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 4, 2005

26	GETTY IMAGES, INC.	Q2 2005	FORM 10-Q	PART II	ITEM 6

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.4	Amended and Restated Employment Agreement between Getty Images, Inc. and Jonathan D. Klein, effective August 1, 2005

10.34	Form of Employee Stock Option Agreement
10.37	Share sale agreement dated April 20, 2005 between Shisheido Anstalt and Getty Images (UK) Limited relating to Digital Vision Limited. [1]

10.38	Intellectual property assignment agreement dated April 20, 2005 between Getty Images (Cayman) Limited and Digital Holding & Licensing S.A. [1]

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Elizabeth J. Huebner, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Elizabeth J. Huebner, CFO

1	Incorporated by reference from the Exhibits to the Registrant’s Amended Current Report on Form 8-K/A filed April 22, 2005.