Form 10-Q
period 2005-09-30
GETTY IMAGES INC
filed 2005-11-03
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At October 31, 2005, there were 62,072,017 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q3 2005	FORM 10-Q

1	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2005	2004	2005	2004

(In thousands, except per share amounts)

Revenue	$184,516	$153,488	$547,916	$460,327
Cost of sales	47,510	42,344	148,260	127,939

Gross profit	137,006	111,144	399,656	332,388

Selling, general and administrative expenses	63,309	54,661	188,270	163,790
Depreciation	11,759	13,587	36,090	40,731
Amortization	2,744	1,175	6,421	3,360
Other operating expenses	477	8	1,105	9

Operating expenses	78,289	69,431	231,886	207,890

Income from operations	58,717	41,713	167,770	124,498
Investment income	2,787	2,671	8,715	6,465
Interest expense	(433)	(907)	(7,246)	(2,887)
Exchange gains (losses), net	464	147	115	(615)

Income before income taxes	61,535	43,624	169,354	127,461
Income tax expense	(22,475)	(16,892)	(62,196)	(49,491)

Net income	$39,060	$26,732	$107,158	$77,970

Earnings per share
Basic	$0.63	$0.45	$1.75	$1.33
Diluted	0.60	0.44	1.64	1.28

Shares used in computing earnings per share
Basic	61,820	59,406	61,368	58,557
Diluted	65,622	61,257	65,299	60,714

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$151,238	$194,752
Short-term investments	300,320	325,958
Accounts receivable, net	110,600	89,272
Prepaid expenses	12,112	10,651
Deferred income taxes, net	8,335	8,335
Other current assets	3,853	2,894

Total current assets	586,458	631,862
Property and equipment, net	128,797	112,501
Goodwill	809,210	628,717
Identifiable intangible assets, net	54,249	13,874
Deferred income taxes, net	9,307	54,652
Other long-term assets	4,515	9,978

Total assets	$1,592,536	$1,451,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$74,856	$67,362
Accrued expenses	42,565	42,810
Income taxes payable	102	3,608
Short-term debt	265,000	—

Total current liabilities	382,523	113,780
Long-term debt	—	265,000
Other long-term liabilities	12,021	9,692

Total liabilities	394,544	388,472

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock	621	607
Additional paid-in capital	1,269,842	1,210,203
Unearned compensation	(4,025)	—
Accumulated deficit	(61,445)	(168,603)
Accumulated other comprehensive (loss) income (Note 6)	(7,001)	20,905

Total stockholders’ equity	1,197,992	1,063,112

Total liabilities and stockholders’ equity	$1,592,536	$1,451,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

(In thousands)

Balance at December 31, 2004	60,735	$607	$1,210,203	$—	$(168,603)	$20,905	$1,063,112
Net income	—	—	—	—	107,158	—	107,158

Other comprehensive loss	—	—	—	—	—	(27,906)	(27,906)
Restricted stock units granted to employees	—	—	4,913	(4,913)	—	—	—
Amortization of unearned compensation	—	—	—	888	—	—	888
Restricted stock vesting	—	—	43	—	—	—	43
Restricted stock unit vesting	4	1	—	—	—	—	1
Stock options exercised	1,299	13	33,203	—	—	—	33,216
Tax benefit from employee stock option exercises	—	—	21,480	—	—	—	21,480

Balance at September 30, 2005	62,038	$621	$1,269,842	$(4,025)	$(61,445)	$(7,001)	$1,197,992

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30,	2005	2004

(In thousands)

Cash flows from operating activities
Net income	$107,158	$77,970
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	52,957	40,806
Depreciation	36,090	40,731
Amortization of identifiable intangible assets	6,421	3,360
Amortization of debt issuance and exchange costs	6,060	1,431
Bad debt expense	1,569	2,721
Other changes in long-term assets and liabilities and equity	2,194	2,477
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(15,461)	(9,009)
Accounts payable	(6,887)	(6,015)
Accrued expenses	(10,215)	(10,816)
Income taxes payable	(600)	(3,931)
Changes in other current assets and liabilities	2,060	(927)

Net cash provided by operating activities	181,346	138,798

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(231,881)	(22,952)
Acquisition of available-for-sale investments	(77,768)	(225,579)
Proceeds from available-for-sale investments	101,012	90,535
Acquisition of property and equipment	(44,723)	(25,693)
Other investing activities	(594)	—

Net cash used in investing activities	(253,954)	(183,689)

Cash flows from financing activities
Proceeds from the issuance of common stock	33,216	50,967
Debt issuance and exchange costs paid	(558)	(191)

Net cash provided by financing activities	32,658	50,776

Effects of exchange rate changes	(3,564)	(64)

Net (decrease) increase in cash and cash equivalents	(43,514)	5,821
Cash and cash equivalents, beginning of period	194,752	140,058

Cash and cash equivalents, end of period	$151,238	$145,879

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

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

Foreign Currency Derivatives

We utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. At September 30, 2005, we held forward contracts to sell $21.2 million worth of euros, $10.4 million worth of British pounds, $5.6 million worth of Japanese yen and $3.3 million worth of Canadian dollars in U.S. dollar functional currency sets of books and forward contracts to sell $16.6 million worth of euros in British pound functional currency sets of books. At December 31, 2004, we held forward contracts to sell $17.5 million worth of euros and $3.5 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $10.0 million worth of euros in British pound functional currency sets of books. We also held at both of these dates, contracts to sell other currencies that were less than $3.0 million individually.

6	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, restricted stock, restricted stock units and our convertible subordinated debentures.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2005	2004	2005	2004

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders (numerator)	$39,060	$26,732	$107,158	$77,970
Weighted average common shares outstanding (denominator)	61,820	59,406	61,368	58,557
Basic earnings per share	$0.63	$0.45	$1.75	$1.33

Diluted Earnings per Share
Income available to common stockholders (numerator) [1]	$39,060	$26,734	$107,158	$77,975

Weighted average common shares outstanding	61,820	59,406	61,368	58,557
Effect of dilutive securities
0.5% convertible subordinated debentures	2,514	33	2,514	33
Stock options	1,274	1,806	1,409	2,114
Restricted stock and restricted stock units	14	12	8	10

Total weighted average common shares and dilutive securities (denominator)	65,622	61,257	65,299	60,714

Diluted earnings per share	$0.60	$0.44	$1.64	$1.28

1	Income available to common stockholders is higher in the 2004 diluted earnings per share calculations due to adding back interest expense (after tax) relating to $2.0 million of the 0.5% convertible subordinated debentures that were outstanding at September 30, 2004

Approximately 35,100 and 47,177 other common shares potentially issuable from stock options for the three and nine months ended September 30, 2004, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. There were no common shares potentially issuable excluded from the computations in 2005.

For purposes of calculating diluted earnings per share for all future periods in which our convertible subordinated debentures remain outstanding, we will not include any associated incremental shares in periods where the average closing price of our common stock for the last five trading days of the reporting period is at or below $61.08 per share. In periods where the average closing price of our common stock exceeds $61.08 per share, we will include up to a theoretical maximum of approximately 6.9 million incremental shares. The following table shows the approximate number of incremental shares we would include in diluted weighted average shares outstanding at various stock prices, assuming $265.0 million of convertible subordinated debentures outstanding:

Average closing price per share of common stock for the last five trading days of the reporting period	$ 62	$ 70	$ 80	$ 90	$ 100	$ 120	$ 150	$ 250	$ 1,500	$ 2,900
Incremental dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

7	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

Short-Term Investments

Short-term investments consisted of the following available-for-sale investments at the reported balance sheet dates:

SEPTEMBER 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$176,064	$—	$(3,261)	$172,803
Auction rate securities	70,450	—	—	70,450
Corporate obligations	45,102	6	(502)	44,606
U.S. Treasury obligations	6,034	—	(144)	5,890
Money market funds	6,571	—	—	6,571

Total short-term investments	$304,221	$6	$(3,907)	$300,320

DECEMBER 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$176,546	$3	$(1,762)	$174,787
Auction rate securities and variable rate demand notes	95,600	—	—	95,600
Corporate obligations	46,616	27	(414)	46,229
U.S. Treasury obligations	6,030	—	(50)	5,980
Money market funds	3,362	—	—	3,362

Total short-term investments	$328,154	$30	$(2,226)	$325,958

Available-for-sale investments are carried at fair value, based on quoted market prices, with associated unrealized holding gains and losses recorded in accumulated other comprehensive income. Investments outstanding at September 30, 2005 mature between 2005 and 2043. Investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

Following is detail of gross unrealized losses at September 30, 2005. These unrealized losses were generated as interest rates rose and the rate of return on certain of our investments remained fixed at lower rates. Management has determined that these losses are temporary, as we have the ability and intent to hold the investments until we recover at least substantially all of their cost, and the extent of the decline, both in dollars and percentage of cost, is not severe.

SEPTEMBER 30, 2005	In a loss position for less than 12 months		In a loss position 12 months or more		Total in a loss position

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(In thousands)

U.S. agency securities	$68,638	$(993)	$104,165	$(2,268)	$172,803	$(3,261)
Corporate obligations	17,382	(217)	17,536	(285)	34,918	(502)
U.S. Treasury obligations	3,876	(93)	2,014	(51)	5,890	(144)

Totals	$89,896	$(1,303)	$123,715	$(2,604)	$213,611	$(3,907)

Gains and losses realized on the sale of short-term investments are included in investment income in our consolidated statements of income based on the specific identification method and were insignificant in all periods presented.

8	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

The majority of our short-term investments comprise debt instruments issued by third parties and therefore expose us to credit-related losses. We mitigate this risk by only buying investment grade debt securities. At September 30, 2005, 89% of our investments were in AAA rated or US Treasury debt instruments and no investments were rated below A. Significant concentrations of investments at September 30, 2005 were Fannie Mae ($62.2 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($52.9 million fair value). The majority (97%) of these concentrated investments are AAA rated.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $14.0 million and $13.2 million at September 30, 2005 and December 31, 2004, respectively. Provisions for doubtful accounts recorded during the three months ended September 30, 2005 and 2004 totaled $0.2 million and $0.7 million, respectively. Provisions recorded during the nine months ended September 30, 2005 and 2004 totaled $1.6 million and $2.7 million, respectively. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Approximately 9% and 8% of our accounts receivable balance, net of allowances for doubtful accounts and sales returns, was more than 90 days old at September 30, 2005 and December 31, 2004, respectively.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		SEPTEMBER 30, 2005			DECEMBER 31, 2004

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary image content	4	$263,664	$208,676	$54,988	$237,690	$200,087	$37,603
Computer hardware and software purchased	3	95,783	85,329	10,454	94,960	83,280	11,680
Computer software developed for internal use	3	79,229	58,272	20,957	71,407	50,192	21,215
Leasehold improvements	2-20	36,129	15,898	20,231	35,404	14,978	20,426
Furniture, fixtures and studio equipment	5	32,358	26,695	5,663	32,026	25,491	6,535
Archival image content	40	20,924	4,515	16,409	19,450	4,464	14,986
Other property and equipment	3-4	446	351	95	406	350	56

Totals		$528,533	$399,736	$128,797	$491,343	$378,842	$112,501

Depreciation of computer software developed for internal use was $2.9 million, $4.9 million, $9.5 million and $13.8 million for the three and nine months ended September 30, 2005 and 2004, respectively.

Goodwill

We performed our annual goodwill impairment test as of August 31, 2005 and determined that there was no impairment as of this date. Goodwill changed during the first three quarters of 2005 as follows:

(In thousands)

Goodwill at December 31, 2004	$628,717
Business combinations	192,931
Purchase price adjustments	50
Effect of foreign currency translation adjustments	(12,488)

Goodwill at September 30, 2005	$809,210

9	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented. Any future revisions would be applied prospectively.

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

		SEPTEMBER 30, 2005			DECEMBER 31, 2004

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Customer lists	4-7	$33,185	$13,911	$19,274	$16,846	$10,550	$6,296
Trademarks, trade names and copyrights	2-10	37,995	7,705	30,290	11,682	5,742	5,940
Other identifiable intangible assets	2-10	7,265	2,580	4,685	3,382	1,744	1,638

Totals		$78,445	$24,196	$54,249	$31,910	$18,036	$13,874

Based on balances at September 30, 2005, expected amortization of identifiable intangible assets for the next five years, including amortization recorded during the first three quarters of 2005, is as follows:

FISCAL YEAR

(In thousands)

2005	$9,463
2006	11,446
2007	9,397
2008	9,104
2009	5,871

Leases

Rent expense, net of sublease income, was $4.7 million, $4.7 million, $14.5 million and $13.9 million for the three and nine months ended September 30, 2005 and 2004, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented.

10	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

Employee Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended, (SFAS No. 123) requires the disclosure of pro forma information as if we had adopted the fair-value method of accounting for employee stock-based compensation. Under this method, compensation cost is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on our net income and earnings per share of applying the fair-value method of accounting, utilizing the assumptions in the second table below would have been as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2005	2004	2005	2004

(In thousands, except per share amounts)

Net income
As reported	$39,060	$26,732	$107,158	$77,970
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	221	131	558	364
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(11,214)	(1,857)	(14,364)	(5,565)

Pro forma net income	$28,067	$25,006	$93,352	$72,769

Basic earnings per share
As reported	$0.63	$0.45	$1.75	$1.33
Pro forma	0.45	0.42	1.52	1.24

Diluted earnings per share
As reported	$0.60	$0.44	$1.64	$1.28
Pro forma	0.43	0.41	1.43	1.19

Shares used in computing pro forma earnings per share
Basic	61,820	59,406	61,368	58,557
Diluted	65,717	61,490	65,412	60,946

The increase in SFAS No. 123 employee stock-based compensation in 2005 resulted from 795,000 fully vested options granted on September 13, 2005 by the Compensation Committee of the Board of Directors under the Getty Images, Inc. 2005 Incentive Plan. These options were granted to senior management, many of whom had not received equity grants in several years. Granting fully vested options results in the total fair value of the options being expensed immediately for purposes of these pro forma disclosures.

A Black-Scholes multiple option valuation model was utilized in calculating the pro forma figures in the table above, with forfeitures recognized as they occur and the following assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2005	2004	2005	2004

Expected share price volatility	35%	50%	40%	55%
Risk free rate of return	3.96%	2.69%	3.43%	2.78%
Expected life of options (from vest date)	2 years	2 years	2 years	1 1/2-2 years
Expected rate of dividends	None	None	None	None

There were no equity award modifications resulting in other than nominal compensation expense for the periods presented in this report.

11	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

Advertising and Marketing

Advertising and marketing costs expensed were $3.2 million, $2.3 million, $8.6 million and $6.5 million for the three and nine months ended September 30, 2005 and 2004, respectively. Prepaid marketing materials were insignificant at September 30, 2005 and December 31, 2004.

Recent Accounting Pronouncements

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 123(R), “SHARE-BASED PAYMENT”

In December of 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. On April 14, 2005, the SEC delayed the effective date of SFAS No. 123(R) until January 1, 2006 for calendar year companies. SFAS No. 123(R) eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. Accordingly, we will expense the fair value of all share-based compensation beginning January 1, 2006 to selling, general and administrative expenses over the vesting period. Our employee share-based compensation plan includes both stock options and restricted stock units. The impact of this compensation plan on our income statement may vary greatly depending on the number of options and units granted and the future price of our common stock. However, management currently anticipates that our share-based compensation plan will reduce 2006 diluted earnings per share by approximately $0.14 to $0.20. This estimate is based on a range of estimated prices of our common stock and current expectations of the number of shares that may be awarded.

SEC STAFF ACCOUNTING BULLETIN (SAB) NO. 107

In March of 2005, the SEC issued SAB No. 107, which interprets SFAS No. 123(R). In particular, this SAB includes interpretive guidance that may be applicable to us related to: share-based payment transactions with nonemployees; methods of valuing share-based payments; the classification of compensation expense in the income statement; capitalization of compensation cost related to share-based payment arrangements; the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); the modification of employee share options prior to adoption of SFAS No. 123(R); and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). This guidance was included in the development of the anticipated impact of SFAS No. 123(R) as discussed above.

SFAS NO. 154, “ACCOUNTING FOR CHANGES AND ERROR CORRECTIONS”

In May of 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. These changes are accounted for in the period of change and future periods, as applicable, and may be made only if the new accounting principle is preferable. This Statement is effective for accounting principles changed on or after January 1, 2006.

NOTE 2. ACQUISITIONS OF BUSINESSES

On April 20, 2005, we acquired London-based Digital Vision Limited (Digital Vision), one of the world’s leading royalty-free photography businesses, for a purchase price of $177.5 million ($165.0 million of cash and $12.5 million of direct acquisition costs and liabilities assumed). The majority of the purchase price was allocated to goodwill ($134.8 million) and identifiable intangible assets ($33.2 million). Prior to the acquisition, we had a significant number of Digital Vision’s images available for license through our Image Partner program.

On June 8, 2005, we acquired Amana America, Inc., Amana Europe Limited and Iconica Limited (collectively Photonica) for a purchase price of $58.2 million ($48.1 million of cash and $10.1 million of direct acquisition costs and liabilities assumed). Photonica is a rights-managed stock photography agency with its principal offices in New York and London. The majority of the purchase price was allocated to goodwill ($41.3 million) and identifiable intangible assets ($11.6 million).

12	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

We also completed several other small acquisitions in 2005. All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. All acquisitions year-to-date were not material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, short-term investments, forward foreign currency exchange contracts, accounts receivable, accounts payable and debt instruments. Short-term investments and forward foreign currency exchange contracts are carried at fair value as discussed under “Short-Term Investments” and “Foreign Currency Derivatives” within Note 1. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The fair value of our convertible subordinated debentures (our debt), based on quoted market prices, was approximately $514.4 million at September 30, 2005 and $409.4 million at December 31, 2004, or $249.4 million and $144.4 million, respectively, higher than book value.

NOTE 4. DEBT

On July 1, 2005, our 0.5% convertible subordinated debentures became convertible by the holders due to a conversion condition having been met. The conversion condition was met when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended June 30, 2005. As a result, we classified the $265.0 million of debentures as short-term debt on our balance sheet and accelerated the amortization of the remaining $5.0 million of associated unamortized debt issuance costs. This amortization is included within interest expense in the second quarter of 2005 in our consolidated statement of income.

The conversion condition must be met each quarter and was met again in the quarter ended September 30, 2005. Should all or some of the holders elect to convert their debentures, we would be required to repay the applicable principal in cash up to $265.0 million. The ability for the holders to convert will expire on December 31, 2005 unless the conversion condition is met again in the last 30 trading days ending on that date. If the condition is not met during that period, we will reclassify the debt back to long-term. The closing price of our common stock on October 31, 2005 was $83.01.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Commitments

There have been no material changes in our commitments since year end.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure model and property releases for an image we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by securing all necessary model and property releases for imagery for which we hold the copyright, and by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us. We also require contributing photographers, other imagery partners and sellers of businesses or image collections to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided or sold to us. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at September 30, 2005 and December 31, 2004. As such, we believe the estimated fair value of these liabilities is minimal.

In the ordinary course of business, we also enter into certain types of agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services; agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with directors and officers, under which we indemnify them to the full extent allowed by law against claims relating to their service to us; agreements with pur -

13	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

chasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions. The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we believe the estimated fair value of these liabilities is minimal, no related liabilities are recorded at September 30, 2005 or December 31, 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2005	2004	2005	2004

(In thousands)

Net income	$39,060	$26,732	$107,158	$77,970
Net unrealized (losses) gains on revaluation of long-term intercompany balances [1]	(3,871)	1,027	(26,199)	927
Net foreign currency translation adjustment gains (losses) [2]	441	(195)	(2)	(1,032)
Net unrealized (losses) gains on short-term investments	(1,188)	2,130	(1,705)	(1,135)
Deferred taxes on net unrealized gains on short-term investments	—	—	—	46

Total comprehensive income	$34,442	$29,694	$79,252	$76,776

1	Unrealized gains and losses resulting from changes in the exchange rates underlying foreign-currency denominated intercompany balances that are long-term in nature and for which settlement is not planned or anticipated in the foreseeable future are reported in the same manner as translation adjustments (see footnote 2 to this table below). In connection with the acquisition of Digital Vision in the second quarter of 2005, a new $165.0 million long-term intercompany loan payable was established on the books of a subsidiary whose functional currency is the British pound.

2	Each reporting period, the balance sheets and statements of income of the parent company and each subsidiary are translated into U.S. dollars, our reporting currency, and then consolidated. Monthly revenues and expenses are translated into U.S. dollars at the prior month’s average daily exchange rate, while assets and liabilities are translated into U.S. dollars at the rate of exchange on the last day of the reported month. Due to the use of these different exchange rates, translation adjustments arise.

Accumulated other comprehensive (loss) income consisted of the following at the reported balance sheet dates:

	SEPTEMBER 30, 2005	DECEMBER 31, 2004

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances	$9,271	$35,470
Accumulated net foreign currency translation adjustment losses	(12,371)	(12,369)
Accumulated net unrealized losses on short-term investments	(3,901)	(2,196)

Total accumulated other comprehensive (loss) income	$(7,001)	$20,905

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

14	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 1

NOTE 7. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,

	2005	% of Revenue	2004	% of Revenue	2005	% of Revenue	2004	% of Revenue

(In thousands, except percentages)

United States	$79,970	43%	$69,716	45%	$235,001	43%	$206,900	45%
United Kingdom	26,824	15%	22,990	15%	80,288	15%	66,952	15%
Germany	15,626	9%	11,885	8%	45,007	8%	35,117	8%
France	9,675	5%	8,417	5%	31,030	6%	26,553	6%
Rest of world	52,421	28%	40,480	27%	156,590	28%	124,805	26%

Total revenue	$184,516	100%	$153,488	100%	$547,916	100%	$460,327	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

GENERAL

Our key initiatives for 2005 are to: grow the volume of imagery licensed; accelerate international growth; continue to grow the editorial portion of our business; improve and customize the customer experience and search capabilities on gettyimages.com; and achieve a 31% operating margin. We are on track to achieve our 2005 financial objectives; in the first three quarters of 2005 compared to the first three quarters of 2004: we licensed 13% more single still creative images; we grew international revenue 24% (approximately 20% excluding changes in foreign currency exchange rates); editorial revenue increased 20% (approximately 18% excluding changes in foreign exchange rates); and we achieved a 31% operating margin compared to an operating margin of 27% for the first three quarters of 2004. We have also spent the last 18 months mapping out how to improve our website and will begin to see the benefits of this work in 2006.

There have been no material changes in our sources of revenue and cost of sales or our critical accounting policies and estimates and assumptions since December 31, 2004.

Acquisitions of Businesses

On April 20, 2005, we acquired London-based Digital Vision Limited (Digital Vision), one of the world’s leading royalty-free photography businesses, for a purchase price of $177.5 million ($165.0 million of cash and $12.5 million of direct acquisition costs and liabilities assumed). The majority of the purchase price was allocated to goodwill ($134.8 million) and identifiable intangible assets ($33.2 million). Prior to the acquisition, we had a significant number of Digital Vision’s images available for license through our Image Partner program.

On June 8, 2005, we acquired Amana America, Inc., Amana Europe Limited and Iconica Limited (collectively Photonica) for a purchase price of $58.2 million ($48.1 million of cash and $10.1 million of direct acquisition costs and liabilities assumed). Photonica is a rights-managed stock photography agency with its principal offices in New York and London. The majority of the purchase price was allocated to goodwill ($41.3 million) and identifiable intangible assets ($11.6 million).

We also completed several other small acquisitions in 2005. All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are

15	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 2

included in our consolidated financial statements. All acquisitions year-to-date were not material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

RESULTS OF OPERATIONS

Below are selected highlights of our results of operations. All figures in the tables are shown in thousands, except percentages and price per image figures.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2005	2004	2005	2004

PORTFOLIO REVENUE AS A PERCENTAGE OF TOTAL REVENUE
Rights-managed still imagery	42%	46%	43%	49%
Royalty-free still imagery	38%	34%	37%	33%
Editorial imagery	12%	12%	12%	11%
Film	5%	6%	5%	5%
Other	3%	2%	3%	2%

GROSS MARGIN
Rights-managed still imagery	67%	67%	67%	67%
Royalty-free still imagery	82%	76%	79%	77%
Editorial imagery	79%	82%	79%	82%
Film	73%	71%	72%	72%

APPROXIMATE AVERAGE PRICE PER IMAGE [2,3]
Rights-managed single still imagery	$575	$565 [1]	$590	$570 [1]
Royalty-free single still imagery	235	200 [1]	235	195 [1]
Film	545	590 [1]	575	570 [1]

1	These prior period figures have been adjusted to reflect the inclusion of data for Asia Pacific, and for Film to also include royalty-free film data.

2	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore editorial imagery is not included in the per image data.

3	All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images (including flexible license packs but excluding prepackaged CDs) licensed by us directly to our customers, not through distributors.

REVENUE

	2005	% of revenue	2004	% of revenue	$ change	% change

Three months ended September 30	$184,516	100.0	$153,488	100.0	$31,028	20.2
Nine months ended September 30	547,916	100.0	460,327	100.0	87,589	19.0

Revenue for the nine months ended September 30, 2005 was favorably impacted by changes in foreign currency exchange rates year over year, particularly the British pound and euro to the U.S. dollar. The third quarter of 2005, year over year, however did not see much benefit from currency. Net year over year changes in exchange rates added approximately $0.4 million and $10.6 million to revenue for the third quarter and first three quarters of 2005, respectively.

The following year over year revenue discussion excludes the impact of changes in exchange rates. Revenue increased approximately $30.6 million or 19.9% and $77.0 million or 16.7% for the third quarter and first three quarters of 2005, respectively. These

16	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 2

increases were due primarily to higher volumes of images licensed from our royalty-free portfolio at a higher average price per image. The royalty-free volume increase was particularly significant in Europe, where customers continue to adopt this licensing model. Increases in average price per image arose through a shift in the mix of images licensed within our royalty-free portfolio towards higher priced imagery and through selective price increases. In addition to the success of the royalty-free model, the volume of rights- managed imagery licensed for the second and third quarters of 2005 increased modestly. This is in contrast to the first quarter of 2005 when we saw a decline in the volume of rights-managed imagery licensed. Revenue from licenses of editorial imagery and film also increased year-to-date. Revenue from licenses of film in the third quarter, however, was flat.

GROSS PROFIT

	2005	% of revenue (gross margin)	2004	% of revenue (gross margin)	$ change	% change

Three months ended September 30	$137,006	74.3	$111,144	72.4	$25,862	23.3
Nine months ended September 30	399,656	72.9	332,388	72.2	67,268	20.2

Gross profit and gross margin increased year over year due to a shift in overall sales mix towards higher margin royalty-free imagery and a shift within our royalty-free portfolio to wholly-owned imagery. The shift towards wholly-owned imagery occurred as we acquired a significant number of images in 2005 through both business combinations and asset purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

	2005	% of revenue	2004	% of revenue	$ change	% change

Three months ended September 30	$63,309	34.3	$54,661	35.6	$8,648	15.8
Nine months ended September 30	188,270	34.4	163,790	35.6	24,480	14.9

Excluding the impact of changes in exchange rates, SG&A increased $8.7 million or 16.0% and $22.0 million or 13.4% year over year for the third quarter and first three quarters of 2005, respectively. The year over year increase was due mainly to increased staff costs related to employees who joined the company through business acquisitions during the last year and to annual salary increases effective April of 2005.

INVESTMENT INCOME

	2005	% of revenue	2004	% of revenue	$ change	% change

Three months ended September 30	$2,787	1.5	$2,671	1.7	$116	4.3
Nine months ended September 30	8,715	1.6	6,465	1.4	2,250	34.8

Investment income increased in 2005 due to higher cash and cash equivalents and short-term investment balances (prior to funding business acquisitions in the second quarter of 2005) combined with an increase in interest rates.

INTEREST EXPENSE

	2005	% of revenue	2004	% of revenue	$ change	% change

Three months ended September 30	$(433)	(0.2)	$(907)	(0.6)	$474	(52.3)
Nine months ended September 30	(7,246)	(1.3)	(2,887)	(0.6)	(4,359)	151.0

Interest expense increased in 2005 as a conversion condition of our convertible subordinated debentures was met during the second quarter, requiring accelerated amortization in June of 2005 of the remaining $5.0 million of unamortized debt issuance costs. The conversion condition was met when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30

17	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 2

trading days ended June 30, 2005. See discussion of our debentures under “Liquidity and Capital Resources” below for more information.

INCOME TAX EXPENSE

	2005	effective tax rate	2004	effective tax rate	$ change	% change

Three months ended September 30	$(22,475)	(36.5)	$ (16,892)	(38.7)	$(5,583)	33.1
Nine months ended September 30	(62,196)	(36.7)	(49,491)	(38.8)	(12,705)	25.7

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

During the first three quarters of 2005, revenue grew 19%, at a gross margin of 73% and an operating margin of 31%. For the full year of 2005, management expects to report: revenue growth of approximately 18%, at a gross margin of approximately 73%; an approximate 11% to 12% increase in selling, general and administrative expenses; an approximate 6% to 8% decline in depreciation expense; an increase in amortization expense of over 100% due to intangible assets acquired through business combinations late in 2004 and in 2005; an operating margin of approximately 31%; an annual effective income tax rate for 2005 of approximately 37%; and diluted earnings per share of approximately $2.24 to $2.27 based on diluted weighted average shares outstanding of approximately 65 million. These expectations reflect business acquisitions completed during the first three quarters of the year but do not include the effect of future acquisitions of businesses, if any.

These expectations are subject to the risks and uncertainties specific to results of operations that are outlined in the “Results of Operations Outlook” in Part II, Item 7 of our 2004 Annual Report on Form 10-K, as well as the general risks and uncertainties outlined below under “Factors that May Affect the Business.”

LIQUIDITY AND CAPITAL RESOURCES

	SEPTEMBER 30, 2005	DECEMBER 31, 2004

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$451,558	$520,710
Working capital	$203,935	$518,082
Current ratio	1.53	5.55

18	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 2

Cash and cash equivalents and short-term investment balances decreased in the first three quarters of 2005, due to $231.9 million in cash paid for businesses acquired in 2005. This significant use of cash was offset in part by cash flows provided by operating activities of $181.3 million for the first three quarters of 2005.

On July 1, 2005, our 0.5% convertible subordinated debentures became convertible by the holders due to a conversion condition having been met. The conversion condition was met when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended June 30, 2005 and September 30, 2005. As a result, we reclassified the $265.0 million of debentures as short-term debt on our June 30 and September 30 balance sheets. This reclassification caused a significant decrease from year end in our working capital and current ratio. Had we not reclassified the debentures, our working capital would have been $468.9 million and our current ratio would have been 4.99 at September 30, 2005, with the decline from December 2004 due to cash paid for businesses acquired.

We believe the likelihood of a significant number of debentures being tendered for conversion prior to the date that we are able to call the debentures is remote; however, should all or some of the holders elect to convert, we would be required to repay the applicable principal in cash up to $265.0 million, which we would likely fund with existing cash and cash equivalents and short-term investments. The ability for the holders to convert will expire on December 31, 2005 unless the conversion condition is met again in the last 30 trading days ending on that date. If the condition is not met during that period, we will reclassify the debt back to long-term. The closing price of our common stock on October 31, 2005 was $83.01.

In February of 2005, we cancelled our senior credit facility that would have expired in July of 2005 and elected not to replace this facility as it is anticipated that we will be able to satisfy our liquidity needs through existing cash and cash equivalents and short-term investment balances and internally generated cash.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased to $181.3 million for the first three quarters of 2005 from $138.8 million for the first three quarters of 2004 as revenue growth outpaced growth in cash operating expenses, offset in part by a modest increase in days sales outstanding (DSO) to 55 days as of September 2005 from 54 days as of September 2004. Management expects to report approximately $70 million to $80 million in cash flows provided by operating activities for the fourth quarter of 2005.

Cash Flows Used in Investing Activities

Cash flows used in investing activities grew to $254.0 million for the first three quarters of 2005 from $183.7 million for the first three quarters of 2004, due mainly to the acquisition of businesses and collections of imagery in the second and third quarters of 2005. These acquisitions were completed in order to increase our holdings of wholly-owned imagery. Management expects capital expenditures to total approximately $60 million for the full year of 2005, $10 million higher than its previous expectation due to the acquisition of an image collection for $9.0 million in the third quarter.

There were neither material changes in our contractual obligations and rights nor any other material changes in our financial condition during the first three quarters of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”

In December of 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. On April 14, 2005, the SEC delayed the effective date of SFAS No. 123(R) until January 1, 2006 for calendar year companies. SFAS No. 123(R) eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. Accordingly, we will expense the fair value of all share-based compensation beginning January 1, 2006 to selling, general and administrative expenses over the vesting period. Our employee share-based compensation plan includes both stock options and restricted stock units. The impact of this compensation plan on our income statement may vary greatly depending on the number of options and units granted and the future price of our common stock. However, management currently anticipates that our share-based compensation plan will reduce 2006 diluted earnings per share by approximately $0.14 to $0.20. This estimate is based on a range of estimated prices of our common stock and current expectations of the number of shares that may be awarded.

19	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 2

SEC Staff Accounting Bulletin (SAB) No. 107

In March of 2005, the SEC issued SAB No. 107, which interprets SFAS No. 123(R). In particular, this SAB includes interpretive guidance that may be applicable to us related to: share-based payment transactions with nonemployees; methods of valuing share-based payments; the classification of compensation expense in the income statement; capitalization of compensation cost related to share- based payment arrangements; the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); the modification of employee share options prior to adoption of SFAS No. 123(R); and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). This guidance was included in the development of the anticipated impact of SFAS No. 123(R) as discussed above.

SFAS No. 154, “Accounting for Changes and Error Corrections”

In May of 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. These changes are accounted for in the period of change and future periods, as applicable, and may be made only if the new accounting principle is preferable. This Statement is effective for accounting principles changed on or after January 1, 2006.

FACTORS THAT MAY AFFECT THE BUSINESS

We May Not be Able to Compete Effectively Against Competitors

The market for visual content and related services is highly competitive. We believe the principal competitive factors are: name recognition; company reputation; the quality, relevance and breadth of the images in a company’s collections; the quality of contributing photographers, filmmakers and other imagery partners under contract with a company; effective use of current and emerging technology; customer service; pricing and licensing models, policies and practices; and accessibility of imagery and speed and ease of search and fulfillment. Some of our existing and potential competitors may have or may develop products, services or technology superior to ours, or other competitive advantages. If we are not able to compete effectively, we could lose market share, which could have an adverse impact on our revenues and operating results. See the listing of some of our current and potential competitors under “Competition” in Part I, Item 1 of our 2004 Annual Report on Form 10-K.

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

20	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 2

We May Not be Successful in Integrating Acquired Businesses

As part of our business strategy, we have in the past acquired, and may in the future seek to acquire or invest in businesses, products or technologies that could complement or expand our business. The evaluation and negotiation of potential acquisitions, as well as the integration of acquired businesses, divert management time and other resources. Certain other financial and operational risks related to acquisitions that may have a material impact on our business or prevent us from benefiting from an acquisition include:

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

We May Not be Able to Obtain External Financing or Service Our Indebtedness

While management currently anticipates that our current cash and cash equivalents and short-term investment balances and future operating cash flows will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months, we could be required to obtain external financing should our financial results not meet management’s expectations or should we need additional funds to acquire selected businesses or otherwise achieve our objectives. In addition, our convertible subordinated debentures require cash repayment of up to the $265.0 million of principal borrowed potentially at any time upon certain conditions and no later than upon maturity in 2023. On June 21, 2005, we announced that the debentures were convertible by the holders as of July 1, 2005, due to a conversion condition having been met. See Item 2.04 of the Current Report on Form 8-K we filed on June 21, 2005, and the discussion of the terms of these debentures in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in Part II of our 2004 Annual Report on Form 10-K. The conversion condition was met again at September 30, 2005. Should all or some of the holders elect to convert, we would be required to repay the applicable principal in cash up to $265.0 million. The ability for the holders to convert will expire on December 31, 2005 unless the conversion condition is met again in the last 30 trading days ending on that date. Should we need to obtain external financing, through debt or equity, our ability to do so could be affected by changes in U.S. and global capital markets and economies, significant fluctuations in interest rates, the price of our equity securities, fluctuations in the results of our operations, and other financial and business conditions, many of which are beyond our control.

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

We will need to continue to improve our website and these systems, as well as our network infrastructure, to improve our customer experience and to accommodate anticipated increased traffic on our website, sales volume, and the processing of the resulting information. If we do not continue to update and upgrade our website and these other systems, or if we experience significant disruptions or difficulties as a result of or during any such updates or upgrades, we may face system interruptions, poor response times, diminished customer services, impaired quality and speed of order fulfillment, and potential problems with our internal control over financial reporting.

21	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 2

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

Systems Security Risks and Concerns May Harm Our Business

An important component of our business is the secure transmission of confidential information and the transaction of commerce over the Internet. Developments in computer capabilities, viruses, or other events could result in compromises or breaches of our systems or those of other websites and networks, jeopardizing proprietary and confidential information belonging to us or our customers, or causing potentially serious interruptions in our services, sales or operations. We continue to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Significant compromises of our security system or the Internet may reduce our customers’ desire to transact business over the Internet.

Certain of Our Stockholders Can Exercise Significant Influence over Our Business and Affairs

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. Getty Investments L.L.C.; The October 1993 Trust; The JD Klein Family Settlement; Mr. Mark H. Getty, our Chairman; and Mr. Jonathan D. Klein, our Chief Executive Officer (collectively the “Getty Group”), owned approximately 17% of the outstanding shares of our common stock at September 30, 2005. Getty Investments alone owned approximately 16% of the outstanding shares of our common stock at September 30, 2005. Mr. Getty serves as the Chairman of the Board of Directors of Getty Investments, and Mr. Klein serves on the Board of Directors of Getty Investments.

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

Existing or future laws and other regulations that may impact our business include, but are not limited to, those that govern or restrict:

•	privacy issues and data collection, processing, retention and transmission;
•	pricing and taxation of goods and services offered over the Internet;
•	website content, or the manner in which products and services may be offered and/or marketed over the Internet; and
•	sources of liability for companies involved in Internet services or e-commerce.

22	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 3

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The table below provides information about our financial instruments for which the fair values are sensitive to changes in interest rates. For investments, the table presents cash flows and weighted average interest rates by stated maturity dates. For our debt obligation, the table presents principal cash flows by stated maturity date, though the applicable principal of the debentures would be required to be paid in cash if some or all of the debentures were converted by the holders (see discussion under “Debt” below). The respective fair values are determined through market quotes. All instruments are denominated and presented in U.S. dollars.

	STATED MATURITY DATE							FAIR VALUE
	2005	2006	2007	2008	2009	THEREAFTER	TOTAL	SEPTEMBER 30, 2005	DECEMBER 31, 2004

(In thousands, except interest rates)

Short-term investments
Fixed rate	$6,562	$52,305	$54,890	$12,714	$6,176	$2,520	$135,167	$132,930	$136,470
Weighted average interest rate	3.47%	3.30%	3.36%	3.38%	3.38%	3.84%	3.35%	—	—
Variable rate	$6,571	$3,834	$2,000	$—	$1,000	$70,653	$84,058	$84,064	$105,252
Weighted average interest rate	3.74%	3.79%	3.95%	—	4.00%	2.24%	2.49%	—	—
Step-up rate	$—	$—	$29,996	$45,000	$10,000	$—	$84,996	$83,326	$84,236
Weighted average interest rate	—	—	3.12%	2.78%	3.25%	—	2.96%	—	—

Debt
Fixed rate	$—	$—	$—	$—	$—	$265,000	$265,000	$514,431	$409,425
Weighted average interest rate	—	—	—	—	—	0.50%	0.50%	—	—

SHORT-TERM INVESTMENTS

Short-term investments at September 30, 2005 consisted of available-for-sale U.S. agency securities ($172.8 million), auction rate securities ($70.5 million), corporate obligations ($44.6 million), U.S. Treasury obligations ($5.9 million) and money market funds ($6.6 million), carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income. Available-for-sale investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

23	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 3

DEBT

The debt shown in the table above represents our convertible subordinated debentures. As discussed in Part I, Item 2 under “Liquidity and Capital Resources,” we believe the likelihood of a significant number of debentures being tendered for conversion prior to the date that we are able to call the debentures is remote. Therefore, we have included it in the table at its stated maturity date; however, should all or some of the holders convert, we would likely fund the required applicable principal cash repayment of up to $265.0 million with existing cash and cash equivalents and short-term investment balances. The ability for the holders to convert will expire on December 31, 2005 unless the conversion condition is met again in the last 30 trading days ending on that date. The closing price of our common stock on October 31, 2005 was $83.01.

Credit Risk

In addition to interest rate risk, our short-term investments expose us to credit-related losses as they comprise debt instruments issued by third parties. We mitigate this risk by only buying investment grade debt securities. At September 30, 2005, 89% of our investments were in AAA rated or US Treasury debt instruments, as compared to 88% at December 31, 2004. No investments were rated below A at either date. Significant concentrations of investments at September 30, 2005 were Fannie Mae ($62.2 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($52.9 million fair value). Concentrations of investments at December 31, 2004 were Fannie Mae ($62.6 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($54.5 million fair value). The majority of these concentrated investments were AAA rated at September 30, 2005 (97%) and December 31, 2004 (98%).

24	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 3

Foreign Currency Exchange Rate Risk

FOREIGN CURRENCY TRANSACTIONS

Short-Term Foreign Currency Balances    Foreign-currency denominated assets and liabilities, other than long-term intercompany balances (discussed below), which are subject to transaction gains and losses each month, that were outstanding at September 30, 2005 and December 31, 2004, and were in excess of $3.0 million individually at these dates are summarized in the table below by the functional currency of the subsidiary where the balances are recorded. Changes in balances since December 31, 2004 are due to intercompany management charges and royalties, cash settlements, foreign currency revaluation, and forward foreign exchange contract activity. All balances at September 30, 2005 are expected to settle within 12 months in the currencies listed.

	SEPTEMBER 30, 2005	DECEMBER 31, 2004

(In thousands, except settlement rates)

British Pound Functional Currency
Receivables (payables) denominated in:
Euros	$12,972	$6,092
U.S. dollars	11,144	(1,986)
Forward foreign currency exchange contracts:
Receive British pounds/pay euros
Contract amount (€13,800 and €7,500 notional amounts at September 30, 2005 and December 31, 2004, respectively)	$(16,646)	$(10,037)
Weighted average contractual settlement rate	0.68	0.70

Euro Functional Currency
Receivables (payables) denominated in:
British pounds	$(2,524)	$3,890

U.S. Dollar Functional Currency
Receivables denominated in:
British pounds	$15,171	$3,764
Euros	8,281	4,215
Japanese yen	4,659	2,364
Forward foreign currency exchange contracts:
Receive U.S. dollars/pay British pounds
Contract amount (£5,900 and £1,850 notional amounts at September 30, 2005 and December 31, 2004, respectively)	$(10,431)	$(3,545)
Weighted average contractual settlement rate	1.80	1.89
Receive U.S. dollars/pay Canadian dollars
Contract amount (C$3,810 and C$1,410 notional amounts at September 30, 2005 and December 31, 2004, respectively)	$(3,281)	$(1,172)
Weighted average contractual settlement rate	1.19	1.21
Receive U.S. dollars/pay euros
Contract amount (€15,200 and €12,925 notional amounts at September 30, 2005 and December 31, 2004, respectively)	$(21,171)	$(17,498)
Weighted average contractual settlement rate	1.23	1.32
Receive U.S. dollars/pay Japanese yen
Contract amount (¥621,000 and ¥190,000 notional amounts at September 30, 2005 and December 31, 2004, respectively)	$(5,570)	$(1,850)
Weighted average contractual settlement rate	110.92	104.05

Long-Term Intercompany Balances    Foreign exchange losses of $26.2 million and gains of $0.9 million for the first three quarters of 2005 and 2004, respectively, arose from the revaluation of foreign-currency denominated long-term intercompany balances and were

25	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART I	ITEM 3

included in accumulated other comprehensive income. In connection with the acquisition of Digital Vision in the second quarter of 2005, a new $165.0 million long-term intercompany loan payable was established on the books of a subsidiary whose functional currency is the British pound. This new loan doubled that subsidiary’s long-term U.S. dollar exposure. There were no other changes in long-term intercompany balances in 2005.

FOREIGN CURRENCY TRANSLATION

We recognized translation adjustment losses of two thousand dollars and $1.0 million in the first three quarters of 2005 and 2004, respectively. Accumulated translation losses included in accumulated other comprehensive income at September 30, 2005 and December 31, 2004 were $12.4 million at both dates. Changes from the first three quarters of 2004 to the first three quarters of 2005 in the exchange rates used to translate the results of operations of subsidiaries with non-U.S. dollar functional currencies resulted in increases in U.S. dollar reported revenue, selling, general and administrative expenses and depreciation of approximately $10.6 million, $2.5 million and $0.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, these disclosure controls and procedures were effective.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Reference is made to the Exhibit Index beginning on page 27 for a list of all exhibits filed as part of this report.

26	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 3, 2005

27	GETTY IMAGES, INC.	Q3 2005	FORM 10-Q	PART II	ITEM 6

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.39 *	Form of Executive Stock Option Agreement

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Elizabeth J. Huebner, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Elizabeth J. Huebner, CFO

*	Indicates management contracts or compensatory plans or arrangements.