Form 10-K
period 2005-12-31
GETTY IMAGES INC
filed 2006-03-09
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

Commission File Number: 001-31516

GETTY IMAGES, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	98-0177556
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3,795.6 million as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock of $74.26 as reported by the New York Stock Exchange on such date.

As of January 31, 2006, the registrant had 62,325,404 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to certain portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Our Annual Meeting of Stockholders will be held on May 2, 2006.

An Index to Exhibits appears at Part IV, Item 15, pages 31 to 34 herein.

GETTY IMAGES, INC.	December 31, 2005	FORM 10-K

1	GETTY IMAGES, INC.	2005	FORM 10-K	PART I	ITEM 1

PART I

ITEM 1. BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Annual Report on Form 10-K, the documents incorporated herein by reference, and other documents filed with, and furnished to, the Securities and Exchange Commission. These statements are based on our current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of our views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in revenue, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those set forth in Part I, Item 1A. “Risk Factors” as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that we file with, and furnish to, the Securities and Exchange Commission from time to time.

In this Annual Report, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF THE BUSINESS

Overview

Getty Images, Inc. was founded in 1995 and is a leading creator and distributor of visual content and one of the first places creative professionals turn to discover, license and manage imagery. The company’s award-winning photographers and imagery help customers create inspiring work which appears every day in the world’s most influential newspapers, magazines, advertising campaigns, films, television programs, books and websites. Headquartered in Seattle, Washington and serving customers in more than 100 countries, Getty Images believes in the power of imagery to drive positive change, educate, inform, and entertain. We deliver our products digitally via the Internet and CDs. Our products are sold through company-owned offices and a global network of delegates. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry’s leading image collections onto a single website, gettyimages.com.

We provide high quality, relevant imagery to: creative professionals at advertising agencies, graphic design firms, corporations and film and broadcasting companies; editorial customers involved in newspaper, magazine, book, CD and online publishing; and corporate marketing departments and other business customers. By aggregating the content of our various leading imagery collections on the Internet and partnering with other imagery providers, we offer a comprehensive and user-friendly solution for our customers’ imagery needs. Our goal is to be the leading image solutions provider in every major market, offering visual communications professionals imagery and related services at multiple price points on multiple platforms.

Products, Services and Customers

PRODUCTS AND SERVICES

We offer our customers a variety of visual content, including creative or “stock” imagery (both still and moving images), editorial photography (news, sports, entertainment and archival imagery), illustrations and related services. Imagery is offered to customers through our creative photography collections (The Image Bank, Photodisc, Digital Vision, Allsport Concepts, Iconica, MedioImages, Photonica, Photographer’s Choice, Reportage, Retrofile, Stone, Stone+, Taxi and Taxi Japan), our film collections (Archive Films, Image Bank Film, Digital Vision and Photodisc) and Getty Images Editorial collections (news, sports, entertainment and Hulton|Archive), as well as the collections of other imagery providers (image partners), such as National Geographic, Universal Studios and Time Life Pictures. We believe that by offering a selection of the highest quality images from other providers of visual content, we enhance our ability to serve our customers and to generate additional revenue with minimal incremental cost. In 2005, we

2	GETTY IMAGES, INC.	2005	FORM 10-K	PART I	ITEM 1

added nearly 40 new collections from image partners to our website, including both creative and editorial imagery, nearly doubling the number of image partner collections we offer. Our images are offered through our website, CDs and our global network of delegates.

We also offer assignment services under which we handle all aspects of a custom photography project for a customer, such as photographing executives for an annual report, producing product shots for a brochure or documenting a news event. We use a global network of experienced photographers on staff or on contract for assignment photography projects.

CUSTOMERS

We serve a variety of customers in four major categories: creative customers (advertising and design agencies), editorial customers (publishing and media companies), corporate customers (in-house advertising groups and corporate marketing departments) and film customers (film and broadcast production companies). These customer categories are not mutually exclusive. Due to the large number of our customers and their dispersion across many geographic areas, we are not dependent on a single customer or a few customers, the loss of which would have a material adverse effect on us.

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

Editorial Customers    We supply images to a customer base of professionals who use imagery in the publication of newspapers, books and magazines, both online and in traditional media. The imagery that is provided to these customers covers major political, news, social and sporting events ranging from contemporary photographs to imagery from the beginning of photography in the early nineteenth century. These customers are looking for imagery that illustrates the story they are covering and often require that the imagery be delivered during or immediately following the event. Many of these customers also license creative imagery.

Corporate Customers    We offer a variety of imagery to corporate marketing departments and other business customers. These customers require imagery for a wide range of business communication materials for internal and external use, including brochures, employee communications, annual reports, newsletters, websites, advertisements and presentations.

Film Customers    We offer film (moving imagery) to customers engaged in producing commercial motion pictures, television advertisements and programming, trade show and promotional videos, documentaries and other film-based media. These customers require contemporary and archival film clips covering a broad range of topics, and they often use still imagery as well.

Sources and Availability of Content

The imagery we provide our customers is created by a substantial number of contributors (photographers, filmmakers and illustrators). Therefore, we do not rely on any single or small group of contributors to meet our content needs.

CREATIVE

We have creative research and imagery teams in London, Los Angeles, Munich, New York, Paris, Sao Paolo, Seattle, Sydney and Tokyo that analyze customer requests and buying behavior and perform research in key markets in order to target, source and produce images. We have contractual relationships with contributing photographers, including highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. In many cases, we provide on-site art direction for our photographers, working with them on location around the world. We accepted approximately 100,000 new images from photographers into our creative photography collections, plus approximately 250,000 images from partner collections in 2005, bringing our total creative imagery collection to over one million images. All new images accepted into our collections are digitized, edited and assigned keywords, as necessary, and posted on our website and are available for search, selection, license and download 24 hours a day, seven days a week.

EDITORIAL

For editorial content, availability of imagery is time critical. To this end, we have production teams in London, New York and Sydney through which photographers may submit imagery at any time. We license editorial content produced by our staff photographers and by contributing photographers and other imagery providers with whom we have contractual relationships. We receive thousands of

3	GETTY IMAGES, INC.	2005	FORM 10-K	PART I	ITEM 1

digital editorial images per week from our photographers around the world and make these available through our website and through a wire service. By using digital technology, we are able to make new images available online within minutes of photographer transmission from major news, sports and entertainment events. In addition, we have made available on our website, a core collection of archival imagery of interest to editorial customers. We identify upcoming events that will generate demand for particular archival images, and we actively market the availability of those images to our editorial customers. We also offer in-depth research services for our customers’ more extensive projects.

FILM

We maintain and license a growing library of commercially relevant cinematography covering a broad range of contemporary and archival subjects. Our film collections represent imagery from hundreds of filmmakers and film producers, and each film clip is cataloged for quick access and retrieval in film, videotape and digital formats.

Marketing, Sales and Distribution

MARKETING

We reach our customers through diverse marketing campaigns including: our website (online marketing), direct mail and e-mail (direct marketing) and events (experience marketing). These campaigns aim to build awareness for the Getty Images brand and promote the latest imagery and related services available on gettyimages.com. We strive to provide relevant materials to our international customers by producing localized marketing materials, including local language and locally applicable content, where appropriate.

Online Marketing    Our website acts as a marketing tool, in addition to a sales tool. For example, we often invite customers to view our latest creative imagery in special “galleries” on our website. We also promote images available on CD and regularly provide a summary of the latest breaking stories in the editorial section of our website.

Direct Marketing    Direct mail and e-mail are part of our integrated marketing campaigns aimed at gaining new customers through prospecting and at promoting our latest imagery and related services to our existing customer base.

Experience Marketing    Getty Images organizes events in leading creative cities around the world to showcase our photographers and their work. These events include lectures, seminars, exhibitions and sponsorship of major industry events such as the Cannes Advertising Festival and Visa Pour L’Image, the world’s largest photojournalism festival.

SALES AND DISTRIBUTION

We license our imagery through our website, company-owned offices and a global network of delegates, serving customers in more than 100 countries. A direct sales force and national accounts management team target high volume users of images, while our technical support staff, who have expertise in digital image applications, design tools and photo manipulation methodologies, assist customers in using our images.

We encourage our customers to take advantage of the comprehensive image search capabilities of our website and digital delivery of selected images. We believe the ability to search for, select, license and download images over the Internet offers our customers convenience and speed and enables us to achieve greater economies of scale. Direct communication with our customers, however, remains a significant component of our sales strategy. Our sales representatives assist customers in finding the images they need and keep them informed about our latest products and services.

Product Rights    Customers may license rights to use single images, film clips or multiple images through subscriptions or CDs. Ownership of imagery does not pass to customers who license the imagery.

Licensing Methods    Customers may license images using one of three licensing methods: rights-managed, royalty-free or subscription. We group our creative and moving image collections into categories corresponding to these licensing methods. Creative imagery may be licensed through any of these methods, while editorial imagery may be licensed through subscriptions or rights-managed licenses.

For rights-managed licensing, the license fee is based on how the image will be used, including geographical distribution, license duration, medium, exclusivity and circulation. For example, an image to be used as an eighth of a page photo in a brochure to be distributed in one city for three months will cost less to license than an image to be used in a global advertising campaign for a year

4	GETTY IMAGES, INC.	2005	FORM 10-K	PART I	ITEM 1

that includes print advertising, billboards and point-of-purchase displays. We also offer Flexible License Packs, which provide customers a quick and cost effective way to license an image for multiple preset media without having to enter into separate license agreements.

For royalty-free licensing, the license fee is based on the size of the digital file, from standard resolution (generally one to three megabytes) to high resolution (generally 75 megabytes). Once the customer has licensed an image, that customer may use that image multiple times for multiple projects without paying additional fees. Royalty-free images may be licensed on a single image basis or as part of a collection of images on a CD or virtual CD (a group of images offered online for one fee) or through a subscription.

Subscription licensing is available for selected editorial and royalty-free creative images. Under this licensing method, customers pay a periodic fee and then may utilize the images as they require during the subscription period.

Operations and Technology

We employ a centralized and integrated technology platform as the foundation for our website as well as our back-office systems. This platform enables customers to search, select, license and download our imagery from one location, gettyimages.com. It also supports centralized sales order processing, customer database management, finance and accounting systems. These systems span multiple operational activities, including customer interaction, transaction processing, order fulfillment and invoicing. Our systems infrastructure is hosted internally as well as at an external hosting provider. Both internal and external hosting centers provide 24-hour monitoring, power generators and back-up systems.

In 2005, we created a second datacenter in London, England to provide regionalized e-commerce functions and serve as an alternate site to support business continuity in the event of an emergency. The London datacenter contains a complete, on-line copy of our image assets and will provide improved recovery capabilities beginning in early 2006. The London facility provides 24-hour monitoring, power generators and back-up systems.

Our website is available in six languages; U.S. English, U.K. English, French, German, Japanese and Spanish. In addition, in 2005, we made a small investment in a joint venture that is licensing our imagery through a Chinese language website. We also added subscription licensing functionality to the creative portion of our website to support subscription licensing of certain royalty-free images.

The technology architecture supporting gettyimages.com employs a set of software applications to: 1) categorize digital content and embed appropriate keywords and search data; 2) search large information databases across languages and linguistic context; 3) present detailed information related to specific digital content elements; 4) manage online e-commerce transactions for the license of much of our digital content; 5) manage invoice generation and accounts receivable from customers; and 6) track a broad range of intellectual property rights and permissions. These applications are a combination of our proprietary technologies and commercially available licensed technologies. We focus our internal development efforts on creating and enhancing the specialized proprietary software that is unique to our business. We intend to continue to investigate, qualify and develop technology and internal systems that support key areas of our business to enhance the experience of our customers.

Competition

The market for visual content and related services is highly competitive. We believe that the principal competitive factors are:

•	name recognition;
•	company reputation;
•	the quality, relevance and breadth of the images in a company’s collections;
•	the quality of contributing photographers, filmmakers and other imagery partners under contract with a company;
•	effective use of current and emerging technology;
•	customer service;
•	pricing and licensing models, policies and practices; and
•	accessibility of imagery and speed and ease of search and fulfillment.

Some of our current and potential competitors include:

•	other general visual content providers such as Corbis Corporation, Jupitermedia Corporation, Amana Inc., Alamy Limited, Index Stock Imagery, Inc., Photolibrary Group Limited and Masterfile Corporation;

5	GETTY IMAGES, INC.	2005	FORM 10-K	PART I	ITEM 1

•	specialized visual content companies that are well established in their local, content or product-specific market segments such as Reuters Group PLC, the Associated Press, MediaVast, Inc. and ZUMA Press, Inc.;
•	stock film footage companies such as Corbis Corporation; and
•	commissioned photographers.

There are also hundreds, if not thousands, of small stock photography and film footage agencies and image content aggregators throughout the world with whom we compete.

Intellectual Property

Most of the images in our creative collections are obtained from independent photographers and filmmakers on an exclusive basis. Professional photographers and filmmakers prefer to retain ownership of their work. As a result, copyright to an image remains with the contributing photographer or filmmaker in most cases, while we obtain the right to market the image on their behalf for a period of time. A substantial portion of the images in our editorial collections and certain images in our creative collections are owned by us or are in the public domain.

We also own numerous trademarks that are important to our business. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks generally can be renewed indefinitely as long as the trademarks are in use. Please see “We May Lose the Right to Use ‘Getty Images’ Trademarks in the Event We Experience a Change of Control” within Item 1A of this Annual Report on Form 10-K for more information about certain of our trademarks.

Relationship with Our Employees

At December 31, 2005, we had 1,823 employees (excluding those on leave). Of these, 975 were located in the Americas, 711 in Europe and 137 in the rest of the world. We believe that we have satisfactory relations with our employees.

Compliance with Federal, State and Local Environmental Provisions

All of our facilities are subject to environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, earnings or competitive position.

Financial Information about Segments and Geographic Areas

We operate the company as one business segment. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K.

The geographic information required herein is contained in Note 9 to our Consolidated Financial Statements “Business Segments and Geographic Areas” in Part IV, Item 15(A) of this Annual Report on Form 10-K and is incorporated by reference herein.

Available Information

We file reports with, and furnish reports to, the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. We maintain an Internet site, http://www.gettyimages.com, where we make these reports and related amendments available free of charge as soon as reasonably practicable after we electronically deliver such material to the SEC. The following documents are available in the Corporate Governance section of gettyimages.com: our Corporate Governance Guidelines; charters for the Audit, Compensation, and Nominating and Corporate Governance Committees; Code of Business Conduct; and Code of Ethics for Getty Images’ Management and Board of Directors. These guidelines, charters and codes are also available in print to any stockholder on request. Please write to Investor Relations Department, Getty Images, Inc., 601 North 34th Street, Seattle, Washington 98103 or investorrelations@gettyimages.com or call us at 1-866-275-4389. Our website and the information contained therein or connected thereto are not incorporated by reference into this Annual Report on Form 10-K. If any material provisions of our Code of Ethics or our Code of Business Conduct are waived for any member of Getty Images’ management or the Board of Directors, or if any substantive changes are made to our Code of Ethics as they relate to any member of Getty Images’ management or the Board of Directors, we will disclose that fact on our website within four business days. In addition, any other material amendments to our Codes will be disclosed.

On May 31, 2005, our Chief Executive Officer filed a Section 303A.12(a) CEO Certification with the New York Stock Exchange. The CEO Certification attests that the Chief Executive Officer is not aware of any violations by the company of NYSE’s Corporate Governance Listing Standards.

6	GETTY IMAGES, INC.	2005	FORM 10-K	PART I	ITEM 1A

ITEM 1A. RISK FACTORS

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST COMPETITORS

The market for visual content and related services is highly competitive. We believe the principal competitive factors are:

•	name recognition;
•	company reputation;
•	the quality, relevance, and breadth of the images in a company’s collections;
•	the quality of contributing photographers, filmmakers and other imagery partners under contract with a company;
•	effective use of current and emerging technology;
•	customer service;
•	pricing and licensing models, policies and practices; and
•	accessibility of imagery and speed and ease of search and fulfillment.

Some of our existing and potential competitors may have or may develop products, services or technology superior to ours, or otherwise have competitive advantages. If we are not able to compete effectively, we could lose market share, which could have an adverse impact on our revenues and operating results. See the listing of some of our current and potential competitors under “Competition” within Item 1 above.

OUR FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

We expect our revenues and operating results to vary from quarter to quarter due to a number of factors, both within and outside of our control, including, but not limited to, the following:

•	demand for our existing and new imagery and related services, and those of our competitors;
•	changes in our pricing and licensing models, policies and practices;
•	changes in the mix of imagery licensed and services sold, including the mix of licensed uses, company-owned versus contributor-supplied imagery, and the geographic distribution of such licenses, each of which affect the price of a license and/or the royalty we pay on the license;
•	our ability to attract and retain customers;
•	costs related to potential acquisitions and the development and/or use of technology, services or products;
•	fluctuations in foreign currency exchange rates, changes in global capital markets and economic conditions, and changes to applicable tax laws and regulations;
•	the termination or expiration of certain image partner, distributor, or reseller agreements; and
•	changes in estimates and assumptions made by us in preparing our financial statements, including those discussed in the “Critical Accounting Policies and Estimates and Assumptions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in Part II of this Annual Report on Form 10-K.

Because of these risks and others, it is possible that our future results may differ from our expectations and the expectations of analysts and investors, causing our stock price to fluctuate.

WE MAY NOT BE SUCCESSFUL IN ACQUIRING OR INTEGRATING BUSINESSES

As part of our business strategy, we have in the past acquired and invested in, and may in the future seek to acquire or invest in businesses, products or technologies that could complement or expand our business. The evaluation and negotiation of potential acquisitions, as well as the integration of acquired businesses, divert management time and other resources. Certain other risks related to acquisitions that may have a material impact on our business or prevent us from benefiting from an acquisition or investment include:

•	costs incurred in performing due diligence relating to potential acquisitions;
•	use of cash resources, incurrence of debt or stockholder dilution through issuances of our securities to fund acquisitions;
•	assumption of actual or contingent liabilities that are or are not identified during due diligence;

7	GETTY IMAGES, INC.	2005	FORM 10-K	PART I	ITEM 1A

•	amortization expense related to acquired intangible assets, impairment of any goodwill acquired and other adverse accounting consequences;
•	difficulties and expenses in assimilating the operations, products, technology and information systems of an acquired company;
•	retention of key employees, customers, and suppliers of an acquired business; and
•	an adverse review of an acquisition or potential acquisition, or limitations put on such acquisitions, by a regulatory body.

WE MAY EXPERIENCE SYSTEM AND SERVICE DISRUPTIONS AND DIFFICULTIES

The digitization and Internet distribution of our visual content is a key component of our business. As a result, we are particularly dependent upon, and have expended significant resources to ensure, the efficient functioning of our website (and the technology behind it) to allow our customers to access and conduct transactions through our website. We also have focused significant resources and attention on the installation and development of systems for technology, business processes, sales and marketing systems, royalty and other finance systems, customer interfaces, and other corporate administrative functions, on which we depend to manage and control our operations.

We will need to continue to improve our website and systems, as well as our network infrastructure, to improve our customer experience and to accommodate anticipated increased traffic, sales volume, and processing of the resulting information. If we do not continue to update and upgrade our website, network and systems, or if we experience significant disruptions or difficulties as a result of or during any such updates or upgrades, we may face system interruptions, poor website response times, diminished customer services, impaired quality and speed of order fulfillment, and potential problems with our internal control over financial reporting.

In the past, we have experienced infrequent and brief system interruptions that made portions of our website unavailable or prevented us from efficiently uploading images to our website, or taking, processing or fulfilling orders. Additionally, we depend on certain third-party software and system providers for the processing and distribution of our imagery and related services. System disruptions and difficulties, whether as a result of our internally developed systems or those of the third-party providers, may inconvenience our customers and/or result in negative publicity, and may negatively affect our ability to provide services and the volume of images we license and deliver over the Internet.

Additionally, the computer and communications hardware necessary to operate our corporate functions are located in metropolitan areas worldwide. Any of these systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. In certain of our offices and facilities, we may not have complete redundancy for all of our network and telecommunications facilities.

SYSTEMS SECURITY RISKS AND CONCERNS MAY HARM OUR BUSINESS

An important component of our business is the secure transmission of confidential information and the transaction of commerce over the Internet. Developments in computer capabilities, viruses, or other events could result in compromises or breaches of our systems, website or networks, jeopardizing proprietary and confidential information belonging to us or our customers, or causing potentially serious interruptions in our services, sales or operations. We continue to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Significant compromises of our security system or the Internet may reduce our customers’ desire to transact business over the Internet.

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. Getty Investments L.L.C., the October 1993 Trust, the JD Klein Family Settlement, Mr. Mark H. Getty, our Chairman, and Mr. Jonathan D. Klein, our Chief Executive Officer (collectively the “Getty Group”), owned approximately 17% of the outstanding shares of our common stock at December 31, 2005. Getty Investments alone owned approximately 15% of the outstanding shares of our common stock at December 31, 2005. Mr. Getty serves as the Chairman of the Board of Directors of Getty Investments, and Mr. Klein serves on the Board of Directors of Getty Investments.

As a result of their share ownership, the Getty Group has significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of business acquisitions. The substantial percentage of our common stock held by the Getty Group could also make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock. In addition to ownership of our common stock, the Getty Group’s influence over us is increased by Mr. Getty’s role as the Chairman of our Board of Directors, and Mr. Klein’s role as Chief Executive Officer and as a member of our Board of Directors.

8	GETTY IMAGES, INC.	2005	FORM 10-K	PART I	ITEM 1A

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

WE MAY NOT BE ABLE TO OBTAIN EXTERNAL FINANCING OR SERVICE OUR INDEBTEDNESS

While we currently anticipate that our current cash and cash equivalents and short-term investments and future operating cash flows will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months, we could be required to obtain external financing should our financial results not meet our expectations or should we need additional funds to acquire selected businesses or otherwise achieve our objectives. In addition, our convertible subordinated debentures require cash repayment of up to the $265.0 million of principal borrowed potentially at any time upon certain conditions and no later than upon maturity in 2023. On June 21, 2005, we announced that the debentures were convertible by the holders as of July 1, 2005, due to a conversion condition having been met. The conversion condition was met again at December 31, 2005. Should all or some of the holders elect to convert, we would be required to repay the applicable principal in cash up to $265.0 million. The ability for the holders to convert will expire on March 31, 2006 unless the conversion condition is met again in the last 30 trading days ending on that date. See discussion of the terms of these debentures in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Annual Report on Form 10-K. Should we need to obtain external financing, through debt or equity, our ability to do so could be affected by changes in U.S. and global capital markets and economies, significant fluctuations in interest rates, the price of our equity securities, fluctuations in the results of our operations, and other financial and business conditions, many of which are beyond our control.

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

ITEM IB. UNRESOLVED STAFF COMMENTS

None

9	GETTY IMAGES, INC.	2005	FORM 10-K	PART I	ITEM 2

ITEM 2. PROPERTIES

Our principal executive offices and worldwide headquarters are located in Seattle, Washington. We also have a significant presence in New York, New York and London, England. In addition, we lease office space in other major cities around the world. Following is a table detailing the facilities we leased as of December 31, 2005, including those that were excess as of that date.

Location	Lease Expiration	Approximate Area Leased (square feet)	Total Excess Area (square feet)	Percent Excess	Excess Area Subleased (square feet)	Percent Excess Subleased

Seattle	2013	180,300	6,500	4%	6,500 [1]	100%
New York	2006 – 2015	264,000	153,300	58%	145,800 [2]	95%
London	2008 – 2016	89,500	26,100	29%	—	—
Other	2006 – 2025	207,500	73,400	35%	32,100 [3]	44%

Total		741,300	259,300	35%	184,400	71%

[1]	These subleases expire in 2007 and 2008.

[2]	This sublease expires in 2007, eight years prior to the end of our respective lease.

[3]	This represents two subleases that expire in 2007 and 2011, coterminous with our respective leases.

Our existing facilities represent general office and storage space and are adequate and appropriate for our operations.

ITEM 3. LEGAL PROCEEDINGS

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as the failure to secure model or property releases for imagery we license. Claims may also include those brought by photographers and filmmakers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the anticipated costs of settling claims for which we believe a loss is probable. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of 2005.

10	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “GYI.” The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices of our common stock as reported on the NYSE:

	High	Low

Year ended December 31, 2005
First quarter	$75.02	$64.42
Second quarter	79.77	70.52
Third quarter	87.70	70.58
Fourth quarter	95.43	78.13

Year ended December 31, 2004
First quarter	$54.26	$47.15
Second quarter	60.09	51.65
Third quarter	60.48	50.28
Fourth quarter	70.30	52.39

On January 31, 2006, the closing market price of our common stock as reported on the NYSE was $81.65 per share.

HOLDERS

There were approximately 89 holders of record of our common stock on January 31, 2006.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the foreseeable future.

UNREGISTERED SECURITIES

We did not issue any unregistered securities during the fourth quarter of 2005.

11	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 6

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto in Part IV, Item 15(A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

YEARS ENDED DECEMBER 31,	2005	2004	2003	2002	2001

(In thousands, except per share amounts and ratios)

Consolidated Statement of Income Data
Revenue	$733,729	$622,427	$523,196	$463,011	$450,985
Income (loss) before income taxes	230,654	174,039	87,716	36,087	(98,662)
Net income (loss)	149,703	106,650	64,017	21,468	(95,312)
Net income (loss) per share
Basic	$2.43	$1.81	$1.16	$0.40	$(1.84)
Diluted	2.28	1.72	1.11	0.39	(1.84)
Shares used in computing per share amounts
Basic	61,567	59,006	55,412	53,084	51,723
Diluted	65,744	62,031	57,514	55,455	51,723

Other Operating Data
Ratio of earnings to fixed charges [1]	17.6 [3]	18.4	6.5	2.7	—
Deficiency of earnings to fixed charges [2]	$—	$—	$—	$—	$98,662

Consolidated Balance Sheet Data
Total assets	$1,663,085	$1,451,584	$1,224,084	$1,025,055	$993,081
Long-term debt, net of current maturities	— [4]	265,000	265,011	244,739	256,215

[1]	Ratio of earnings to fixed charges means the ratio of income before fixed charges and income taxes to fixed charges, where fixed charges are the aggregate of interest expense, including amortization of debt issuance costs, and an allocation of rental charges to approximate equivalent interest.

[2]	Due to the net loss incurred in 2001, the ratio of earnings to fixed charges was less than 1:1. We would have had to generate additional earnings in the amount indicated in the table to have achieved a ratio of 1:1.

[3]	Included as a deduction from income before income taxes and as an addition to interest expense in 2005 is accelerated amortization of debt issuance costs in the amount of $5.0 million. Excluding this amortization, the ratio of earnings to fixed charges would have been 27.6 for 2005.

[4]	Our debentures, in the amount of $265.0 million, remain outstanding at December 31, 2005; however, they have been reclassified to short-term due to a conversion condition having been met. See Note 5 to the Consolidated Financial Statements for more information.

12	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part IV, Item 15(A), Part I, Item 1. “Business,” and Part II, Item 6. “Selected Consolidated Financial Data,” of this Annual Report on Form 10-K. Many of the statements in the following “General” section of the MD&A are “forward-looking” and are based on our current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of our views as of the date this document is filed with the Securities and Exchange Commission (SEC). These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those specifically set forth in this section and those in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish, to the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC unless read in conjunction with all of our documents filed with, and furnished to, the SEC thereafter.

GENERAL

Overview

We are a leading creator and distributor of high quality, relevant imagery and related services to creative professionals at advertising agencies, graphic design firms, corporations, and film and broadcasting companies; editorial customers involved in newspaper, magazine, book, CD-ROM and online publishing; and corporate marketing departments and other business customers. Our goal is to be the leading image solutions provider in every major market, offering visual communications professionals products and related services at multiple price points on multiple platforms. We intend to do this by providing high quality, relevant imagery and related services that are easily accessed and easily licensed at multiple price points.

We anticipate that the market for still and moving imagery will grow over the next several years allowing us more opportunities to execute on our strategy. We believe that the growth will be led by the continued emergence of new communications platforms, growth in Internet advertising and increased use of imagery as a communication tool globally.

We are seeing growth in the market for new communications platforms, which we believe, over time, will utilize more visually rich content than others before them. Today, these platforms, namely the Internet and mobile devices, have been of limited communication value because of content portability limits. We believe that, over time, technological advances will lessen these limits and that these platforms and our related offerings, including still and moving imagery, will thrive. We intend to meet the needs of the users of these platforms with relevant, high quality imagery appropriate for each platform.

For 2006, we have established four key objectives in support of our goal to be the leading image solutions provider in every major market. These key objectives are to: innovate products, services, platforms and markets; accelerate growth in non-English speaking countries; revitalize our website with new features and search functionality; and continue to develop a world class selling organization.

INNOVATE PRODUCTS, SERVICES, PLATFORMS AND MARKETS

We will continue to offer new and innovative imagery and related services. We will support innovators of new communications platforms by creating or acquiring high quality imagery appropriate for these platforms and by altering licensing models as necessary.

ACCELERATE GROWTH IN NON-ENGLISH SPEAKING COUNTRIES

We plan to accelerate growth in licenses of both editorial and creative imagery in non-English speaking countries by expanding our product and service offerings in markets that we have not fully penetrated, by creating or acquiring locally relevant imagery and by localizing search capability on our website. In 2005, we made a small investment in a joint venture, which is now licensing our imagery through a Chinese language website.

REVITALIZE OUR WEBSITE

We already have what we believe to be the best website in the industry for image professionals. However, we believe that we can improve our customers’ experience and grow our market share by revitalizing our website with new features and search functionality.

13	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

The focus of the revitalization will be localization and personalization and will include customizable search and views, localized search and single search across all content, guided navigation, disambiguation, improved performance and improved digital workflow infrastructure.

CONTINUE TO DEVELOP A WORLD-CLASS SELLING ORGANIZATION

Our objective in 2006 is to continue to develop our selling organization into one that is world-class. Achievement of this objective will require structure and process improvements and training on a number of tools to allow sales people to spend less time on administration and more time interacting with customers. We will also leverage our expertise more, using our creative talent to influence and inspire customers as to the power of imagery.

Our ability to meet our 2006 objectives is subject to many risks and uncertainties. These risks and uncertainties include, but are not limited to, our ability to: provide product offerings that are relevant and desirable in international markets; improve international respect for our copyrights; successfully develop and market new service offerings that complement our existing products and services; and identify and implement new technology. Meeting our 2006 objectives is also subject to the general risks discussed in Part I, Item 1A of this Annual Report on Form 10-K.

Revenue

We generate our revenue from licensing rights to use imagery and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving licensing rights to use single still images, film clips or CDs containing multiple images. We also generate revenue from subscription image licenses and from custom photo shoots.

In addition to being licensed directly by us, our imagery is also licensed through delegates worldwide. Licenses through delegates comprised approximately 6% of our revenue in 2005. Delegates typically earn and retain 35% to 40% of the license fee paid by their customers, and we recognize the remaining 60% to 65% as revenue.

STILL IMAGERY

The still imagery that we license can be broken down into three portfolios: rights-managed, royalty-free, and editorial. Rights-managed images are licensed by customers on a use-by-use basis and generally have higher license fees based on the intended use of the image, including medium, geographical distribution, license duration, circulation and level of exclusivity. Royalty-free images (except for exclusives) can be used by customers for multiple projects over an unlimited time period. License fees for royalty-free CDs are generally the same for each licensee, while license fees for single royalty-free images differ depending on the size of the digital file, from standard resolution (generally one to three megabytes) to high resolution (generally 75 megabytes). Editorial imagery consists of news, sports, entertainment and archival imagery, and is licensed on a single image or subscription basis (except for archival).

FILM

We also maintain a portfolio of film, or moving imagery, clips that we license on a rights-managed or royalty-free basis. License fees for rights-managed and royalty-free film clips vary based on the same factors as license fees for images within the respective still imagery portfolios.

Cost of Revenue

Cost of revenue consists primarily of royalties owed to contributors, comprised of photographers, filmmakers and other imagery partners. These contributors are under contract with us and typically receive royalties of 20% to 50% of the total license fee, depending on the portfolio (as discussed above), where the imagery is licensed (licenses outside a contributor’s home territory result in lower royalties) and the terms of their contract. We own certain of the images in our collections, and these images do not require royalty payments. Cost of revenue excludes depreciation and amortization.

Acquisitions of Businesses

On April 20, 2005, we acquired London-based Digital Vision Limited (Digital Vision), one of the world’s leading royalty-free photography businesses, for a purchase price of $179.6 million ($167.0 million of cash and $12.6 million of direct acquisition costs and liabilities assumed). The majority of the purchase price was allocated to goodwill ($135.3 million) and identifiable intangible assets ($33.2 million). Prior to the acquisition, we had a significant number of Digital Vision’s images available for license through our Image Partner program. We acquired this company in order to obtain more wholly-owned imagery, which provides flexible licensing opportunities at a lower cost, as there are no associated royalties.

14	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

On June 8, 2005, we acquired Amana America, Inc., Amana Europe Limited and Iconica Limited (collectively Photonica) for a purchase price of $58.3 million ($48.1 million of cash and $10.2 million of direct acquisition costs and liabilities assumed). Photonica is a rights-managed stock photography agency with its principal offices in New York and London. The majority of the purchase price was allocated to goodwill ($41.4 million) and identifiable intangible assets ($11.6 million). We acquired this company to obtain access to some of the world’s leading collections of cutting edge, high-end rights-managed imagery and some of the most talented and creative photographers in Europe, the United States and Japan.

On July 30, 2004, we acquired Imagenet Limited, a London-based distributor of digital publicity and marketing materials to media companies, for a purchase price (including liabilities assumed) of £13.9 million (approximately $25.2 million). The portion of the purchase price allocated to goodwill was £10.6 million (approximately $19.2 million).

During 2005, 2004 and 2003, we also completed several other small acquisitions. All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. None of the acquisitions were material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

RESULTS OF OPERATIONS

Our key objectives for 2005 were to: grow the volume of imagery licensed; accelerate international growth; continue to grow the editorial portion of our business; improve and customize the customer experience and search capabilities on gettyimages.com; and achieve a 31% operating margin. We achieved each of these objectives. In 2005, compared to 2004: we licensed 12% more single still creative images; we grew international revenue 22% (approximately 19% excluding changes in foreign currency exchange rates) and entered into a joint venture in the People’s Republic of China; editorial revenue increased 18% (approximately 17% excluding changes in foreign currency exchange rates); and we achieved a 31% operating margin compared to an operating margin of 27% for 2004. We also completed a process map of how we will, over the next few years, improve the search functionality, localization and personalization of our website. We also began implementing certain of these website improvements.

Effective with this Annual Report on Form 10-K, we have renamed the line previously labeled “cost of sales” as “cost of revenue,” included cost of revenue in the subtotal labeled “operating expenses” and eliminated the subtotal previously labeled “gross margin.” These changes were made to reflect our shift in focus away from gross margin and towards operating margin as a key measure of our financial success. The content of the cost of revenue line has not changed. Cost of revenue excludes depreciation and amortization.

Below are selected financial highlights from our results of operations. All figures in the tables are shown in thousands, except percentages and price per image figures. Income from operations and operating margin should not be considered alternatives to net income as indicators of our operating performance, but should be considered supplemental indicators.

15	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

Comparison of 2005 to 2004 Results of Operations

The following table contains selected key revenue and royalty metrics for 2005 and 2004:

YEARS ENDED DECEMBER 31,	2005	2004

PORTFOLIO REVENUE AS A PERCENTAGE OF TOTAL REVENUE
Rights-managed still imagery	43%	48%
Royalty-free still imagery	37%	33%
Editorial imagery	12%	12%
Film	5%	5%
Other	3%	2%

APPROXIMATE AVERAGE PRICE PER IMAGE BY PORTFOLIO [1,2,3]
Rights-managed still imagery	$585	$570
Royalty-free still imagery	235	200
Film	580	555

AVERAGE ROYALTY RATE BY PORTFOLIO
Rights-managed still imagery	33%	33%
Royalty-free still imagery	20%	24%
Editorial imagery	22%	18%
Film	29%	28%

[1]	Prior year price per image figures have been adjusted to reflect the inclusion of data for Asia Pacific, and for Film to include royalty-free film data.

[2]	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore price per image is not provided for editorial imagery.

[3]	All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images (including flexible license packs but excluding prepackaged CDs and images licensed through subscriptions) licensed by us directly to our customers, not through delegates.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	% of revenue	2004	% of revenue	$ change	% change

Revenue	$733,729	100.0	$622,427	100.0	$111,302	17.8

Excluding the impact of changes in foreign currency exchange rates, revenue increased $103.1 million or 16.6% year over year due mainly to higher volumes of images licensed from our royalty-free portfolio at a higher average price per image. The royalty-free volume increase was particularly significant in Europe, where customers continue to adopt this licensing model. Increases in average price per image arose through a shift in the mix of images licensed within our royalty-free portfolio towards higher priced imagery and through selective price increases. In addition to the success of the royalty-free model, the volume of rights-managed imagery licensed increased modestly year over year. Revenue from licenses of editorial imagery and film also increased year over year. Revenue from licenses of film in the third and fourth quarters of 2005, however, was flat when compared to the same quarters in 2004.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	% of revenue	2004	% of revenue	$ change	% change

Selling, general and administrative expenses	$252,103	34.3	$225,128	36.1	$26,975	11.9

16	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

Excluding the impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased $25.0 million or 11% year over year. This increase was due mainly to increased staff costs related to employees who joined the company through business acquisitions during the last year and to annual salary increases effective April of 2005.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	operating margin	2004	operating margin	$ change	% change

Income from operations and operating margin	$225,931	30.7	$168,267	27.0	$57,664	34.2

Income from operations and operating margin increased year over year primarily due to increased revenue and a shift in image license mix towards higher margin royalty-free imagery and a shift within our royalty-free portfolio towards wholly-owned imagery. The shift towards wholly-owned imagery occurred as we acquired and created a significant number of wholly-owned images in 2005. These increases in operating income were offset in part by an increase in amortization due to identifiable intangible assets acquired during the year.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	% of revenue	2004	% of revenue	$ change	% change

Investment income	$11,991	1.6	$9,133	1.5	$2,858	31.2

Investment income increased in 2005 due to higher cash and cash equivalents balances, even after paying $234.4 million in cash to acquire businesses during the year, as well as due to an increase in interest rates.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	% of revenue	2004	% of revenue	$ change	% change

Interest expense	$(7,618)	(1.0)	$(3,828)	(0.6)	$(3,790)	(99.0)

Interest expense increased in 2005 as a conversion condition of our convertible subordinated debentures was met during the second quarter, requiring accelerated amortization in June of 2005 of the remaining $5.0 million of unamortized debt issuance costs. The conversion condition was met when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended June 30, 2005. See discussion of our debentures under “Liquidity” below for more information.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	effective tax rate	2004	effective tax rate	$ change	% change

Income tax expense	$(80,951)	(35.0)	$(67,389)	(38.7)	$(13,562)	(20.1)

Our effective tax rate for 2005 decreased from 2004 due to: recognition of the benefit of foreign tax credits due to the transition of a portion of our intellectual property offshore; favorable developments in tax audits that resulted in the release of income tax reserves; higher income in jurisdictions with lower tax rates; and reduction in non-deductible compensation expense.

Comparison of 2004 to 2003 Results of Operations

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Revenue	$622,427	100.0	$523,196	100.0	$99,231	19.0

17	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

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

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Selling, general and administrative expenses	$225,128	36.1	$210,011	40.1	$15,117	7.2

Selling, general and administrative expenses (SG&A) increased $15.1 million year over year primarily due to a net $10.0 million negative impact of changes in foreign currency exchange rates on the translation of SG&A incurred in foreign countries and approximately $1.5 million in fees incurred on the exchange of our convertible subordinated debentures.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	operating margin	2003	operating margin	$ change	% change

Income from operations and operating margin	$168,267	27.0	$103,269	19.7	$64,998	62.9

Income from operations and operating margin increased in 2004 primarily due to higher revenue and gross margin, both of which are discussed above, as compared to operating expenses that did not increase proportionally.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Investment income	$9,133	1.5	$3,847	0.7	$5,286	137.4

Investment income increased in 2004 primarily due to higher cash and cash equivalents and short-term investment balances, combined with an increase in interest rates.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	% of revenue	2003	% of revenue	$ change	% change

Interest expense	$(3,828)	(0.6)	$(9,765)	(1.9)	$5,937	60.8

18	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

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

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2004	effective tax rate	2003	effective tax rate	$ change	% change

Income tax expense	$(67,389)	(38.7)	$(23,699)	(27.0)	$(43,690)	(184.4)

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

Results of Operations Outlook

Many of the statements herein and for the remainder of the MD&A are “forward-looking” and are based on our current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of our views as of the date this document is filed with the Securities and Exchange Commission (SEC). These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those specifically set forth in this section and those in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish, to the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC unless read in conjunction with all of our documents filed with, and furnished to, the SEC thereafter.

In 2006, we expect to report: double digit revenue growth at a rate slightly lower than in 2005; selling, general and administrative expenses approximately 15% to 20% higher than in 2005; a moderate increase in depreciation; amortization approximately 20% higher than in 2005; an operating margin of 33% to 34%; and an effective income tax rate of approximately 37%. These expectations do not include the impact of stock-based compensation, changes in foreign currency exchange rates or material acquisitions of businesses, if any. The impact of stock-based compensation may vary greatly depending on the number of restricted stock units and stock options issued and the future price of our common stock. However, we currently anticipate that stock-based compensation expense will reduce 2006 diluted earnings per share by approximately $0.14 to $0.20. This estimate is based on a range of estimated prices of our common stock and current expectations of the number of restricted stock units and stock options that may be issued.

During 2005, we began transitioning a portion of our intellectual property offshore to better serve our non-U.S. customers. Although it will not impact the effective tax rate in 2006, we anticipate that the use of our intellectual property in jurisdictions with lower statutory income tax rates will lower our effective tax rate over the next few years.

We are leasing office space in New York through an agreement that expires in March of 2015 and subleasing a portion of that space to a subtenant through an agreement that expires in February of 2007. We are currently evaluating our options with respect to use of the subleased space after the current sublease expires. If we decide to permanently exit some or all of the space, we would recognize a non-cash loss of up to approximately $15 million to $25 million (based on the present value of our lease costs, net of sublease income, for the remaining eight years of our lease at a range of potential market rates currently anticipated). We would record this loss as a charge within operating expenses in our consolidated statement of income at the time we make such a decision.

19	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

FINANCIAL CONDITION

Liquidity

DECEMBER 31,	2005	2004

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$518,275	$520,710
Working capital	$249,018	$518,082
Current ratio	1.63	5.55

Cash flows provided by operating activities	$257,277	$202,582
Cash flows provided by financing activities	$41,614	$72,569

A reclassification of our debentures from long-term to short-term due to a conversion condition having been met caused the significant decrease in our working capital and current ratio in 2005. Had we not reclassified the debentures, our working capital and current ratio would have been $514.0 million and 4.90, respectively, at December 31, 2005. The remaining decline in working capital is due to the acquisition of businesses during 2005, offset in part by increased cash flows from operations.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Operating cash flows increased over the past two years as revenue growth outpaced growth in cash operating expenses, offset in part in 2005 by a modest increase in days sales outstanding (DSOs). We expect to see operating cash flows continue to increase in 2006 but not at a rate as significant as that in 2005 and 2004. The expected slowing in the growth of operating cash flows in 2006 is due primarily to the full utilization of our net operating loss carryforwards in early 2006, which means that we will be paying more income taxes.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

The primary component of cash provided by financing activities has been proceeds from employee stock option exercises, which can and have fluctuated from year to year. We anticipate that cash flows provided by financing activities in 2006 will continue to consist mainly of proceeds from employee stock option exercises. Stock option exercises typically increase or decrease relative to changes in our stock price. Approximately 3.7 million stock options were outstanding at December 31, 2005, of which 2.9 million were exercisable at a weighted-average exercise price of $42.96. The closing market price of our common stock on January 31, 2006 was $81.65. Our stock-based compensation strategy has shifted away from stock options and towards restricted stock units. Therefore, we anticipate a reduction in proceeds from stock option exercises over the next few years.

We expect that our current cash and cash equivalents and short-term investments plus cash generated through future operating and financing activities will meet our liquidity needs for at least the next 12 months. Our ability to generate cash flows for 2006 in line with our expectations is subject to many risks and uncertainties, including but not limited to: the risks outlined under “General” above for meeting our 2006 objectives; significant unexpected cash expenses; significant changes in interest rates or income tax laws; a significant decline in the market price of our common stock; and the general risks discussed in Part I, Item 1A of this Annual Report on Form 10-K.

Convertible Subordinated Debentures    On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures (original debentures) in a private placement. On December 16, 2004, we completed an exchange of all but $2.0 million of these original debentures for new 0.5% Series B convertible subordinated debentures (new debentures). The final $2.0 million of the debentures were exchanged for Series B debentures on May 12, 2005.

Key terms and conditions of our convertible subordinated debentures are:

•	The principal portion of the debentures is required to be settled in cash, while the increase in value of the debentures beyond the principal, if any, is payable in shares of our common stock. Prior to June 9, 2008, if the applicable stock price is less than or equal to the base conversion price of $61.08, no common shares would be issued upon conversion. If the applicable stock price is greater than the base conversion price, common shares would be issued upon conversion based on a conversion rate calculated in accordance with a pre-determined formula.

20	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

•	The debentures may be converted at the holder’s option only under any of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than $73.30; 2) the credit rating assigned to the debentures by Standard & Poor’s Ratings Services is below B- or by Moody’s Investors Service is below B3 (the ratings were B+ and Ba3, respectively, at December 31, 2005); 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.
•	We may redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest at any time on or after June 13, 2008, except that between June 13, 2008 and June 12, 2009, we may not redeem the debentures unless the closing sale price of our common stock is greater than $76.35 for at least 20 trading days in a 30 consecutive trading day period ending on the trading day prior to the date of mailing our notice of redemption.
•	Holders may require us to redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest on June 9, 2008, 2013 and 2018.
•	We are required to pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five-day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture. The market price of our convertible subordinated debentures was approximately $2,041 per debenture at December 31, 2005.

On July 1, 2005, our 0.5% convertible subordinated debentures became convertible by the holders due to a conversion condition having been met. The conversion condition was met when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended June 30, 2005. The condition was also met in the quarters ended September 30, 2005 and December 31, 2005. As a result, we classified the $265.0 million of debentures as short-term debt on our June 30, September 30 and December 31, 2005 balance sheets.

We believe the likelihood of a significant number of debentures being tendered for conversion prior to the date that we are able to call the debentures is remote; however, should all or some of the holders elect to convert, we would be required to repay the applicable principal in cash up to $265.0 million, which we would likely fund with existing cash and cash equivalents and short-term investments. The ability for the holders to convert will expire on March 31, 2006 unless the conversion condition is met again in the last 30 trading days ending on that date. If the condition is not met during that period, we will reclassify the debt back to long-term. The closing price of our common stock on January 31, 2006 was $81.65.

The conversion contingencies relating to the credit rating assigned to, and the trading price of the debentures compared to the product of the closing price of our common stock and the conversion rate in effect at such time, as well as the contingent interest feature, represent embedded derivatives. A valuation of the fair value of these derivatives is performed each quarter. The fair value of these derivatives was insignificant in all periods presented.

Senior Credit Facility    In February of 2005, we cancelled our senior credit facility that would have expired in July of 2005. It is anticipated that we will be able to satisfy our cash requirements through internally generated cash and therefore we elected not to replace this facility.

Capital Expenditures, Contractual Obligations and Rights, Guarantees and Other Potentially Significant Uses of Cash

CAPITAL EXPENDITURES

We spent $57.8 million, $36.7 million and $35.3 million on capital expenditures in 2005, 2004 and 2003, respectively. The increase in 2005 resulted mainly from the acquisition and creation of wholly-owned imagery. Wholly-owned imagery provides flexible licensing opportunities at a lower cost, as no royalties are required to be paid to contributors. We had no material commitments for capital expenditures at December 31, 2005. However, we plan to spend approximately $50.0 million to $55.0 million on capital expenditures in 2006, mainly related to the creation of imagery and development of computer software. The anticipated sources of funds for these capital expenditures are current cash and cash equivalents and short-term investments and cash flows provided by operating activities, but could include any of the sources discussed under “Liquidity” above.

21	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

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

YEARS ENDING DECEMBER 31,	2006	2007	2008	2009	2010	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures:
Principal payments [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Interest payments [1]	1,343	1,343	1,343	1,343	1,343	16,793	23,508
Operating lease payments on facilities and equipment leases [2]	22,773	21,456	20,742	20,189	19,761	67,764	172,685
Minimum royalty guarantee payments to contributors of imagery [3]	5,359	2,177	1,453	103	18	—	9,110
Other purchase commitments	2,936	1,503	360	—	—	—	4,799

Total contractual obligations	$32,411	$26,479	$23,898	$21,635	$21,122	$349,557	$475,102

[1]	Figures assume that the convertible subordinated debentures are repaid upon maturity in 2023, which may or may not reflect future events. The debentures are currently convertible by the holders of the debentures and therefore, the applicable principal would be required to be paid in cash if some or all of the debentures were converted by the holders. In addition, the holders may require us to redeem the debentures in 2008, 2013 and 2018. See discussion of these circumstances under “Convertible Subordinated Debentures” under “Cash Flows Provided by Financing Activities” above.

[2]	Offsetting these operating lease payments will be receipts for subleased facilities in the amounts of (in thousands) $6,443, $2,056, $1,238, $1,258, $1,258 and $150 for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

[3]	Offsetting these minimum royalty guarantee payments to contributors of imagery will be minimum guaranteed receipts from contributors in the amount of (in thousands) $1,125 for the year ending December 31, 2006.

Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table. Payments, guaranteed and contingent, under employment contracts are also excluded from this table because they do not constitute purchase commitments.

GUARANTEES

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure model and property releases for images we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by securing all necessary model and property releases for imagery for which we hold the copyright, and by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us. We also require contributing photographers, other imagery partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided or sold to us. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at December 31, 2005 and 2004. As such, we believe the estimated fair value of these liabilities is minimal.

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include:

•	agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services;

22	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

•	agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services;
•	agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services;
•	real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property;
•	agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us;
•	agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and
•	agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at December 31, 2005 or 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

OTHER POTENTIALLY SIGNIFICANT USES OF CASH

Our Board of Directors has authorized the repurchase of our common stock on the open market from time to time, up to $150.0 million. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash and cash equivalents and short-term investments, the market price of our common stock, general business conditions and alternative investment opportunities. We have not repurchased any shares pursuant to this authorization.

We will continue to consider selective acquisitions of businesses. During 2005, we paid $234.4 million in cash (not including liabilities assumed) for acquired businesses. Cash paid for business acquisitions can vary significantly from year to year due to the timing of identifying and completing acquisitions that contribute to the achievement of our objectives.

We have not paid or declared any dividends since inception, and our Board of Directors does not anticipate changing this practice in the foreseeable future.

SUBSEQUENT EVENTS

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc. for $50.0 million in cash. iStockphoto, Inc. was a privately held stock photography company located in Calgary, Alberta, Canada that licenses royalty-free imagery exclusively through its websites, www.istockphoto.com and www.istockpro.com. The $50.0 million purchase price was funded from existing cash and cash equivalents and consisted of $45.7 million paid to the sellers upon closing and $4.3 million held in escrow. The amounts held in escrow are to be paid to certain key employees (former shareholders of iStockphoto, Inc.) after they complete one to three years of continued service with the company. A purchase price allocation is in process and is expected to be completed during the first quarter of 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the revenues and expenses reported during the period. Following are accounting policies that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain. These critical accounting policies have been discussed with our Audit Committee.

Goodwill and Identifiable Intangible Assets

Goodwill is the excess of the purchase price and related costs over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment annually on August 31 and between annual tests in certain circumstances. When assessing impairment, we estimate the implied fair value based on a discounted cash flow model that involves significant assumptions and estimates,

23	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

including our future financial performance, our future weighted average cost of capital and our interpretation of currently enacted tax laws. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. At August 31, 2005, the implied fair value of our goodwill significantly exceeded its carrying value, therefore goodwill was not impaired. The balance of goodwill at December 31, 2005 was $804.8 million.

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from us and sold, transferred, licensed, rented, or exchanged. Identifiable intangible assets are generally valued based on discounted future cash flows that we estimate will be generated by the assets and are amortized on a straight-line basis over their estimated useful lives (see “Estimated Useful Lives of Certain Long-Lived Assets” below for more information). Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of the asset is not recoverable and exceeds its fair value. The discounted cash flow models we use to determine the fair value of identifiable intangible assets involve significant assumptions and estimates, including cash flows expected to be generated by the assets, the estimated useful lives of the assets, and our future weighted average cost of capital. As circumstances change, it is possible that future impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. No identifiable intangible assets were impaired during the periods presented. The majority of the $50.2 million net book value of our identifiable intangible assets at December 31, 2005 consisted of trademarks, trade names and copyrights ($28.7 million) and customer lists, contracts and relationships ($17.3 million).

Estimated Useful Lives of Certain Long-Lived Assets

The estimated useful lives of our most significant property and equipment and identifiable intangible assets are discussed below. Should we determine at some point in the future that the useful lives of these assets are shorter than estimated, it is possible that we would be required to accelerate the amortization, or write off an impaired portion, of these assets.

PROPERTY AND EQUIPMENT

The majority of the $127.5 million net book value of our property and equipment at December 31, 2005 consisted of imagery ($70.7 million), computer hardware and software ($32.1 million) and leasehold improvements ($19.5 million).

The estimated useful lives of imagery are determined based on the number of years over which they generate the majority of their revenue. Periodically, we perform analyses of populations of imagery that are representative of all of our contemporary image collections. These analyses have shown that the average life of contemporary imagery approximates four years. The estimated useful life of archival imagery is approximately 40 years. Historical revenue may not be indicative of future revenue, and therefore, these estimated useful lives are inherently uncertain.

The three-year estimated useful life of computer hardware and software is determined based on prior experience with related technology, the expected future utility of the assets to us based on our operating plans and industry standards. Hardware and software providers’ future support of today’s technology and the future of technology in general are inherently uncertain. These lives are reviewed whenever events or changes in circumstances indicate that revisions may be required, such as significant technological developments, the failure of a vendor to continue to support a particular version of software or changes in operating plans.

Leasehold improvements are amortized over the shorter of the remaining original term of the lease or the estimated useful life of the improvement, ranging from two to 20 years, with the majority of the net book value invested in assets with original estimated useful lives ranging from 10 to 14 years. The estimated useful lives of leasehold improvements are determined based on our prior experience with similar assets and the expected future utility of the assets to us based on our operating plans. Our future operating plans could change and we may choose to, or be required to, terminate our leases and thereby abandon our leasehold improvements prior to the termination of the associated lease or the end of the otherwise estimated useful life. The estimated useful lives of leasehold improvements are reviewed whenever events or changes in circumstances indicate that revisions may be required, such as a planned move to or from, or remodeling of, a leased space.

IDENTIFIABLE INTANGIBLE ASSETS

As discussed above, the majority of the net book value of our identifiable intangible assets at December 31, 2005 consisted of trademarks, trade names and copyrights and customer lists, contracts and relationships. We evaluate the remaining useful lives of our

24	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

The estimated useful lives of trademarks, trade names and copyrights, ranging from two to 10 years, are generally based on contractual or other legal terms, our plans for use of the assets and the cost and difficulty of renewing the lives of the assets. The useful lives of these assets may change or terminate prior to their contractual lives due to changes in operating plans, brand strategy, acquisition or disposition of businesses and legal action, among other circumstances.

The estimated useful lives of customer lists, contracts and relationships, ranging from four to seven years, are determined based on our prior experience with customers in general and revenue we expect to generate through these specific customers in the future. Customers are free to terminate their relationship with us at any time, our past experience with one group of customers may not be indicative of our future experience with another group, and past revenue may not be indicative of future revenue.

Income Taxes

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. Significant judgments, estimates and assumptions are required in determining what positions to take on our tax returns and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. We establish reserves for tax uncertainties when, despite our belief that we have appropriate support for positions we have taken on our returns, it is probable that certain of these positions will be challenged and may not be sustained upon review by taxing authorities. These reserves are established through our income tax provisions and are included in other long-term liabilities on our consolidated balance sheets. We adjust these reserves as governing laws and facts and circumstances change, such as the closing of a tax audit or the expiration of the statute of limitations for a specific exposure. We have never been audited by the U.S. Internal Revenue Service but have been subject to continuous review by the U.K. Inland Revenue and other foreign taxing authorities. Although we believe that our judgments, estimates and assumptions are reasonable, the final determination of tax audits could materially differ from our expectations. If this should occur, our consolidated financial statements could be materially impacted.

The existence and valuation of our deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on tax laws, regulations, accounting principles, and our interpretations thereof. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income in each applicable tax jurisdiction. We reduce our deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. Deferred U.S. income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

Our effective tax rate was 35.0%, 38.7%, and 27.0% (38.7% excluding reversal of a valuation allowance) for the years ended December 31, 2005, 2004, and 2003, respectively. Our effective tax rate is affected by: our mix of pre-tax earnings in jurisdictions with varying statutory tax rates; changes in tax laws, regulations and accounting principles; changes in valuation allowances provided against our deferred tax assets; and changes in our reserves. During 2005, we began transitioning a portion of our intellectual property offshore to better serve our non-U.S. customers. Although it will not impact the effective tax rate in 2006, we anticipate that the use of our intellectual property in jurisdictions with lower statutory income tax rates will lower our effective tax rate over the next few years.

Foreign Exchange

Foreign exchange gains and losses that arise from changes in the exchange rates underlying foreign-currency denominated assets and liabilities, other than long-term intercompany balances, are included in our consolidated statements of income for the periods in which the exchange rates change. Foreign exchange gains and losses that arise from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future, are reported in accumulated other comprehensive income in our consolidated balance sheets. The future cash needs of the parent company and each subsidiary are uncertain. Should we reclassify and settle a portion of these intercompany balances at some time in the future due to domestic cash needs or for other purposes, these intercompany balances would be redesignated as short-term, and all future revaluation gains and losses would be recorded in our consolidated statement of income. In addition, should we dispose of one of the subsidiaries with which we have a long-term intercompany balance, the accumulated other comprehensive income or loss associated with that entity would be included in the calculation of the gain or loss on the disposal of the subsidiary. Foreign exchange losses of $34.4 million and gains of $13.2 million and $26.3 million for the years ended December 31, 2005, 2004

25	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

and 2003, respectively, arose from changes in the exchange rates underlying intercompany balances deemed to be long-term in nature and therefore were included in our consolidated balance sheets as a component of accumulated other comprehensive income. Accumulated net unrealized gains on revaluation of foreign currency denominated long-term intercompany balances were $1.1 million and $35.5 million and December 31, 2005 and 2004, respectively.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers and delegates. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate. Should future uncollectible amounts not reflect our current estimates, we would be required to change our allowance for doubtful accounts through an entry to bad debt expense included in selling, general and administrative expenses in our consolidated statement of income. Our allowances for doubtful accounts at December 31, 2005 and 2004 were $11.8 million and $11.9 million, respectively. The percentage of our investment in trade receivables, net of allowances for doubtful accounts and sales returns, more than 90 days old as of December 31, 2005 and 2004 was 11% and 8%, respectively. The increase in this percentage from 2004 to 2005 was due to certain balances over 90 days old at December 31, 2005 that we know to be collectible and therefore did not reserve.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R), “Share-Based Payment”

In December of 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. On April 14, 2005, the SEC delayed the effective date of SFAS No. 123(R) until January 1, 2006 for calendar year companies. SFAS No. 123(R) eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. This statement also requires that we reduce stock-based compensation expense by estimated forfeitures of awards rather than reducing expense as the forfeitures occur.

Our employee stock-based compensation plan provides for the issuance of stock options, restricted stock units (RSUs) and other stock-based compensation. In connection with the adoption of this statement, we have generally shifted from issuing stock options to issuing RSUs. The fair value of RSUs issued to employees is calculated as the market price of our common stock on the date of grant multiplied by the number of units issued. This fair value, less estimated forfeitures, will be expensed to selling, general and administrative expenses on a straight-line basis over the vesting periods of the RSUs. This accounting, with the exception of the estimation of forfeitures, is the same as previously required under APB Opinion No. 25. The fair value of any stock options issued will be calculated using a Black-Scholes option valuation model using the single option approach and will be expensed in the same manner as RSUs. The fair value of unvested options and RSUs outstanding upon adoption of SFAS No. 123(R) will remain as originally calculated for footnote purposes in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” will be reduced by estimated forfeitures and will be expensed to selling, general and administrative expenses over the remaining vesting periods.

We will adopt SFAS No. 123(R) using the modified prospective transition method, which means that we will not restate prior period financial statements. The impact of our equity compensation plans on our income statement may vary greatly depending on the number of RSUs and stock options granted and the future price of our common stock. However, we currently anticipate that expense associated with our equity compensation plans will reduce 2006 diluted earnings per share by approximately $0.14 to $0.20. This estimate is based on a range of estimated prices of our common stock and current expectations of the number of RSUs and stock options that may be issued.

FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”

FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”

In October and November of 2005, the FASB issued FSPs FAS 123(R)-2 and FAS 123(R)-3, respectively. FSP FAS 123(R)-2 clarifies the definition of the grant date of share-based payments. This FSP does not impact us, as we had already interpreted the grant date to be as clarified in this FSP.

26	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7

FSP 123(R)-3 provides a short-cut method for calculating a company’s pool of windfall tax benefits relating to share-based payments upon adoption of SFAS No. 123(R). This FSP does not impact us, as we have elected not to use the short-cut method provided therein as it provides us with a smaller windfall tax pool than the long method outlined in SFAS No. 123(R). The pool of windfall tax benefits is important, as a company is allowed to take future shortfalls from estimated tax benefits relating to share-based payments against its pool of windfall tax benefits as opposed to taking these shortfalls through income tax expense.

FSP FIN 45-3, “Minimum Revenue Guarantees”

In November of 2005, the FASB issued FSP FIN 45-3, which requires a guarantor to recognize, at the inception of a minimum revenue guarantee granted to a business or its owners, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. We guarantee certain contributors minimum levels of revenue from licenses of their imagery. This FSP will require us to record the fair value of minimum revenue guarantees issued or modified on or after January 1, 2006. Based on the types of minimum revenue guarantees we have granted in the past, we expect the fair value of such guarantees to be immaterial.

FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

In November of 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which provides guidance for determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP does not impact us, as we were already determining impairment of our investments in the manner prescribed therein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, primarily changes in: interest rates; the market price of our common stock, into which our debt is convertible (equity price risk); credit ratings of issuers of our short-term investments (credit risk); and foreign currency exchange rates.

INTEREST RATE AND EQUITY PRICE RISK

The table below provides information about our financial instruments for which the fair values are sensitive to changes in interest rates. The table presents cash flows and weighted average interest rates by stated maturity dates, which may or may not be the dates on which cash is actually exchanged, as we may sell investments or convert debt prior to maturity. Fair values are determined through market quotes. All instruments are denominated and presented in U.S. dollars.

	CASH FLOWS BY STATED MATURITY DATE FOR FINANCIAL INSTRUMENTS HELD AT DECEMBER 31, 2005							FAIR VALUE OF FINANCIAL INSTRUMENTS HELD AT DECEMBER 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005	2004

(In thousands, except interest rates)

Short-term investments
Fixed rate	$55,677	$65,735	$30,656	$15,995	$1,490	$1,033	$170,586	$167,476	$136,470
Weighted average interest rate	3.33%	3.25%	2.93%	3.29%	3.12%	4.46%	3.23%	—	—
Variable rate	$11,088	$1,000	$—	$1,000	$—	$70,544	$83,632	$83,637	$105,252
Weighted average interest rate	4.05%	4.43%	—	4.54%	—	3.14%	3.29%	—	—
Step-up rate	$—	$19,997	$25,000	$—	$—	$—	$44,997	$44,078	$84,236
Weighted average interest rate	—	3.31%	3.00%	—	—	—	3.14%	—	—
Debt
Fixed rate	$—	$—	$—	$—	$—	$265,000 [1]	$265,000	$540,931	$409,425
Weighted average interest rate	—	—	—	—	—	0.50%	0.50%	—	—

[1]

As discussed in Part II, Item 7 of this Annual Report on Form 10-K under “Liquidity,” we believe the likelihood of a significant number of debentures being tendered for conversion prior to the date that we are able to call the debentures is remote. Therefore, we have included it

27	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7A

in the table at its stated maturity date; however, should some or all of the holders convert, we would likely fund the required applicable principal cash repayment of up to $265.0 million with existing cash and cash equivalents and short-term investments. The ability for the holders to convert will expire on March 31, 2006 unless the conversion condition is met again in the last 30 trading days ending on that date. The closing price of our common stock on January 31, 2006 was $81.65.

For our investments, the difference between the sum of the cash flows at maturity and the fair value of the investments primarily represents the impact on valuation from changes in interest rates. The debt shown in the table above is our convertible subordinated debentures. The difference between the cash flow at maturity and the fair value of the debentures arises primarily from changes in the market price of our common stock, into which the value of the debentures over the principal amount is convertible, and secondarily from changes in interest rates.

SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2005 consisted of available-for-sale U.S. agency securities ($171.8 million), auction rate securities ($70.4 million), corporate bonds ($39.3 million), U.S. Treasury obligations ($5.9 million) and money market funds ($7.9 million), carried at market value with associated unrealized holding gains and losses recorded in other comprehensive income. Available-for-sale investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

DEBT

Changes in interest rates have a negligible impact on the fair value of our debentures, while changes in the market price of our common stock cause the fair value of the debentures to fluctuate, sometimes significantly. These changes are representative of changes in the value of shares of our common stock that we would have to issue to the holders of the convertible subordinated debentures if they were to tender the debentures for conversion. In periods where the average closing price of our common stock exceeds $61.08 per share for the last five trading days of a reporting period, we would be required to issue shares for the increase in the value of the debentures above their book value of $265.0 million. The following table shows the approximate number of shares we would issue upon conversion at various stock prices, assuming $265.0 million of convertible subordinated debentures outstanding:

Average closing price per share of common stock for the last five trading days of the reporting period	$62	$70	$80	$90	$100	$120	$150	$250	$1,500	$2,900
Incremental dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

CREDIT RISK

In addition to interest rate risk, our short-term investments expose us to credit-related losses as they comprise debt instruments issued by third parties. We mitigate this risk by only buying investment grade debt securities.

At December 31, 2005, 90% of our investments were in AAA rated or U.S. Treasury debt instruments, and no investments were rated below A. Significant concentrations of investments at December 31, 2005 were Fannie Mae ($62.1 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($52.9 million fair value). Almost all (98%) of these concentrated investments were in AAA rated or U.S. Treasury debt instruments at December 31, 2005.

At December 31, 2004, 88% of our investments were in AAA rated or U.S. Treasury debt instruments, and no investments were rated below A. Significant concentrations of investments at December 31, 2004 were Fannie Mae ($62.6 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($54.5 million fair value). Almost all (98%) of these concentrated investments were in AAA rated U.S. Treasury debt instruments at December 31, 2004.

FOREIGN CURRENCY EXCHANGE RATE RISK

We have changed our presentation of foreign currency exchange rate risks from a tabular presentation of our exposures to a discussion of the impact of hypothetical changes in these rates because we believe that this sensitivity analysis provides more meaningful information to investors.

28	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7A

Transaction Gains and Losses

The parent company and many of our subsidiaries enter into transactions that are denominated in currencies other than their functional currency (foreign currencies), primarily euros, British pounds, U.S. dollars, Japanese yen and Canadian dollars. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued each month. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in our consolidated statements of income in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in accumulated other comprehensive income in our consolidated balance sheets.

Transaction gains and losses arising from revaluation of assets and liabilities denominated in the same foreign currencies may offset each other, in part, acting as a natural hedge. Where our assets and liabilities are not naturally hedged, we may enter into forward foreign currency exchange contracts to reduce our exposure to transaction gains and losses. Our forward foreign exchange contracts generally range from one to three months in original maturity and primarily require the sale of euros, British pounds, Japanese yen and Canadian dollars and the purchase of U.S. dollars and British pounds. These contracts have not been designated as hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore gains and losses arising from revaluation of these forward contracts are recorded as exchange gains and losses in our consolidated statements of income in the periods in which the exchange rates fluctuate. These gains and losses generally offset, at least in part, the gains and losses of the underlying exposures that are being hedged.

Based on the forward foreign currency exchange contracts outstanding at December 31, 2005 and 2004, a hypothetical 10% strengthening of the U.S. dollar against the exchange rates for the foreign currencies bought or sold through forward foreign currency exchange contracts would result in exchange losses of approximately $3.1 million and $2.4 million, respectively. A hypothetical 10% weakening of the U.S. dollar would result in gains of the same amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures these contracts are hedging.

Based on the forward foreign currency exchange contracts outstanding at December 31, 2005 and 2004, a hypothetical 10% strengthening of the British pound against the exchange rates for the foreign currencies to be bought or sold through forward foreign currency exchange contracts would result in a negligible exchange gain and an exchange loss of approximately $1.1 million, respectively. A hypothetical 10% weakening of the British pound would result in a loss and gain of the same amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures these contracts are hedging.

Translation Gains and Losses

The statements of income of foreign subsidiaries are translated into U.S. dollars, our reporting currency, at the prior month’s average daily exchange rate. When these exchange rates change from period to period, they cause fluctuations in reported results of operations that are not indicative of fundamental company operating performance but rather that reflect the performance of currencies. We currently do not hedge against the impact of translation. Changes from 2004 to 2005 in the exchange rates used to translate the results of operations of foreign subsidiaries resulted in increases in U.S. dollar reported revenue, selling, general and administrative expenses and depreciation for 2005 of $8.2 million, $1.9 million and $0.2 million, respectively. Changes from 2003 to 2004 in the exchange rates used to translate the results of operations of foreign subsidiaries resulted in increases in U.S. dollar reported revenue, selling, general and administrative expenses and depreciation for 2004 of $32.8 million, $10.0 million and $1.6 million, respectively.

The following table illustrates the annual change in the foreign currency exchange rates between U.S. dollars and the most commonly hedged associated currencies:

CURRENCY	December 31, 2005	Annual Change	December 31, 2004	Annual Change	December 31, 2003	Annual Change

Australian dollar	1.3620	6%	1.2812	(4)%	1.3298	(25)%
British pound	0.5818	11%	0.5219	(7)%	0.5605	(10)%
Canadian dollar	1.1656	(3)%	1.2034	(7)%	1.2923	(18)%
Euro	0.8445	14%	0.7387	(7)%	0.7938	(17)%
Japanese yen	117.8800	15%	102.6800	(4)%	107.1300	(10)%

29	GETTY IMAGES, INC.	2005	FORM 10-K	PART II	ITEM 7A

The following table illustrates the annual change in the foreign currency exchange rates between British pounds and the most commonly hedged associated currencies:

CURRENCY	December 31, 2005	Annual Change	December 31, 2004	Annual Change	December 31, 2003	Annual Change

Euro	0.6890	(2)%	0.7066	0%	0.7060	8%
U.S. dollar	0.5818	11%	0.5219	(7)%	0.5605	(11)%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(A) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, these disclosure controls and procedures were effective.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control Over Financial Reporting on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of 2005, there were no changes in the company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

30	GETTY IMAGES, INC.	2005	FORM 10-K	PART III	ITEM 10

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the Getty Images, Inc. 2005 Incentive Plan (the Plan), the Board of Directors has the discretion to grant restricted stock units (RSUs), stock options with exercise prices equal to no less than the market price of our common stock on the grant date and other stock-based awards. In connection with the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” we have generally shifted from issuing stock options to issuing RSUs.

RSUs generally have a four-year vesting schedule, with 25% vesting on each anniversary of the grant date. Stock options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion vesting monthly over the remaining three years. On September 15, 2005, we granted 795,000 fully vested stock options to senior management, many of whom had not received equity grants in several years.

A total of 16 million shares are authorized for issuance under the Plan. Shares under RSUs, stock options and other stock-based awards that lapse due to cancellation or expiration are available for re-issuance. Stock options become exercisable when vested and remain exercisable through the remainder of the term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date.

Below is a summary of stock-based awards outstanding and available for future issuance at December 31, 2005:

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Stock Options and Vesting of Restricted Stock Units	Weighted Average Exercise Price	Number of Shares Available for Future Issuance

Equity compensation plans approved by security holders	3,762,102	$45.26	2,524,071
Equity compensation plans not approved by security holders	16,666	15.80	—

The 16,666 shares in the table above represent options remaining under grants made outside of the Plan in 2001 to three non-executive members of our Board of Directors. The terms of these options are substantially identical to those granted under the Plan.

Of the 3,762,102 securities to be issued upon exercise of options outstanding under the Plan, 1,048 shares under options were assumed in connection with business combinations. The weighted average exercise price of these assumed options is $10.67.

The formula used to calculate the 2,524,071 shares under stock-based awards available for future issuance is the total 16 million shares authorized for issuance under the Plan less stock-based awards granted under the Plan, not including those assumed in connection with business combinations, plus stock-based awards that have lapsed.

The remainder of the information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

31	GETTY IMAGES, INC.	2005	FORM 10-K	PART III	ITEM 13

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) DOCUMENTS FILED AS PART OF THIS REPORT

1.	Consolidated Financial Statements (See Index to Consolidated Financial Statements on page F-1 of this Report);

2.	Index to Financial Statement Schedules:

Page

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
Schedule II	S-2

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in our Consolidated Financial Statements or notes thereto.

32	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(B)

(B) EXHIBITS

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of Getty Images, Inc. (6)

3.2		Bylaws of Getty Images, Inc., as amended (15)

4.1		Specimen Common Stock certificate (7)

4.2		Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures, Series A, due 2023, dated June 9, 2003 (7)

4.3		First Supplemental Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures, Series A, due 2023, dated July 30, 2003 (7)

4.4		Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures, Series B, due 2023, dated December 16, 2004 (16)

4.5		Form of Debenture (7)

10.1	*	Amended and Restated Employment Agreement between Getty Images, Inc. and Jonathan D. Klein, effective August 1, 2005 (11)

10.2	*	Employment Agreement between Getty Images, Inc. and Elizabeth J. Huebner, dated August 1, 2002 (5)

10.3		Credit Agreement, dated July 19, 2002, among Getty Images, Inc. and Bank of America, N.A. (5)

10.4		Restated Option Agreement among Getty Images, Inc., Getty Communications plc and Getty Investments L.L.C. dated February 9, 1998 (14)

10.5		Stockholders’ Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc. dated February 9, 1998 (14)

10.6		Registration Rights Agreement among Getty Images, Inc. and Getty Investments L.L.C. (14)

10.7		Restated Shareholders’ Agreement among Getty Images, Inc., Getty Investments L.L.C. and the Investors named therein dated February 9, 1998 (14)

10.8		Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Crediton Limited and October 1993 Trust and Form of Amendment among Getty Images, Inc., Getty Communications plc, Crediton Limited and October 1993 Trust (14)

10.9		Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Hambro European Ventures Limited, Hambro Group Investments Limited, RIT Capital Partners plc and Anthony Stone and Form of Amendment among Getty Images, Inc., Getty Communications plc and The Schwartzberg Family L.P. (14)

10.10		Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated January 1998 (14)

10.11		Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated November 22, 1999 (2)

10.12		Form of Indemnity among Getty Images, Inc., Getty Communications plc and each of Mark Getty, Mark Torrance, Jonathan Klein, Lawrence Gould, Andrew Garb, Manny Fernandez, Christopher Sporborg, Anthony Stone and James Bailey (14)

10.13		Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited (1)

10.14		Lease dated October 22, 2004 between Bantry Investments Limited and Getty Images UK Limited (11)

10.15		Lease dated November 30, 1999 between the Quadrant Corporation and Getty Images, Inc. (2)

10.16		Lease dated April 1, 2000 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (4)

10.17		Sublease dated November 5, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (3)

10.18		Amendment to Sublease dated November 20, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (3)

33	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(B)

Exhibit Number		Description of Exhibit

10.19		First Amendment of Lease dated October 31, 2000 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (3)

10.20		Second Amendment of Lease dated November 20, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (3)

10.21		Third Amendment of Lease dated January 1, 2006 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (16)

10.22		Getty Images, Inc. 2005 Incentive Plan (9)

10.23	*	Employment Agreement between Getty Images, Inc. and Jeffrey L. Beyle, dated August 1, 2002 (6)

10.24		Registration Rights Agreement dated June 9, 2003 among Getty Images, Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (7)

10.25		First Amendment to the Credit Agreement entered into as of June 27, 2003 among Getty Images, Inc. and Bank of America N.A (7)

10.26		Second Amendment to the Credit Agreement entered into as of May 12, 2004 among Getty Images, Inc. and Bank of America N.A. (8)

10.27		Third Amendment to the Stockholders’ Agreement dated February 9, 1998 among Getty Images, Inc. and certain stockholders of Getty Images, Inc. effective May 1, 2003 (7)

10.28	*	Employment Agreement between Getty Images, Inc. and Patrick Flynn, dated August 16, 2004 (16)

10.29	*	Employment Agreement between Getty Images, Inc. and Jack Sansolo, dated November 8, 2004 (16)

10.30	*	Form of Employee Stock Option Agreement (12)

10.31	*	Form of Non-Executive Director Stock Option Agreement (10)

10.32	*	Form of Restricted Stock Unit Agreement (10)

10.33	*	Form of Executive Stock Option Agreement (11)

10.34		Share sale agreement dated April 20, 2005 between Shisheido Anstalt and Getty Images (UK) Limited relating to Digital Vision Limited (13)

10.35		Intellectual property assignment agreement dated April 20, 2005 between Getty images (Cayman) Limited and Digital Holding & Licensing S.A. (13)

10.36		Share purchase agreement between Amana Inc. and Getty Images, Inc. dated as of May 12, 2005 (16)

10.37	*	Form of Executive Restricted Stock Unit Agreement (16)

12.1		Statement regarding computation of ratio of earnings to fixed charges (16)

21.1		Subsidiaries of the Registrant (16)

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (16)

31.1		Section 302 Certification by Jonathan D. Klein, CEO (16)

31.2		Section 302 Certification by Elizabeth J. Huebner, CFO (16)

32.1		Section 906 Certification by Jonathan D. Klein, CEO (16)

32.2		Section 906 Certification by Elizabeth J. Huebner, CFO (16)

*	Indicates management contracts or compensatory plans or arrangements.
(1)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(2)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

34	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(B)

(3)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2000.
(5)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(6)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(7)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(8)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(9)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed May 6, 2005.
(10)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(11)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(12)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(13)	Incorporated by reference from the Exhibits to the Registrant’s Amended Current Report on Form 8-K/A filed April 22, 2005.
(14)	Incorporated by reference from the Exhibits to the Registrant’s Registration Statement on Amendment No. 3 to Form S-4 on Form S-4/A filed December 23, 1997.
(15)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed December 15, 2005.
(16)	Filed herewith.

35	GETTY IMAGES, INC.	2005	FORM 10-K	SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETTY IMAGES, INC.

By:	/S/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer

March 9, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 9, 2006, by the following persons on behalf of the Registrant and in the capacities indicated below:

SIGNATURE	TITLE (CAPACITY)

/S/ MARK H. GETTY Mark H. Getty	Chairman and Director

/S/ JONATHAN D. KLEIN Jonathan D. Klein	Chief Executive Officer and Director (Principal Executive Officer)

/S/ ELIZABETH J. HUEBNER Elizabeth J. Huebner	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ JAMES N. BAILEY James N. Bailey	Director

/S/ ANDREW S. GARB Andrew S. Garb	Director

/S/ DAVID LANDAU David Landau	Director

/S/ CHRISTOPHER H. SPORBORG Christopher H. Sporborg	Director

/S/ MICHAEL A. STEIN Michael A. Stein	Director

F-1	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

F-2	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Getty Images, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2005, Getty Images, Inc.’s internal control over financial reporting is effective.

Getty Images, Inc.’s independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 as stated in their report which appears on page F-3 of this Annual Report on Form 10-K.

Seattle, Washington

March 9, 2006

F-3	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Getty Images, Inc.

We have completed an integrated audit of Getty Images, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Getty Images, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Seattle, Washington

March 9, 2006

F-4	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2005	2004	2003

(In thousands, except per share amounts)

Revenue	$733,729	$622,427	$523,196
Cost of revenue (exclusive of items shown separately below)	196,887	172,684	148,343
Selling, general and administrative expenses	252,103	225,128	210,011
Depreciation	48,572	52,976	57,348
Amortization	9,519	4,559	4,052
Other operating expenses (income)	717	(1,187)	173

Operating expenses	507,798	454,160	419,927

Income from operations	225,931	168,267	103,269
Investment income	11,991	9,133	3,847
Interest expense	(7,618)	(3,828)	(9,765)
Exchange gains, net	350	467	2,142
Debt extinguishment costs	—	—	(11,777)

Income before income taxes	230,654	174,039	87,716
Income tax expense	(80,951)	(67,389)	(23,699)

Net income	$149,703	$106,650	$64,017

Earnings per share
Basic	2.43	$1.81	$1.16
Diluted	2.28	1.72	1.11

Shares used in computing earnings per share
Basic	61,567	59,006	55,412
Diluted	65,744	62,031	57,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-5	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2005	2004

(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$223,084	$194,752
Short-term investments	295,191	325,958
Accounts receivable, net	107,020	89,272
Prepaid expenses	11,815	10,651
Deferred income taxes, net	—	8,335
Other current assets	8,553	2,894

Total current assets	645,663	631,862
Property and equipment, net	127,497	112,501
Goodwill	804,804	628,717
Identifiable intangible assets, net	50,206	13,874
Deferred income taxes, net	30,704	54,652
Other long-term assets	4,211	9,978

Total assets	$1,663,085	$1,451,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$72,344	$67,362
Accrued expenses	41,624	42,810
Income taxes payable	—	3,608
Deferred income taxes, net	17,677	—
Short-term debt	265,000	—

Total current liabilities	396,645	113,780
Long-term debt	—	265,000
Other long-term liabilities	23,480	9,692

Total liabilities	420,125	388,472

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, no par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 per share par value, 100,000 shares authorized: 62,265 shares issued at December 31, 2005 and 60,735 shares issued at December 31, 2004	623	607
Additional paid-in capital	1,281,759	1,210,203
Unearned compensation	(3,711)	—
Accumulated deficit	(18,900)	(168,603)
Accumulated other comprehensive (loss) income (Note 7)	(16,811)	20,905

Total stockholders’ equity	1,242,960	1,063,112

Total liabilities and stockholders’ equity	$1,663,085	$1,451,584

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-6	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares of Common Stock, $0.01 Par Value	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

(In thousands)

Balance at December 31, 2002	53,922	$539	$1,007,015	$(906)	$(339,270)	$575	$667,953

Net income	—	—	—	—	64,017	—	64,017
Other comprehensive income	—	—	—	—	—	12,110	12,110
Recognition of unearned compensation	—	—	—	458	—	—	458
Stock options exercised	3,406	34	70,832	—	—	—	70,866
Tax benefit from employee stock option exercises and valuation allowance reversal	—	—	20,402	—	—	—	20,402
Restricted stock grants	3	—	—	—	—	—	—

Balance at December 31, 2003	57,331	573	1,098,249	(448)	(275,253)	12,685	835,806

Net income	—	—	—	—	106,650	—	106,650
Other comprehensive income	—	—	—	—	—	8,220	8,220
Recognition of unearned compensation	—	—	—	448	—	—	448
Stock options exercised	3,404	34	73,964	—	—	—	73,998
Tax benefit from employee stock option exercises	—	—	37,935	—	—	—	37,935
Restricted stock vesting	—	—	55	—	—	—	55

Balance at December 31, 2004	60,735	607	1,210,203	—	(168,603)	20,905	1,063,112

Net income	—	—	—	—	149,703	—	149,703
Other comprehensive loss	—	—	—	—	—	(37,716)	(37,716)
Restricted stock units granted to employees	—	—	4,913	(4,913)			—
Restricted stock unit vesting	9	1	—	—	—	—	1
Restricted stock unit cancellations	—	—	(169)	—	—	—	(169)
Recognition of unearned compensation	—	—	—	1,202	—	—	1,202
Stock options exercised	1,521	15	42,157	—	—	—	42,172
Tax benefit from employee stock option exercises	—	—	24,594	—	—	—	24,594
Restricted stock vesting	—	—	61	—	—	—	61

Balance at December 31, 2005	62,265	$623	$1,281,759	$(3,711)	$(18,900)	$(16,811)	$1,242,960

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-7	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2005	2004	2003

(In thousands)

Cash flows from operating activities
Net income	$149,703	$106,650	$64,017
Adjustments to reconcile net income to net cash provided by operating activities
Reduction of income taxes paid due to the tax benefit from employee stock option exercises	65,034	3,233	—
Depreciation	48,572	52,976	57,348
Amortization of identifiable intangible assets	9,519	4,559	4,052
Amortization of debt issuance and exchange costs	6,060	1,915	1,837
Deferred income taxes	5,898	51,197	20,569
Bad debt expense	2,739	3,239	4,058
Debt extinguishment costs	—	—	11,777
Reversal of deferred tax asset valuation allowance relating to net operating losses	—	—	(10,249)
Other changes in long-term assets and liabilities and equity	4,032	3,607	1,359
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(15,159)	(16,006)	(914)
Accounts payable	(9,783)	(530)	2,585
Accrued expenses	(8,776)	(2,510)	(6,979)
Income taxes payable	(2,486)	(4,039)	3,314
Changes in other current assets and liabilities	1,924	(1,709)	5,280

Net cash provided by operating activities	257,277	202,582	158,054

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(234,432)	(25,611)	(5,496)
Acquisition of available-for-sale investments	(101,575)	(341,671)	(274,226)
Proceeds from available-for-sale investments	129,619	263,398	66,198
Acquisition of property and equipment	(57,766)	(36,723)	(35,347)
Proceeds from held-to-maturity investments	—	—	20,388
Other investing activities	(643)	46	309

Net cash used in investing activities	(264,797)	(140,561)	(228,174)

Cash flows from financing activities
Proceeds from the issuance of common stock	42,172	73,998	70,866
Debt issuance and exchange costs paid	(558)	(1,429)	(7,965)
Repayment of debt	—	—	(250,000)
Proceeds from the issuance of long-term debt	—	—	265,000
Payment of debt premium	—	—	(7,142)

Net cash provided by financing activities	41,614	72,569	70,759

Effects of exchange rate changes	(5,762)	3,144	3,024

Net increase in cash and cash equivalents	28,332	137,734	3,663
Cash and cash equivalents
beginning of year	194,752	57,018	53,355

end of year	$223,084	$194,752	$57,018

Supplemental disclosures
Interest paid	$1,343	$1,912	$11,402
Income taxes paid, including foreign taxes withheld	18,191	22,189	9,021
Non-cash investing and financing activities
Convertible subordinated debentures exchanged	$(2,000)	$(263,000)	—
Convertible subordinated debentures, Series B, issued	2,000	263,000	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-8	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Getty Images, Inc. and subsidiaries (“Getty Images,” “the company,” “we”), headquartered in Seattle, Washington, is a leading creator and distributor of high quality, relevant imagery and related services to creative professionals at advertising agencies, graphic design firms, corporations, and film and broadcasting companies; editorial customers involved in newspaper, magazine, book, CD and online publishing; and corporate marketing departments and other business customers. We offer our imagery and related services through our website and a global network of company-owned offices and delegates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require our most difficult judgments are: a) the appropriateness of the valuation and useful lives, if applicable, of long-lived assets; b) the appropriateness of the amount of accrued income taxes and deferred tax asset valuation allowances; c) the designation of certain foreign-currency denominated intercompany balances as long-term investments; and d) the sufficiency of the allowance for doubtful accounts. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from our estimates and assumptions.

Principles of Consolidation

Our consolidated financial statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries. The results of operations and financial position of acquired companies have been included from the respective dates of acquisition. Intercompany balances and transactions have been eliminated.

Foreign Exchange Gains and Losses and Derivatives

Foreign exchange transaction gains and losses are reported in exchange gains, net in our consolidated statements of income in the period in which the exchange rates change. We utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. Our forward foreign exchange contracts generally range from one to three months in original maturity and primarily require the sale of euros, British pounds, Japanese yen and Canadian dollars and the purchase of U.S. dollars and British pounds. These contracts are economic hedges of our exposures but have not been designated as hedges, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for financial reporting purposes. These contracts are carried at fair value, as determined by quoted market exchange rates, with gains and losses recognized in exchange gains, net in our consolidated statements of income in the period in which the exchange rates change.

At December 31, 2005, we held forward contracts to sell $17.5 million worth of euros, $11.0 million worth of British pounds, $4.6 million worth of Japanese yen and to buy $3.0 million worth of Brazilian real in U.S. dollar functional currency sets of books. We also held forward contracts to sell $15.0 million worth of euros and to buy $13.9 million worth of U.S. dollars in British pound functional currency sets of books. At December 31, 2004, we held forward contracts to sell $17.5 million worth of euros and $3.5 million worth of British pounds in U.S. dollar functional currency sets of books and forward contracts to sell $10.0 million worth of euros in British pound functional currency sets of books. We also held at both of these dates, contracts to sell other currencies that were less than $3.0 million individually. The fair values of these contracts were insignificant in all periods presented.

We do not hold or issue derivative financial instruments for trading purposes. In general, our derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for economic hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose us to credit-related losses in the event of non-performance. However, we have entered into these instruments with creditworthy financial institutions and consider the risk of non-performance to be low. Derivatives outstanding at December 31, 2005 were entered into primarily with Bank of America N.A.

F-9	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of convertible subordinated debentures, dilutive stock options, restricted stock and restricted stock units.

YEARS ENDED DECEMBER 31,	2005	2004	2003

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders	$149,703	$106,650	$64,017
Weighted average common shares outstanding	61,567	59,006	55,412
Basic earnings per share	$2.43	$1.81	$1.16

Diluted Earnings per Share
Income available to common stockholders	$149,703	$106,656 [1]	$64,022 [1]

Weighted average common shares outstanding	61,567	59,006	55,412
Effect of dilutive securities
Convertible subordinated debentures [2]	2,802	987	18
Stock options	1,365	2,028	2,074
Restricted stock and restricted stock units	10	10	10

Total weighted average common shares and dilutive securities	65,744	62,031	57,514

Diluted earnings per share	$2.28	$1.72	$1.11

[1]	Income available to common stockholders is higher in the diluted earnings per share calculation for 2004 and 2003 due to adding back interest expense (after tax) relating to $2.0 million of the series A convertible subordinated debentures that were outstanding at December 31, 2004. See Note 5 for more information.

[2]	Potentially dilutive shares underlying convertible subordinated debentures for 2005 were calculated based on a conversion price of $90.21, which was the average closing price of our common stock for the last five trading days of the year.

Approximately 9,098, 30,455 and 0.6 million other common shares underlying stock options for the years ended December 31, 2005, 2004 and 2003, respectively, are excluded from the computation of diluted earnings per share because they are anti-dilutive. For purposes of calculating diluted earnings per share for all future periods in which our convertible subordinated debentures remain outstanding, we will not include any associated incremental shares in periods where the average closing price of our common stock for the last five trading days of the reporting period is at or below $61.08 per share. In periods where the average closing price of our common stock exceeds $61.08 per share, we will include up to a theoretical maximum of approximately 6.9 million incremental shares. The following table shows the approximate number of incremental shares we would include in diluted weighted average shares outstanding at various stock prices, assuming $265.0 million of convertible subordinated debentures outstanding:

Average closing price per share of common stock for the last five trading days of the reporting period	$62	$70	$80	$90	$100	$120	$150	$250	$1,500	$2,900
Incremental dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have maturities at the date of acquisition of three months or less. Cash equivalents generally comprise debt instruments subject to credit risk, including certificates of deposit and money market funds.

F-10	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

Short-Term Investments

Short-term investments consisted of the following available-for-sale investments held at our consolidated balance sheet dates:

DECEMBER 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

U.S. agency securities	$175,135	$—	$(3,369)	$171,766
Auction rate securities	70,375	—	—	70,375
Corporate bonds	39,757	8	(512)	39,253
U.S. Treasury obligations	6,035	—	(150)	5,885
Money market funds	7,912	—	—	7,912

Total short-term investments	$299,214	$8	$(4,031)	$295,191

DECEMBER 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

(In thousands)

U.S. agency securities	$176,546	$3	$(1,762)	$174,787
Auction rate securities and variable rate demand notes	95,600	—	—	95,600
Corporate bonds	46,616	27	(414)	46,229
U.S. Treasury obligations	6,030	—	(50)	5,980
Money market funds	3,362	—	—	3,362

Total short-term investments	$328,154	$30	$(2,226)	$325,958

Available-for-sale investments are carried at fair value, based on quoted market prices, with associated unrealized holding gains and losses recorded in accumulated other comprehensive income. Investments outstanding at December 31, 2005 mature between 2006 and 2042, with $66.8 million, $86.7 million, $55.7 million, $17.0 million, $1.5 million and $71.6 million maturing in 2006, 2007, 2008, 2009, 2010 and thereafter, respectively. Investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations. Money market funds and other investments with original maturities of three months or less that are part of an externally managed portfolio are included in short-term investments.

Following is detail of the gross unrealized losses at December 31, 2005. The majority of these unrealized losses were generated as interest rates rose and the rate of return on certain of our investments remained fixed at lower rates. We have determined that these losses are temporary, as we have the ability and intent to hold the investments until we recover at least substantially all of their cost.

DECEMBER 31, 2005	In a loss position for less than 12 months		In a loss position for 12 months or more		Total in a loss position

	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses

(In thousands)

U.S. agency securities	$28,283	$(252)	$146,852	$(3,117)	$175,135	$(3,369)
Corporate bonds	7,789	(86)	24,965	(426)	32,754	(512)
U.S. Treasury obligations	—	—	6,035	(150)	6,035	(150)

Totals	$36,072	$(338)	$177,852	$(3,693)	$213,924	$(4,031)

Gains and losses realized on the sale of short-term investments are included in investment income in our consolidated statements of income based on the specific identification method and were insignificant in all periods presented.

F-11	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

The majority of our short-term investments comprise debt instruments issued by third parties and therefore expose us to credit-related losses. We mitigate this risk by only buying investment grade debt securities. At December 31, 2005, 90% of our investments were in AAA rated or U.S. Treasury debt instruments and no investments were rated below A. Significant concentrations of investments at December 31, 2005 were Fannie Mae ($62.1 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($52.9 million fair value). Almost all (98%) of these concentrated investments were AAA rated.

Accounts Receivable

Accounts receivable are trade receivables, net of allowances for doubtful accounts and sales returns of $13.7 million and $13.2 million at December 31, 2005 and 2004, respectively.

We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customer and delegate balances. Concentration of credit risk with respect to trade receivables is limited due to the large number of our customers and their dispersion across many geographic areas. No single customer represented 10% or more of our total revenue in any of the periods presented. Trade receivables are written off when our internal collection efforts have been exhausted. Our allowance for sales returns is estimated based on historical returns as a percentage of revenue. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented.

Approximately 11% of our recorded investment in trade receivables, net of allowances for doubtful accounts and sales returns, was more than 90 days old as of December 31, 2005, compared to 8% at December 31, 2004. The increase in this percentage from 2004 to 2005 was due to certain balances over 90 days old at December 31, 2005 that we know to be collectible and therefore did not reserve.

We do not accrue interest on past due trade receivables, but we have the right to do so in certain circumstances.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Contemporary and archival imagery consists of costs to acquire imagery from third parties and internal costs incurred by our creative department in creating imagery, including identification of marketable subject matter, art direction, digitization and the assignment of search terms and other pertinent information to each image. Computer software developed for internal use consists of internal and external costs incurred during the application development stage (except training costs) of software development and costs of upgrades or enhancements that result in additional software functionality. Costs incurred during the web application, infrastructure, graphics and content development stages of website development are also capitalized and included within computer software developed for internal use. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment (except computer software developed for internal use) are capitalized, while expenditures for repairs and maintenance are expensed as incurred.

Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets or for leasehold improvements, over the shorter of the remaining original term of the lease or the estimated life of the related improvement. Depreciation of internal use software was $12.5 million, $17.2 million and $16.7 million in 2005, 2004 and 2003, respectively.

Property and equipment consisted of the following at the reported balance sheet dates:

DECEMBER 31,		2005			2004
	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$266,638	$211,889	$54,749	$237,690	$200,087	$37,603
Computer hardware and software purchased	3	96,788	86,160	10,628	94,960	83,280	11,680
Computer software developed for internal use	3	82,586	61,135	21,451	71,407	50,192	21,215
Leasehold improvements	2-20	35,998	16,513	19,485	35,404	14,978	20,426
Furniture, fixtures and studio equipment	5	32,226	27,038	5,188	32,026	25,491	6,535
Archival imagery	40	20,445	4,526	15,919	19,450	4,464	14,986
Other property and equipment	3-4	436	359	77	406	350	56

Totals		$535,117	$407,620	$127,497	$491,343	$378,842	$112,501

F-12	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

Goodwill

Goodwill is the excess of the purchase price (including liabilities assumed and direct costs) over the fair value of tangible and identifiable intangible assets acquired through acquisitions of businesses. Goodwill is reviewed for impairment annually as of August 31 and between annual tests in certain circumstances. When assessing impairment, we estimate the implied fair value of our goodwill based on a discounted cash flow model that involves significant assumptions and estimates, including our future financial performance, our future weighted average cost of capital and our interpretation of currently enacted tax laws. At August 31, 2005, the implied fair value of our goodwill significantly exceeded its carrying value, therefore goodwill was not impaired. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations.

Goodwill changed during 2005 as follows:

(In thousands)

Goodwill at December 31, 2004	$628,717
Acquisitions of businesses (see Note 13)	193,433
Effects of foreign currency translation	(17,346)

Goodwill at December 31, 2005	$804,804

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

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

DECEMBER 31,		2005			2004

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks, trade names and copyrights	2-10	$37,392	$8,651	$28,741	$11,682	$5,742	$5,940
Customer lists, contracts and relationships	4-7	32,770	15,497	17,273	16,846	10,550	6,296
Other identifiable intangible assets	2-10	7,179	2,987	4,192	3,382	1,744	1,638

Totals		$77,341	$27,135	$50,206	$31,910	$18,036	$13,874

Based on balances at December 31, 2005, amortization of identifiable intangible assets for the next five years would be as follows:

FISCAL YEAR

(In thousands)

2006	$11,229
2007	9,222
2008	8,899
2009	5,716
2010	2,754

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

F-13	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

between willing parties. Fair value is determined based on quoted market prices, if available, or the best alternative information available, including prices for similar assets and the present value of expected future cash flows of the asset. Impairments are included in other operating expenses or, if material, shown separately and included in the calculation of income from operations.

Leases

We lease facilities and equipment through operating leases. Operating lease rentals are charged to selling, general and administrative expenses in our consolidated statements of income on a straight-line basis over the original term of each lease. Our leases typically contain rent escalation clauses whereby the amount paid by us to the lessors increases each year, while some provide rent holidays at the beginning of the lease terms and some provide stated renewal options. None of our leases contain contingent rentals. Rent escalation causes a difference each year between the amount charged to rent expense on a straight-line basis and the amount paid by us to the lessors. This difference is recorded to accrued expenses (the current portion) and other long-term liabilities (the long-term portion) in our consolidated balance sheets. These balances grow during the early portions of the lease terms and are depleted during the later portions. Rent holidays are recognized in rent expense on a straight-line basis over the original term of each lease.

We sublease certain leased facilities that are not currently used for operations. The majority of our sublease income is recorded against lease loss accruals, while the remainder, which is insignificant in all periods presented, is recorded as an offset to rent expense. Net rent expense was $18.8 million, $18.6 million and $18.4 million for 2005, 2004 and 2003, respectively. See Note 6 for future minimum payments under operating leases and future minimum receipts under subleases.

Employee Stock-Based Compensation

We apply the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock-based compensation.

We do not recognize compensation expense when issuing stock options as, according to the terms of our 2005 Incentive Plan, we are not able issue stock options with exercise prices less than the market price of our common stock on the date of the issuance. The only compensation expense we recognize in relation to stock options is upon infrequent modification of certain terms of outstanding options. With respect to the periods presented, there were minor stock option modifications resulting in nominal compensation expense in 2005.

We record unearned compensation and periodic compensation expense for restricted stock and restricted stock units issued to employees. Unearned compensation is calculated as the market price of our common stock on the date of the issuance multiplied by the number of shares issued, and is recognized as compensation expense on a straight-line basis over the vesting period.

F-14	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

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

YEARS ENDED DECEMBER 31,	2005	2004	2003

(In thousands, except per share amounts)

Net income
As reported	$149,703	$106,650	$64,017
Add: APB No. 25 employee stock-based compensation, net of income taxes	754	322	302
Interest expense on series A convertible subordinated debentures, net of income taxes [1]	—	6	5
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(15,904)	(8,271)	(6,994)

Pro forma net income	$134,553	$98,707	$57,330

Basic earnings per share
As reported	$2.43	$1.81	$1.16
Pro forma	2.19	1.67	1.03

Diluted earnings per share
As reported	$2.28	$1.72	$1.11
Pro forma	2.04	1.59	0.98

Shares used in calculating pro forma earnings per share
Basic	61,567	59,006	55,412
Diluted	65,848	62,238	58,207

[1]	These amounts represent the adding back of interest expense (after tax) relating to $2.0 million of the series A convertible subordinated debentures outstanding at December 31, 2004. See Note 5 for more information.

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

Effective January 1, 2006, we will adopt SFAS No. 123(R), “Share-Based Payment,” which eliminates our ability to account for employee stock options using the intrinsic value provisions of APB Opinion No. 25 and generally requires instead that we expense them using a fair-value-based method. See discussion of this statement under “Recent Accounting Pronouncements” below.

Revenue Recognition

We derive revenue principally from licensing rights to use images that are delivered digitally over the Internet (the vast majority of our revenue), on CDs, or in analog form (principally film). In addition, our imagery is licensed through delegates worldwide (approximately 6% of our revenue in 2005). Approximately 3% of our revenue in 2005 was derived from providing imagery related services. Revenue is recognized when the four general revenue recognition criteria are met: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. Revenue is recorded at invoiced amounts (including discounts, shipping and handling and applicable sales taxes) less an allowance for returns, except in the case of licensing rights through delegates, where revenue is recorded at our share of the delegates’ invoiced amounts. Delegates typically earn and retain 35% to 40% of the license fee, and we recognize the remaining 60% to 65% as revenue.

Persuasive evidence of an arrangement exists and the price is fixed or determinable at the time the customer agrees to the terms and conditions of the license agreement. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we

F-15	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

are able to determine that collectibility is reasonably assured prior to recognizing revenue. These first three general revenue recognition criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, upon shipment of CD, analog film and transparencies, or evenly over the subscription period. Subscription and service revenue are recorded as deferred revenue within accrued expenses in our consolidated balance sheets and are amortized to revenue evenly over the subscription period or as the services are provided. Deferred revenue was insignificant at December 31, 2005 and 2004.

Cost of revenue

Cost of revenue consists primarily of royalties owed to contributors, comprised of photographers, filmmakers and other imagery partners. These contributors are under contract with us and typically receive royalties of 20% to 50% of the total license fee, depending on the portfolio (e.g. rights-managed) and where the imagery is licensed (licenses outside a contributor’s home territory typically result in lower royalties). We own certain of the images in our collections, which do not require royalty payments. Cost of revenue excludes depreciation and amortization.

Shipping and Handling

Shipping and handling billed to customers is included in revenue, and the associated costs are included in cost of revenue.

Advertising and Marketing

We market our products and services mainly through direct mail and e-mail communications. Costs associated with these communications are recorded in selling, general and administrative expenses when the communications are mailed. Advertising and marketing costs expensed in the years ended December 31, 2005, 2004 and 2003 were $11.3 million, $9.2 million and $14.8 million, respectively. Prepaid marketing materials were insignificant at December 31, 2005 and 2004.

Income Taxes

We file U.S. federal income tax returns and numerous foreign and state income tax returns. Significant judgments, estimates and assumptions are required in determining what positions to take on our tax returns and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. We establish reserves for tax uncertainties when, despite our belief that we have appropriate support for positions we have taken on our returns, it is probable that certain of these positions will be challenged and may not be sustained upon review by taxing authorities. These reserves are established through our income tax provisions and are included in other long-term liabilities on our consolidated balance sheets. We adjust these reserves as governing laws and facts and circumstances change, such as the closing of a tax audit or the expiration of the statute of limitations for a specific exposure.

The existence and valuation of our deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on tax laws, regulations, accounting principles, and our interpretations thereof. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income in each applicable tax jurisdiction. We reduce our deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. Deferred U.S. income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments. Deferred tax assets and liabilities are classified into net current and net non-current amounts based on the balance sheet classification of the related asset or liability, or if there is no such asset or liability, according to the timing of the expected reversal of the temporary difference that created the deferred tax assets and liabilities.

Recent Accounting Pronouncements

SFAS NO. 123(R), “SHARE-BASED PAYMENT”

In December of 2004, the FASB issued SFAS No. 123(R), which addresses the accounting for employee services received in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. On April 14, 2005, the SEC delayed the effective date of SFAS No. 123(R) until January 1, 2006 for calendar year companies. SFAS No. 123(R) eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued

F-16	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. This statement also requires that we reduce stock-based compensation expense by estimated forfeitures of awards rather than reducing expense as the forfeitures occur.

Our employee stock-based compensation plan provides for the issuance of stock options, restricted stock units (RSUs) and other stock-based compensation. In connection with the adoption of this statement, we have generally shifted from issuing stock options to issuing RSUs. The fair value of RSUs issued to employees is calculated as the market price of our common stock on the date of grant multiplied by the number of units issued. This fair value, less estimated forfeitures, will be expensed to selling, general and administrative expenses on a straight-line basis over the vesting periods of the RSUs. This accounting, with the exception of the estimation of forfeitures, is the same as previously required under APB Opinion No. 25. The fair value of any stock options issued will be calculated using a Black-Scholes option valuation model using the single option approach and will be expensed in the same manner as RSUs. The fair value of unvested options and RSUs outstanding upon adoption of SFAS No. 123(R) will remain as originally calculated for footnote purposes in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” will be reduced by estimated forfeitures and will be expensed to selling, general and administrative expenses over the remaining vesting periods.

We will adopt SFAS No. 123(R) using the modified prospective transition method, which means that we will not restate prior period financial statements. The impact of our equity compensation plans on our income statement may vary greatly depending on the number of RSUs and stock options granted and the future price of our common stock. However, we currently anticipate that expense associated with our equity compensation plans will reduce 2006 diluted earnings per share by approximately $0.14 to $0.20. This estimate is based on a range of estimated prices of our common stock and current expectations of the number of RSUs and stock options that may be issued.

FSP FAS 123(R)-2, “PRACTICAL ACCOMMODATION TO THE APPLICATION OF GRANT DATE AS DEFINED IN FASB STATEMENT NO. 123(R)”

FSP FAS 123(R)-3, “TRANSITION ELECTION RELATED TO ACCOUNTING FOR THE TAX EFFECTS OF SHARE-BASED PAYMENT AWARDS”

In October and November of 2005, the FASB issued FSPs FAS 123(R)-2 and FAS 123(R)-3, respectively. FSP FAS 123(R)-2 clarifies the definition of the grant date of share-based payments. This FSP does not impact us, as we had already interpreted the grant date to be as clarified in this FSP.

FSP 123(R)-3 provides a short-cut method for calculating a company’s pool of windfall tax benefits relating to share-based payments upon adoption of SFAS No. 123(R). This FSP does not impact us, as we have elected not to use the short-cut method provided therein as it provides us with a smaller windfall tax pool than the long method outlined in SFAS No. 123(R). The pool of windfall tax benefits is important, as a company is allowed to take future shortfalls from estimated tax benefits relating to share-based payments against its pool of windfall tax benefits as opposed to taking these shortfalls through income tax expense.

FSP FIN 45-3, “MINIMUM REVENUE GUARANTEES”

In November of 2005, the FASB issued FSP FIN 45-3, which requires a guarantor to recognize, at the inception of a minimum revenue guarantee granted to a business or its owners, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. We guarantee certain contributors minimum levels of revenue from licenses of their imagery. This FSP will require us to record the fair value of minimum revenue guarantees issued or modified on or after January 1, 2006. Based on the types of minimum revenue guarantees we have granted in the past, we expect the fair value of such guarantees to be immaterial.

FSP FAS 115-1 AND FAS 124-1, “THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS”

In November of 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which provides guidance for determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP does not impact us, as we were already determining impairment of our investments in the manner prescribed therein.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, short-term investments, forward foreign currency exchange contracts, accounts receivable, accounts payable and debt. Short-term investments and forward foreign currency exchange contracts are carried at fair value as discussed within Note 2 above under “Short-Term Investments” and “Foreign Exchange Gains and Losses and

F-17	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

Derivatives.” The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The fair value of our debt, based on quoted market prices, was approximately $540.9 million and $409.4 million at December 31, 2005 and 2004, respectively. These fair values were $275.9 million and $144.4 million, respectively, higher than the carrying value of our debt at those dates.

NOTE 4. ACCRUED EXPENSES

Accrued expenses at the reported balance sheet dates are summarized below, with balances representing 5% or more of total current liabilities at either date shown separately:

DECEMBER 31,	2005	2004

(In thousands)

Accrued payroll and related costs	$24,095	$23,542
Accrued rent (mainly straight-line rent (see “Leases” within Note 2))	4,610	4,797
Other	12,919	14,471

Total accrued expenses	$41,624	$42,810

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

At both consolidated balance sheet dates, our short-term and long-term debt consisted only of our convertible subordinated debentures. At December 31, 2005, there were $265.0 million of series B debentures outstanding, while at December 31, 2004, there were $263.0 million of series B, and $2.0 million of series A, debentures outstanding.

Key terms and conditions of our series B convertible subordinated debentures are:

•	The principal portion of the debentures is required to be settled in cash, while the increase in value of the debentures beyond the principal, if any, is payable in shares of our common stock. Prior to June 9, 2008, if the applicable stock price is less than or equal to the base conversion price of $61.08, no common shares would be issued upon conversion. If the applicable stock price is greater than the base conversion price, common shares would be issued upon conversion based on a conversion rate calculated in accordance with a pre-determined formula.
•	The debentures may be converted at the holder’s option only under any of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than $73.30; 2) the credit rating assigned to the debentures by Standard & Poor’s Ratings Services is below B- or by Moody’s Investors Service is below B3 (the ratings were B+ and Ba3, respectively, at December 31, 2005); 3) the trading price of the debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.
•	We may redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest at any time on or after June 13, 2008, except that between June 13, 2008 and June 12, 2009, we may not redeem the debentures unless the closing sale price of our common stock is greater than $76.35 for at least 20 trading days in a 30 consecutive trading day period ending on the trading day prior to the date of mailing our notice of redemption.
•	Holders may require us to redeem the debentures for cash equal to the principal value plus any accrued and unpaid interest on June 9, 2008, 2013 and 2018.
•	We are required to pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the debentures over a five-day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per debenture. The market price of our convertible subordinated debentures was approximately $2,041 per debenture at December 31, 2005.

On July 1, 2005, our 0.5% convertible subordinated debentures became convertible by the holders due to a conversion condition having been met. The conversion condition was met when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended June 30, 2005. The condition was also met in the quarters ended September 30, 2005 and December 31, 2005. As a result, we classified the $265.0 million of debentures as short-term debt on our June 30, September 30 and December 31, 2005 balance sheets.

F-18	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

We believe the likelihood of a significant number of debentures being tendered for conversion prior to the date that we are able to call the debentures is remote; however, should all or some of the holders elect to convert, we would be required to repay the applicable principal in cash up to $265.0 million, which we would likely fund with existing cash and cash equivalents and short-term investments. The ability for the holders to convert will expire on March 31, 2006 unless the conversion condition is met again in the last 30 trading days ending on that date. If the condition is not met during that period, we will reclassify the debt back to long-term. The closing price of our common stock on January 31, 2006 was $81.65.

The conversion contingencies relating to the credit rating assigned to, and the trading price of the debentures compared to the product of the closing price of our common stock and the conversion rate in effect at such time, as well as the contingent interest feature, represent embedded derivatives. A valuation of the fair value of these derivatives is performed each quarter. The fair value of these derivatives was insignificant in all periods presented.

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

YEARS ENDING DECEMBER 31,	2006	2007	2008	2009	2010	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures:
Principal payments [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Interest payments [1]	1,343	1,343	1,343	1,343	1,343	16,793	23,508
Operating lease payments on facilities and equipment leases [2]	22,773	21,456	20,742	20,189	19,761	67,764	172,685
Minimum royalty guarantee payments to contributors of imagery [3]	5,359	2,177	1,453	103	18	—	9,110
Other purchase commitments	2,936	1,503	360	—	—	—	4,799

Total contractual obligations	$32,411	$26,479	$23,898	$21,635	$21,122	$349,557	$475,102

[1]	Figures assume that the convertible subordinated debentures are repaid upon maturity in 2023, which may or may not reflect future events. The debentures are currently convertible by the holders of the debentures and therefore, the applicable principal would be required to be paid in cash if some or all of the debentures were converted by the holders. In addition, the holders may require us to redeem the debentures in 2008, 2013 and 2018. See discussion of these circumstances in Note 5.

[2]	Offsetting these operating lease payments will be receipts for subleased facilities in the amounts of (in thousands) $6,443, $2,056, $1,238, $1,258, $1,258 and $150 for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

[3]	Offsetting these minimum royalty guarantee payments to contributors of imagery will be minimum guaranteed receipts from contributors in the amount of (in thousands) $1,125 for the year ending December 31, 2006.

Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table. Payments under employment contracts are also excluded from this table because they do not represent purchase commitments.

Contingencies

Included within operating lease payments in the table under “Commitments” above are payments for facilities in New York, which we are leasing through an agreement that expires in March of 2015 and subleasing to another party through an agreement that expires in February of 2007. We are currently evaluating our options with respect to use of the space after the current sublease expires. If we decide to permanently exit some or all of the space, we would recognize a non-cash loss of up to approximately $15 million to $25 million (based on the present value of our lease costs, net of sublease income, for the remaining eight years of our lease at a range of market rates currently anticipated). We would record this loss as a charge within operating expenses in our consolidated statement of income at the time we make such a decision.

F-19	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure model and property releases for images we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by securing all necessary model and property releases for imagery for which we hold the copyright, and by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us. We also require contributing photographers, other imagery partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided or sold to us. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at December 31, 2005 and 2004. As such, we believe the estimated fair value of these liabilities is minimal.

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include:

•	agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services;
•	agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services;
•	agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services;
•	real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property;
•	agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us;
•	agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and
•	agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at December 31, 2005 or 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

NOTE 7. STOCKHOLDERS’ EQUITY

No shares of preferred stock were issued at December 31, 2005 or 2004. However, our Board of Directors is authorized to issue up to 5 million shares of no par value preferred stock. Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock without further action by stockholders. This authority may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company.

Our Board of Directors has authorized the repurchase of our common stock on the open market from time to time, up to $150 million. The number of shares purchased, if any, and the timing of the purchases will be based on the level of cash and cash equivalents and short-term investments, the market price of our common stock, general business conditions and alternative investment opportunities. We have not repurchased any shares pursuant to this authorization.

F-20	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

Comprehensive Income

Comprehensive income consisted of the following during the periods presented:

YEARS ENDED DECEMBER 31,	2005	2004	2003

(In thousands)

Net income	$149,703	$106,650	$64,017
Net unrealized (losses) gains on revaluation of long-term intercompany balances	(34,402)	13,204	26,334
Net foreign currency translation adjustment losses	(1,487)	(2,714)	(14,248)
Net unrealized (losses) gains on short-term investments	(1,827)	(2,316)	39
Deferred taxes on net unrealized gains on short-term investments	—	46	(15)

Total comprehensive income	$111,987	$114,870	$76,127

In connection with the acquisition of Digital Vision in the second quarter of 2005, a new $155.0 million long-term intercompany loan payable was established on the books of a subsidiary whose functional currency is the British pounds, effectively doubling our U.K. subsidiaries’ exposure to the U.S. dollar through long-term intercompany loans. The revaluation of these loans caused the significant unrealized loss shown in the table above.

Accumulated other comprehensive (loss) income consisted of the following at the reported balance sheet dates:

DECEMBER 31,	2005	2004

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances	$1,068	$35,470
Accumulated net foreign currency translation adjustment losses	(13,856)	(12,369)
Accumulated net unrealized losses on short-term investments	(4,023)	(2,196)

Total accumulated other comprehensive (loss) income	$(16,811)	$20,905

Realized gains and losses (on investments sold) transferred out of net unrealized losses on short-term investments and into investment income were insignificant in all periods presented. Deferred taxes are not provided on unrealized foreign exchange gains and losses on foreign currency denominated long-term intercompany balances or on translation adjustments because we expect that these investments in our foreign subsidiaries will be permanent. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

NOTE 8. STOCK-BASED COMPENSATION

Our stock-based compensation program is a long-term retention program that is intended to attract, retain and motivate talented employees and directors of the company, and to align stockholder and employee interests. We consider this program critical to our operation and productivity. All employees are eligible to receive equity compensation through the program, though not all employees are issued stock-based compensation each year.

In connection with the adoption of SFAS No. 123(R) effective January 1, 2006, we have shifted from issuing stock options to issuing restricted stock units (RSUs).

F-21	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

Stock Options

The following table presents stock option activity for the past three years:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

December 31, 2002	10,347	$22.47	7,744	$22.41
Granted	919	36.28
Exercised	(3,406)	20.81
Lapsed	(407)	25.69

December 31, 2003	7,453	24.75	5,734	23.12
Granted	504	55.22
Exercised	(3,404)	21.72
Lapsed	(212)	29.95

December 31, 2004	4,341	30.42	3,162	26.44
Granted	1,018	82.01
Exercised	(1,521)	27.76
Lapsed	(118)	42.31

December 31, 2005	3,720	45.26	2,914	42.96

The following table summarizes additional information relating to options outstanding and options exercisable at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICES	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)

$ 9.88 – $ 23.32	646	3.93	$18.31	635	$18.33
23.33 – 30.00	226	5.28	26.04	210	25.90
30.01 – 30.32	800	4.32	30.32	800	30.32
30.33 – 38.63	633	6.57	35.80	359	35.36
38.64 – 83.10	582	8.52	58.61	152	53.78
83.11 – 92.65	833	9.71	83.57	758	83.12

9.88 – 92.65	3,720	6.56	45.26	2,914	42.96

The weighted average estimated fair values of options granted during 2005, 2004 and 2003 were $20.82, $23.09 and $18.55, respectively. Weighted average estimated fair values were calculated using a Black-Scholes multiple option valuation model with forfeitures recognized as they occurred and the following assumptions:

YEARS ENDED DECEMBER 31,	2005	2004	2003

Expected share price volatility	37%	53%	63%
Risk free rate of return	3.67%	2.75%	3.10%
Expected life of stock options	2 years from vest	1 1/2 - 2 years from vest	1 1/2 years from vest
Expected rate of dividends	None	None	None

F-22	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

Restricted Stock Units (RSUs)

The following table presents RSU activity for 2005. There were no RSUs outstanding at December 31, 2004.

	Number of Units	Weighted-Average Grant Date Fair Value

	(In thousands)

Granted	73	$70.56
Vested	(11)	68.63
Cancelled	(3)	72.41

December 31, 2005	59	$70.83

NOTE 9. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

We operate the company as one business segment. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented. Revenue is summarized below based on customers’ billing addresses, with countries experiencing 5% or more of total revenue in a reportable period shown separately. Due to the impact of foreign currency translation, these figures may not reflect the relative performance of the individual countries.

	2005		2004		2003
YEARS ENDED DECEMBER 31,	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue

(In thousands)

United States	$313,700	43%	$276,396	44%	$243,345	46%
United Kingdom	105,291	14%	90,893	15%	69,432	13%
Germany	60,116	8%	48,119	8%	40,483	8%
France	42,419	6%	36,405	6%	30,407	6%
Other	212,203	29%	170,614	27%	139,529	27%

Total revenue	$733,729	100%	$622,427	100%	$523,196	100%

Tangible long-lived assets that may not be readily removed from the countries where they are located are computer hardware, leasehold improvements, furniture, fixtures, studio equipment and archival imagery (as archival imagery is often in analog format). These assets are shown below, net of accumulated depreciation, with countries containing 5% or more of the total of these assets shown separately:

DECEMBER 31,	2005	2004	2003

(In thousands)

United States	$26,614	$26,221	$26,180
United Kingdom	18,714	21,221	20,100
Other	2,162	3,233	3,480

Total	$47,490	$50,675	$49,760

These reported revenues and long-lived assets are subject to risks and uncertainties associated with doing business in foreign countries, including local, regional and global economic conditions, political instability, and changes in applicable tax laws.

F-23	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

NOTE 10. DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLANS

We contribute to defined contribution retirement plans in which the majority of our employees are able to participate.

We sponsor one defined contribution plan in the U.S., a 401(k) plan, in which all U.S. employees over 18 years of age may participate at any time. We match 100% of participant contributions, up to the first 4% of each participant’s eligible compensation (including salary, bonuses and commissions), not to exceed the Internal Revenue Service per person annual limitations. Employees vest immediately in our matching contributions.

With the exception of a limited number of legacy defined contribution plans provided to certain employees in accordance with employment contracts, we sponsor one defined contribution plan in the U.K. Employees may participate in this plan after three months of employment and must contribute a minimum of 2% of their salary to maintain eligibility. We generally contribute 5% of each participant’s salary to the plan.

Our contributions to these plans and other defined contribution plans worldwide totaled $4.8 million, $3.9 million and $3.4 million in 2005, 2004 and 2003, respectively, and were expensed to selling, general and administrative expenses as incurred.

NOTE 11. INCOME TAXES

Income before income taxes is attributable to the following tax jurisdictions:

YEARS ENDED DECEMBER 31,	2005	2004	2003

(In thousands)

United States	$191,442	$143,333	$78,316
Foreign	39,212	30,706	9,400

Income before income taxes	$230,654	$174,039	$87,716

The components of income tax expense were as follows:

YEARS ENDED DECEMBER 31,	2005	2004	2003

(In thousands)

Current tax
U.S. federal and state	$(2,128)	$(3,439)	$(1,745)
Foreign	(7,891)	(12,753)	(12,727)

Total current tax	(10,019)	(16,192)	(14,472)

Deferred tax
U.S. federal and state	(69,449)	(52,880)	(18,418)
Foreign	(1,483)	1,683	9,191

Total deferred tax	(70,932)	(51,197)	(9,227)

Income tax expense	$(80,951)	$(67,389)	$(23,699)

F-24	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

Our recognized income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes. A reconciliation of the difference follows:

YEARS ENDED DECEMBER 31,	2005	Rate	2004	Rate	2003	Rate

(In thousands)

Income tax expense based on the U.S. federal statutory rate	$(80,729)	(35.0)	$(60,914)	(35.0)	$(30,700)	(35.0)
State income tax expense, net of U.S. federal income tax	(5,196)	(2.1)	(4,714)	(2.7)	(2,807)	(3.2)
Release of reserves	4,726	2.1	—	—	—	—
Change in valuation allowance	(525)	(0.2)	(838)	(0.5)	10,249	11.6
Other, net	773	0.2	(923)	(0.5)	(441)	(0.4)

Income tax expense	$(80,951)	(35.0)	$(67,389)	(38.7)	$(23,699)	(27.0)

During 2005, we began transitioning a portion of our intellectual property offshore to better serve our non-U.S. customers. This transition enabled us to utilize some of our foreign tax credits. This combined with favorable developments in tax examinations resulted in the release of $4.7 million of tax reserves.

The components of our net deferred tax assets at the reported balance sheet dates are as follows:

YEARS ENDED DECEMBER 31,	2005	2004

(In thousands)

Deferred tax assets related to:
Net operating loss carryforwards	$23,605	$49,490
Accrued liabilities and allowances	23,200	17,897
Depreciation	5,790	7,846
Unrealized foreign exchange gains	735	18,102
Other	3,676	5,030

Total deferred tax assets	57,006	98,365

Deferred tax liabilities related to:
Long-term assets	(14,424)	(15,277)
Interest on convertible subordinated debentures	(22,860)	(14,009)

Total deferred tax liabilities	(37,284)	(29,286)

Total deferred taxes	19,722	69,079
Less: Deferred tax assets valuation allowance	(6,695)	(6,092)

Net deferred tax assets	$13,027	$62,987

Our deferred tax assets at December 31, 2005 with respect to net operating losses expire as follows:

	Deferred Tax Assets	Net Operating Loss Carryforwards

(In thousands)

United States, expiring between 2018 and 2021	$138	$360
Foreign, expiring between 2006 and 2010	2,450	5,778
Foreign, indefinite	21,017	69,622

Total	$23,605	$75,760

F-25	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

Net tax benefits of $24.6 million, $37.9 million and $20.4 million associated with the exercise of employee stock options were recorded in additional paid-in capital in 2005, 2004 and 2003, respectively.

We had not consistently generated taxable income from our primary U.S. operations prior to 2002, so we recorded a valuation allowance against the deferred tax assets recognized related to employee stock options exercised from the first quarter of 2002 through the third quarter of 2003. However, in the fourth quarter of 2003, we updated our estimates of future taxable income for our U.S. operations and determined that it was more likely than not that we would realize more of the deferred tax asset than the net balance at that date. Therefore, we reduced our valuation allowance by $25.3 million, with $10.2 million related to net operating losses in 2001 and prior, reversed through a credit to income tax expense and $15.1 million related to employee stock option exercises in 2002 and 2003, reversed through a credit to additional paid-in capital. We retained approximately $3.0 million of the valuation allowance relating to deferred tax assets generated from capital loss carryforwards and foreign net operating losses that we will likely not recover. During 2004, we increased the valuation allowance to $6.1 million, mainly due to the acquisition of a foreign company with net operating losses, as well as additional 2004 foreign losses from certain operations and capital losses. During 2005, we increased the valuation allowance to $6.7 million to reflect additional 2005 foreign losses from certain operations.

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

NOTE 12. DEBT EXTINGUISHMENT COSTS

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

NOTE 13. ACQUISITIONS OF BUSINESSES

On April 20, 2005, we acquired London-based Digital Vision Limited (Digital Vision), one of the world’s leading royalty-free photography businesses, for a purchase price of $179.6 million ($167.0 million of cash and $12.6 million of direct acquisition costs and liabilities assumed). The majority of the purchase price was allocated to goodwill ($135.3 million) and identifiable intangible assets ($33.2 million). Prior to the acquisition, we had a significant number of Digital Vision’s images available for license through our Image Partner program. We acquired this company in order to obtain more wholly-owned imagery, which provides flexible licensing opportunities at a lower cost, as there are no associated royalties.

On June 8, 2005, we acquired Amana America, Inc., Amana Europe Limited and Iconica Limited (collectively Photonica) for a purchase price of $58.3 million ($48.1 million of cash and $10.2 million of direct acquisition costs and liabilities assumed). Photonica is a rights-managed stock photography agency with its principal offices in New York and London. The majority of the purchase price was allocated to goodwill ($41.4 million) and identifiable intangible assets ($11.6 million). We acquired this company to obtain access to some of the world’s leading collections of cutting edge, high-end rights-managed imagery and some of the most talented and creative photographers in Europe, the United States and Japan.

On July 30, 2004, we acquired Imagenet Limited, a London-based distributor of digital publicity and marketing materials to media companies, for a purchase price (including liabilities assumed) of £13.9 million (approximately $25.2 million). The portion of the purchase price allocated to goodwill was £10.6 million (approximately $19.2 million).

During 2005, 2004 and 2003, we also completed several other small acquisitions. All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. None of the acquisitions were material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

F-26	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

NOTE 14. SUBSEQUENT EVENTS

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc. for $50.0 million in cash. iStockphoto, Inc. was a privately held stock photography company located in Calgary, Alberta, Canada that licenses royalty-free imagery exclusively through its websites, www.istockphoto.com and www.istockpro.com. The $50.0 million purchase price was funded from existing cash and cash equivalents and consisted of $45.7 million paid to the sellers upon closing and $4.3 million held in escrow. The amounts held in escrow are to be paid to certain key employees (former shareholders of iStockphoto, Inc.) after they complete one to three years of continued service with the company. A purchase price allocation is in process and is expected to be completed during the first quarter of 2006.

NOTE 15. SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(In thousands, except per share amounts)

Year ended December 31, 2005
Revenue	$178,094	$185,305	$184,516	$185,813
Cost of revenue [1]	51,254	49,495	47,510	48,627
Income from operations	53,545	55,508	58,717	58,160
Income before income taxes	54,982	52,836	61,535	61,300
Net income	34,108	33,990	39,060	42,545
Basic earnings per share	0.56	0.55	0.63	0.68
Diluted earnings per share	0.54	0.53	0.60	0.64

Year ended December 31, 2004
Revenue	$156,512	$150,327	$153,488	$162,100
Cost of revenue [1]	43,806	41,789	42,344	44,745
Income from operations	42,942	39,843	41,713	43,770
Income before income taxes	42,910	40,927	43,624	46,579
Net income	26,086	25,152	26,732	28,681
Basic earnings per share	0.45	0.43	0.45	0.48
Diluted earnings per share	0.43	0.41	0.44	0.46

[1]	See discussion of our accounting policy for cost of revenue in Note 2.

S-1	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Getty Images, Inc.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 9, 2006 appearing on page F-3 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Seattle, Washington

March 9, 2006

S-2	GETTY IMAGES, INC.	2005	FORM 10-K	PART IV	ITEM 15(A)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	December 31, 2002	Additions Expensed	Other Additions	Deductions		December 31, 2003	Additions Expensed	Other Additions	Deductions		December 31, 2004	Additions Expensed	Other Additions	Deductions		December 31, 2005

(In thousands)

Allowance for doubtful accounts and sales returns	$12,603	4,651	—	(5,122	) [1]	$12,132	3,682	688 [2]	(3,257	) [1]	$13,245	3,788	2,512 [2]	(5,828	) [1]	$13,717
Deferred tax asset valuation allowance	$17,474	—	10,818 [3]	(25,319	) [4]	$2,973	838	2,281 [5]	—		$6,092	525	486 [6]	(408	) [7]	$6,695

[1]	Amounts represent balances written off, net of amounts recovered that had previously been written off, and foreign currency translation losses.
[2]	Amounts represent allowances for doubtful accounts and sales returns of businesses acquired and foreign currency translation gains.
[3]	This amount relates to employee stock option exercises in the U.S. and U.K.
[4]	This amount represents a decrease in the valuation allowance relating to employee stock option exercises ($15,070) and net operating losses ($10,249). See Note 11 to our Consolidated Financial Statements, “Income Taxes,” for further information.
[5]	This amount relates to net operating loss carryforwards of a company we acquired in 2004 that had not generated profits in years prior to acquisition.
[6]	This amount relates to net operating loss carryforwards of a company we acquired in 2005.
[7]	This amount relates to foreign tax credits and foreign currency translation losses.