Form 10-K/A
period 2005-12-31
GETTY IMAGES INC
filed 2006-03-10
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Our Annual Meeting of Stockholders will be held on May 2, 2006.

An Index to Exhibits appears at Part IV, Item 15, pages 31 to 34 herein.

EXPLANATORY NOTE

Getty Images, Inc. is filing this Form 10-K/A to correct two errors in Part II, Item 7 of this document under the heading “Results of Operations Outlook” on page 18.

All information contained in this Amendment is as of the original filing date of the Form 10-K for the fiscal year ended December 31, 2005 and does not reflect any subsequent information or events other than as described above. We are not required to update and have not updated the forward-looking statements previously included in the Form 10-K filed on for events or operations subsequent to March 9, 2006.

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

In 2006, we expect to report: double digit revenue growth at a rate slightly lower than in 2005; selling, general and administrative expenses approximately 10% higher than in 2005; a moderate increase in depreciation; amortization approximately 20% higher than in 2005; an operating margin of 34% to 35%; and an effective income tax rate of approximately 37%. These expectations do not include the impact of stock-based compensation, changes in foreign currency exchange rates or material acquisitions of businesses, if any. The impact of stock-based compensation may vary greatly depending on the number of restricted stock units and stock options issued and the future price of our common stock. However, we currently anticipate that stock-based compensation expense will reduce 2006 diluted earnings per share by approximately $0.14 to $0.20. This estimate is based on a range of estimated prices of our common stock and current expectations of the number of restricted stock units and stock options that may be issued.

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