Form 10-Q
period 2006-03-31
GETTY IMAGES INC
filed 2006-05-05
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 28, 2006, there were 62,365,899 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q1 2006	FORM 10-Q

1	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED MARCH 31,

	2006	2005

(In thousands, except per share amounts)

Revenue	$200,929	$178,094
Cost of revenue (exclusive of items shown separately below)	52,266	51,254
Selling, general and administrative expenses (including $3,306 and $251 of stock-based compensation)	74,275	60,054
Depreciation	12,258	12,035
Amortization	3,731	1,222
Other operating income	(729)	(16)

Operating expenses	141,801	124,549

Income from operations	59,128	53,545
Investment income	4,016	2,889
Interest expense	(357)	(962)
Exchange gains (losses), net	5	(490)
Other non-operating income	42	—

Income before income taxes	62,834	54,982
Income tax expense	(23,486)	(20,874)

Net income	$39,348	$34,108

Earnings per share
Basic	$0.63	$0.56
Diluted	0.61	0.54

Shares used in computing earnings per share
Basic	62,328	60,944
Diluted	64,955	63,692

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	MARCH 31, 2006	DECEMBER 31, 2005

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$309,414	$223,084
Short-term investments	213,052	295,191
Accounts receivable, net	116,442	107,020
Prepaid expenses	13,485	11,815
Other current assets	4,535	8,553

Total current assets	656,928	645,663
Property and equipment, net	133,584	127,497
Goodwill	847,721	804,804
Identifiable intangible assets, net	60,372	50,206
Deferred income taxes, net	25,354	30,704
Other long-term assets	3,846	4,211

Total assets	$1,727,805	$1,663,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,052	$72,344
Accrued expenses	28,319	38,676
Income taxes payable	7,678	—
Deferred income taxes, net	18,523	17,677
Short-term debt	265,000	265,000
Other current liabilities	7,133	2,948

Total current liabilities	403,705	396,645
Long-term liabilities	31,623	23,480

Total liabilities	435,328	420,125

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock	624	623
Additional paid-in capital	1,284,437	1,278,048
Retained earnings (Accumulated deficit)	20,448	(18,900)
Accumulated other comprehensive loss (Note 6)	(13,032)	(16,811)

Total stockholders’ equity	1,292,477	1,242,960

Total liabilities and stockholders’ equity	$1,727,805	$1,663,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

(In thousands)

Balance at December 31, 2005	62,265	$623	$1,278,048	$(18,900)	$(16,811)	$1,242,960
Net income	—	—	—	39,348	—	39,348

Other comprehensive income	—	—	—	—	3,779	3,779
Stock-based compensation expense	—	—	3,438	—	—	3,438
Restricted stock unit vesting	2	—	—	—	—	—
Restricted stock unit cancellations	—	—	(65)	—	—	(65)
Stock options exercised	86	1	1,939	—	—	1,940
Tax benefit from stock option exercises and restricted stock unit vesting	—	—	1,077	—	—	1,077

Balance at March 31, 2006	62,353	$624	$1,284,437	$20,448	$(13,032)	$1,292,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

THREE MONTHS ENDED MARCH 31,	2006	2005

(In thousands)

Cash flows from operating activities
Net income	$39,348	$34,108
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,258	12,035
Deferred income taxes	9,899	17,329
Amortization of identifiable intangible assets	3,731	1,222
Employee stock-based compensation	3,306	251
Bad debt expense	1,215	691
Amortization of debt issuance and exchange costs	—	590
Other changes in long-term assets and liabilities	372	424
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(4,403)	(14,429)
Accounts payable	2,910	7,452
Accrued expenses	(13,327)	(12,143)
Income taxes payable	10,497	2,606
Changes in other current assets and liabilities	217	4,004

Net cash provided by operating activities	66,023	54,140

Cash flows from investing activities
Proceeds from available-for-sale investments	90,556	90,947
Acquisitions of businesses, net of cash acquired	(49,117)	—
Acquisition of property and equipment	(14,614)	(8,102)
Acquisition of available-for-sale investments	(8,498)	(65,641)
Other investing activities	300	—

Net cash provided by investing activities	18,627	17,204

Cash flows from financing activities
Proceeds from the issuance of common stock	1,940	9,748
Other financing activities	866	(133)

Net cash provided by financing activities	2,806	9,615

Effects of exchange rate changes	(1,126)	(1,122)

Net increase in cash and cash equivalents	86,330	79,837
Cash and cash equivalents, beginning of period	223,084	194,752

Cash and cash equivalents, end of period	$309,414	$274,589

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

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

6	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, restricted stock, restricted stock units and our convertible subordinated debentures.

	THREE MONTHS ENDED MARCH 31,

	2006	2005

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders (numerator)	$39,348	$34,108
Weighted average common shares outstanding (denominator)	62,328	60,944
Basic earnings per share	$0.63	$0.56

Diluted Earnings per Share
Income available to common stockholders (numerator) [1]	$39,348	$34,109 [1]

Weighted average common shares outstanding	62,328	60,944
Effect of dilutive securities
Convertible subordinated debentures	1,441	1,527
Stock options	1,175	1,219
Restricted stock and restricted stock units	11	2

Total weighted average common shares and dilutive securities (denominator)	64,955	63,692

Diluted earnings per share	$0.61	$0.54

1	Income available to common stockholders is higher in the 2005 diluted earnings per share calculation due to adding back interest expense (after tax) relating to $2.0 million of the convertible subordinated debentures that were outstanding at March 31, 2005.

Approximately 941,547 and 12,293 other common shares potentially issuable from stock options for the three months ended March 31, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive.

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

Average closing price per share of common stock for the last five trading days of the reporting period	$ 62	$ 70	$ 80	$ 90	$ 100	$ 120	$ 150	$ 250	$ 1,500	$ 2,900
Incremental dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

7	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

Short-Term Investments

Short-term investments consisted of the following available-for-sale investments at the reported balance sheet dates:

MARCH 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$164,181	$—	$(3,361)	$160,820
Corporate debt securities	31,827	7	(473)	31,361
U.S. Treasury obligations	6,036	—	(169)	5,867
Money market funds	15,004	—	—	15,004

Total short-term investments	$217,048	$7	$(4,003)	$213,052

DECEMBER 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$175,135	$—	$(3,369)	$171,766
Auction rate securities	70,375	—	—	70,375
Corporate debt securities	39,757	8	(512)	39,253
U.S. Treasury obligations	6,035	—	(150)	5,885
Money market funds	7,912	—	—	7,912

Total short-term investments	$299,214	$8	$(4,031)	$295,191

Investments outstanding at March 31, 2006 mature between 2006 and 2033. Investments with contractual maturities beyond one year are classified as short-term in our consolidated balance sheets because they represent the investment of cash that is available for current operations.

Following is detail of the gross unrealized losses at March 31, 2006. The majority of these unrealized losses were generated as interest rates rose and the rate of return on certain of our investments remained fixed at lower rates. We have determined that these losses are temporary, as we have the ability and intent to hold the investments until we recover at least substantially all of their cost.

MARCH 31, 2006	In a loss position for less than 12 months		In a loss position 12 months or more		Total in a loss position

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(In thousands)

U.S. agency securities	$1,797	$(2)	$159,023	$(3,359)	$160,820	$(3,361)
Corporate debt securities	2,227	(31)	24,177	(442)	26,404	(473)
U.S. Treasury obligations	—	—	5,867	(169)	5,867	(169)

Totals	$4,024	$(33)	$189,067	$(3,970)	$193,091	$(4,003)

Gains and losses realized on the sale of short-term investments are included in investment income in our consolidated statements of income based on the specific identification method and were insignificant in all periods presented.

8	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

The majority of our short-term investments comprise debt instruments issued by third parties and therefore expose us to credit-related losses. We mitigate this risk by only buying investment grade debt securities. At March 31, 2006, 89% of our investments were in AAA rated or US Treasury obligations and no investments were rated below A. Significant concentrations of investments at March 31, 2006 were Fannie Mae ($62.1 million fair value), Freddie Mac ($45.9 million fair value) and Federal Home Loan Bank ($52.9 million fair value). The majority (98%) of these concentrated investments are AAA rated.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $14.2 million and $13.7 million at March 31, 2006 and December 31, 2005, respectively. Provisions for doubtful accounts recorded during the three months ended March 31, 2006 and 2005 totaled $1.2 million and $0.7 million, respectively. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Approximately 8% and 11% of our accounts receivable balance, net of allowances for doubtful accounts and sales returns, was more than 90 days old at March 31, 2006 and December 31, 2005, respectively.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		MARCH 31, 2006			DECEMBER 31, 2005

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$274,288	$(219,269)	$55,019	$266,638	$(211,889)	$54,749
Computer hardware and software purchased	3	101,431	(87,909)	13,522	96,788	(86,160)	10,628
Computer software developed for internal use	3	88,550	(64,036)	24,514	82,586	(61,135)	21,451
Leasehold improvements	2-20	36,583	(17,271)	19,312	35,998	(16,513)	19,485
Furniture, fixtures and studio equipment	5	33,028	(27,811)	5,217	32,226	(27,038)	5,188
Archival imagery	40	20,640	(4,701)	15,939	20,445	(4,526)	15,919
Other property and equipment	3-4	439	(378)	61	436	(359)	77

Totals		$554,959	$(421,375)	$133,584	$535,117	$(407,620)	$127,497

Depreciation of computer software developed for internal use was $2.9 million and $3.3 million for the three months ended March 31, 2006 and 2005, respectively.

Goodwill

Goodwill changed during the first quarter of 2006 as follows:

(In thousands)

Goodwill at December 31, 2005	$804,804
Acquisitions of businesses	40,909
Effects of foreign currency translation	2,008

Goodwill at March 31, 2006	$847,721

9	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

			MARCH 31, 2006			DECEMBER 31, 2005

	Range of Estimated Useful Lives (in years)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks, trade names and copyrights	2-10	[1]	$40,402	$(9,650)	$30,752	$37,392	$(8,651)	$28,741
Customer lists, contracts and relationships	4-7		32,923	(17,175)	15,748	32,770	(15,497)	17,273
Other identifiable intangible assets	2-10		17,975	(4,103)	13,872	7,179	(2,987)	4,192

Totals			$91,300	$(30,928)	$60,372	$77,341	$(27,135)	$50,206

[1]	Included in trademarks, trade names and copyrights above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

Based on balances at March 31, 2006, amortization of identifiable intangible assets for the next five years, including amortization recorded during the first quarter of 2006, would be as follows:

FISCAL YEAR

(In thousands)

2006	$15,381
2007	13,576
2008	11,473
2009	6,544
2010	3,040

Leases

Rent expense, net of sublease income, was $4.5 million and $4.9 million for the three months ended March 31, 2006 and 2005, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented.

10	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

Employee Stock-Based Compensation

Through our stock-based compensation program, our Board of Directors has the discretion to grant restricted stock units (RSUs), stock options with exercise prices equal to no less than the market price of our common stock on the grant date and other stock-based awards. Our stock-based compensation program is intended to attract, retain and motivate talented employees and directors of the company, and to align stockholder and employee interests.

A total of 16 million shares are authorized for issuance through our stock-based compensation program, of which approximately 2.2 million are available for future issuance as of March 31, 2006. Shares that lapse due to forfeiture or expiration are available for re-issuance. All employees are eligible to receive compensation through the program, though not all employees are issued stock-based compensation each year. RSUs generally have a four-year vesting schedule, with 25% vesting on each anniversary of the grant date. Stock options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion vesting monthly over the remaining three years. Stock options become exercisable when vested and remain exercisable through the remainder of the term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date.

On January 1, 2006, we adopted SFAS No. 123(R). See discussion of the impact of this statement under “Recent Accounting Pronouncements” below and illustration of the impact in the table immediately below. Total stock-based compensation expense recognized in the first quarter of 2006 was $3.3 million, net of estimated forfeitures and $0.1 million relating to production employees that was capitalized as computer software developed for internal use and contemporary imagery. The associated tax benefit recognized was $1.1 million. In addition to requiring us to expense stock-based compensation, SFAS No. 123(R) requires us to report as financing activities in our statement of cash flows, tax benefits arising from tax deductions that exceed compensation expense. These tax benefits were previously reported as cash flows from operations. For the first quarter of 2006, we have included $0.7 million of such tax benefits in other financing activities in our statement of cash flows.

THREE MONTHS ENDED MARCH 31, 2006

(In thousands, except per share amounts)

SFAS No. 123(R) stock-based compensation	$3,438
Amounts capitalized as computer software developed for internal use and contemporary imagery	(132)

Impact of stock-based compensation on income from operations	3,306
Income taxes	(1,113)

Impact of stock-based compensation on net income	$2,193

Impact on basic earnings per share	$0.04
Impact on diluted earnings per share	$0.03

11	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

SFAS No. 123(R) requires the disclosure of pro forma information as if we had adopted the fair-value method of accounting for employee stock-based compensation prior to adoption of SFAS No. 123(R) on January 1, 2006. Under this method, compensation expense is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on our net income and earnings per share of applying the fair-value method of accounting in the first quarter of 2005 (prior to adoption of SFAS No. 123(R)) would have been as follows:

THREE MONTHS ENDED MARCH 31, 2005

(In thousands, except per share amounts)

Net income
As reported	$34,108
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	148
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(1,611)

Pro forma net income	$32,645

Basic earnings per share
As reported	$0.56
Pro forma	0.54

Diluted earnings per share
As reported	$0.54
Pro forma	0.51

Shares used in computing pro forma earnings per share
Basic	60,944
Diluted	63,797

STOCK OPTIONS

The following table presents stock option activity for the first quarter of 2006:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

December 31, 2005	3,720	$45.26	2,914	$42.96
Exercised	(87)	22.38
Forfeited	(31)	56.78

March 31, 2006	3,602	45.71	2,916	43.63

No stock options were issued during the first quarter of 2006. The weighted average grant date fair value of stock options issued in the first quarter of 2005 was $27.14 per share. This fair value was calculated using a Black-Scholes multiple option valuation model with expected share price volatility of 45%, a risk free rate of return of 2.65%, an expected term from vest date of 2 years and no expected dividends. The aggregate intrinsic value of stock options exercised (the market price of our common stock at the time of exercise less the strike price) in the first quarter of 2006 and 2005 was $5.4 million and $16.9 million, respectively.

12	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

The following table summarizes additional information relating to options outstanding and options exercisable at March 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICES	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)

$ 9.88 – $ 24.69	637	3.64	$19.19	631	$19.21
24.70 – 30.00	166	5.10	26.51	158	26.43
30.01 – 30.32	800	4.08	30.32	800	30.32
30.33 – 38.63	615	6.31	35.78	387	35.41
38.64 – 83.10	551	8.25	58.36	182	54.62
83.11 – 92.65	833	9.46	83.57	758	83.12

9.88 – 92.65	3,602	6.31	45.71	2,916	43.63

Total compensation expense not yet recognized for unvested stock options outstanding as of March 31, 2006 was $7.8 million, which we expect to recognize over a weighted average period of 1.9 years. The weighted average remaining contractual life and aggregate intrinsic value of options exercisable at March 31, 2006 were 5.9 years and $95.4 million, respectively.

RESTRICTED STOCK UNITS (RSUS)

The following table presents RSU activity for the first quarter of 2006:

	Number of Units	Weighted-Average Grant Date Fair Value

	(In thousands)

December 31, 2005	59	$70.83
Issued	314	88.12
Vested	(3)	68.63
Forfeited	(2)	88.29

March 31, 2006	368	85.60

The weighted average grant date fair value of RSUs issued in the first quarter of 2005 was $68.63 per share. The fair value of an RSU is the market price of our common stock on the date of issuance. The aggregate intrinsic value of RSUs vested (the market price of our common stock at the time of vest) in the first quarter of 2006 was $0.2 million. No RSUs vested in the first quarter of 2005. Total compensation expense not yet recognized for unvested RSUs outstanding as of March 31, 2006 was $23.6 million, which we expect to recognize over a weighted average period of 3.6 years. The aggregate intrinsic value of RSUs vested at March 31, 2006 was $20.9 million.

13	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

Advertising and Marketing

Advertising and marketing costs expensed were $4.3 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively. Prepaid marketing materials were insignificant at March 31, 2006 and December 31, 2005.

Recent Accounting Pronouncements

SFAS NO. 123(R), “SHARE-BASED PAYMENT”

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. This statement also requires that we reduce stock-based compensation expense by estimated forfeitures of awards rather than reducing expense as the forfeitures occur.

In connection with the adoption of this statement, we have generally shifted from issuing stock options to issuing RSUs. The fair value of RSUs issued to employees is calculated as the market price of our common stock on the date of grant multiplied by the number of units issued. This fair value, less estimated forfeitures, is expensed to selling, general and administrative expenses on a straight-line basis over the vesting periods of the RSUs, with a portion relating to production employees capitalized as computer software developed for internal use and contemporary imagery. This accounting, with the exception of the estimation of forfeitures, is the same as previously required under APB Opinion No. 25. We have not issued any stock options since adopting SFAS No. 123(R). The fair value of any stock options issued in the future will be calculated using a Black-Scholes option valuation model using the single option approach and will be expensed, and capitalized as applicable, in the same manner as RSUs. The fair value of unvested options and RSUs outstanding upon adoption of SFAS No. 123(R) remain as originally calculated for footnote purposes in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (SFAS No. 123), have been reduced by estimated forfeitures and are being expensed to selling, general and administrative expenses over the remaining vesting periods or capitalized as applicable.

We adopted SFAS No. 123(R) using the modified prospective transition method, which means that we will not restate prior period financial statements. The impact of our equity compensation plans on our income statement may vary greatly depending on the number of RSUs and stock options granted and the future price of our common stock. However, we currently anticipate that expense associated with our equity compensation plans will reduce 2006 diluted earnings per share by approximately $0.14 to $0.17. This estimate is based on a range of estimated prices of our common stock and current expectations of the number of RSUs and stock options that may be issued.

NOTE 2. ACQUISITION OF A BUSINESS

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., a privately held stock photography company located in Calgary, Alberta, Canada, for $54.6 million (including $4.6 million of liabilities assumed and direct costs of the acquisition). iStockphoto, Inc. licenses royalty-free imagery exclusively through its websites, www.istockphoto.com and www.istockpro.com, and is a leader in the micropayment licensing model (i.e. licensing imagery for as little as one dollar). The purchase was funded from existing cash and cash equivalents balances. A preliminary purchase price allocation was completed during the first quarter of 2006, with the majority of the purchase price allocated to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million). The acquisition was not material to the company as a whole and, therefore, pro forma financial information is not presented.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, short-term investments, forward foreign currency exchange contracts, accounts receivable, accounts payable and debt. Short-term investments and forward foreign currency exchange contracts are carried at fair value. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The fair value of our debt, based on quoted market prices, was approximately $428.6 million at March 31, 2006 and $540.9 million at December 31, 2005. These fair values were $163.6 million and $275.9 million, respectively, higher than the carrying value of our debt at those dates.

14	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

NOTE 4. DEBT

On July 1, 2005, our convertible subordinated debentures became convertible by the holders due to a conversion condition having been met. The conversion condition was met when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended June 30, 2005. As a result, we classified the $265.0 million of debentures as short-term debt on our balance sheet.

The conversion condition must be met each quarter and has been met again every quarter, including the quarter ended March 31, 2006. We believe the likelihood of a significant number of debentures being tendered for conversion prior to the date that we are able to call the debentures is remote; however, should all or some of the holders elect to convert, we would be required to repay the applicable principal in cash up to $265.0 million, which we would likely fund with existing cash and cash equivalents and short-term investments. The ability for the holders to convert will expire on June 30, 2006 unless the conversion condition is met again in the last 30 trading days ending on that date. If the condition is not met during that period, we will reclassify the debt back to long-term. The closing price of our common stock on April 28, 2006 was $64.01.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Commitments

There have been no material changes in our commitments since year end.

Contingencies

There have been no material changes in our contingencies since year end. However, we are required to discuss them each reporting period.

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

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure model and property releases for images we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by securing all necessary model and property releases for imagery for which we hold the copyright, by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us and by carrying insurance related to such claims. We also require contributing photographers, other imagery partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided or sold to us. Our other imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at March 31, 2006 and December 31, 2005.

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include:

•	agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services;
•	agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services;
•	agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services;
•	real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property;

15	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

•	agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us;
•	agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and
•	agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at March 31, 2006 or December 31, 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

	THREE MONTHS ENDED MARCH 31,

	2006	2005

(In thousands)

Net income	$39,348	$34,108
Net unrealized gains (losses) on revaluation of long-term intercompany balances, net of income taxes	2,187	(4,028)
Net foreign currency translation adjustment gains	1,565	460
Net unrealized gains (losses) on short-term investments	27	(1,917)

Total comprehensive income	$43,127	$28,623

Accumulated other comprehensive loss consisted of the following at the reported balance sheet dates:

	MARCH 31, 2006	DECEMBER 31, 2005

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances	$3,255	$1,068
Accumulated net foreign currency translation adjustment losses	(12,291)	(13,856)
Accumulated net unrealized losses on short-term investments	(3,996)	(4,023)

Total accumulated other comprehensive loss	$(13,032)	$(16,811)

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

NOTE 7. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

With the acquisition of iStockphoto, Inc. on February 9, 2006, we now operate the company in two segments, iStockphoto and the remainder of the company. However, we aggregate these two segments for reporting purposes because they have met the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

16	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 1

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

	THREE MONTHS ENDED MARCH 31,

	2006	% of Revenue	2005	% of Revenue

(In thousands, except percentages)

United States	$85,845	43%	$78,067	44%
United Kingdom	26,296	13%	25,431	14%
Germany	16,109	8%	14,596	8%
France	11,708	6%	10,113	6%
Rest of world	60,971	30%	49,887	28%

Total revenue	$200,929	100%	$178,094	100%

NOTE 8. SUBSEQUENT EVENTS

On April 6, 2006, we announced that we have purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively “Stockbyte”) for $135.0 million in cash. Stockbyte is a privately held stock photography agency based in Tralee, Ireland that licenses royalty-free imagery to its customers through distributors, including Getty Images, Inc., and through its two websites, www.stockbyte.com and www.stockdisc.com. We expect to fully integrate this business into ours and redirect both of their websites to www.gettyimages.com. The $135.0 million purchase price was funded from existing cash and cash equivalents. The majority of the purchase price is expected to be allocated to goodwill and identifiable intangible assets.

On May 4, 2006, we entered into a $100.0 million unsecured senior revolving credit facility with U.S. Bank National Association (U.S. Bank). This credit facility is available for share repurchases, acquisitions of businesses and general corporate purposes. The interest rate on funds drawn down under the credit facility is 30-day LIBOR plus 0.5%. Any funds drawn down under the credit facility are required to be repaid within the 364-day term of the facility. The credit agreement does not contain financial covenants requiring us to maintain any financial ratios. The credit agreement does contain customary affirmative and negative covenants, as well as customary events of default the occurrence of which could result in termination of the facility by U.S. Bank and the acceleration of all of our obligations thereunder. Our obligations under the facility are guaranteed by our primary U.S. operating company. In addition to this credit facility, we also have other banking and investment management relationships with U.S. Bank.

The foregoing description of the credit facility agreement is not complete and is qualified in its entirety by reference to the full text of the agreement attached hereto as Exhibit 10.1.

Also subsequent to the end of the first quarter of 2006, we repurchased $50.0 million of our common stock in the open market using existing cash and cash equivalents.

17	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Many of the statements in this Quarterly Report on Form 10-Q are “forward-looking” statements and are based on our current expectations, assumptions and projections about Getty Images, Inc. and the market in which we operate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made on the basis of our views as of the date this document is filed with the Securities and Exchange Commission (SEC). These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict with respect to timing, extent and likelihood and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	We may not be able to compete effectively against competitors;
•	Our financial results and stock price may fluctuate;
•	We may not be successful in acquiring or integrating businesses;
•	We may experience system and service disruptions and difficulties;
•	Systems security risks and concerns may harm our business;
•	Certain of our stockholders can exercise significant influence over our business and affairs;
•	We may lose the right to use “Getty Images” trademarks in the event we experience a change in control;
•	An increase in government regulation of the internet and e-commerce could have a negative impact on our business;
•	We may not be able to obtain external financing or service our indebtedness; and
•	Certain provisions of our corporate documents and Delaware corporate law may deter a third party from acquiring us.

Potential risks and uncertainties also include, among others, those specifically set forth in this section and those in Part I, Item 1A. “Risk Factors” of our 2005 Annual Report on Form 10-K. New risks emerge from time-to-time that may cause actual results to differ materially from those contained in any forward-looking statements. This should not be construed as a complete list of all factors that could adversely affect our consolidated financial position, results of operations or liquidity. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish to, the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC except as updated in any of our documents filed with, and furnished to, the SEC after the date this document is filed with the SEC.

GENERAL

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates and Assumptions

There have been no material changes in our critical accounting policies and estimates and assumptions since December 31, 2005.

Acquisition of a Business

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., a privately held stock photography company located in Calgary, Alberta, Canada, for $54.6 million (including $4.6 million of liabilities assumed and direct costs of the acquisition). iStockphoto, Inc. licenses royalty-free imagery exclusively through its websites, www.istockphoto.com and www.istockpro.com, and is a leader in the micropayment licensing model (i.e. licensing imagery for as little as one dollar). The purchase was funded from existing cash and cash equivalents balances. A preliminary purchase price allocation was completed during the first quarter of 2006, with the majority of the purchase price allocated to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million). The acquisition was not material to the company as a whole and, therefore, pro forma financial information is not presented.

18	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 2

RESULTS OF OPERATIONS

Below are selected financial highlights from our results of operations. All figures in the tables are shown in thousands, except percentages and price per image figures.

	THREE MONTHS ENDED MARCH 31,

	2006	2005

PORTFOLIO REVENUE AS A PERCENTAGE OF TOTAL REVENUE
Rights-managed still imagery	43%	45%
Royalty-free still imagery	37%	35%
Editorial imagery	11%	12%
Film	6%	6%
Other	3%	2%

APPROXIMATE AVERAGE PRICE PER IMAGE BY PORTFOLIO [2,3]
Rights-managed still imagery	$580	$615
Royalty-free still imagery	255	230
Film	570	605 [1]

AVERAGE ROYALTY RATE BY PORTFOLIO
Rights-managed still imagery	34%	33%
Royalty-free still imagery	17%	25%
Editorial imagery	23%	24%
Film	29%	29%

1	This prior period figure has been adjusted to include royalty-free film.

2	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore price per image is not provided for editorial imagery.

3	All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images (excluding prepackaged CDs, images licensed through subscriptions and micropayments) licensed by us directly to our customers, not through delegates.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Revenue	$200,929	100.0	$178,094	100.0	$22,835	12.8

Excluding the impact of changes in foreign currency exchange rates, revenue increased approximately $30.6 million or 17.2% year over year. This increase was due mainly to higher volumes of images licensed from our rights-managed portfolio, offset in part by a slight decline in the average price per rights-managed image licensed, as well as due to a higher average price per royalty-free image licensed on flat royalty-free volumes year over year. The rights-managed volume increase was experienced worldwide. The decline in average price per rights-managed image resulted mainly from a shift in the mix of images licensed towards lower priced uses of imagery. Increases in average price per royalty-free image arose through selective price increases tied to increased quality and investment in this imagery and through a shift in the mix of images licensed within our royalty-free portfolio towards higher priced imagery. Revenue from our editorial and film portfolios also increased year over year, and total revenue increased across all geographies.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Selling, general and administrative expenses	$74,275	37.0	$60,054	33.7	$14,221	23.7

19	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 2

Excluding the impact of changes in foreign currency exchange rates, selling, general and administrative expenses (SG&A) increased approximately $16.7 million or 28% year over year. This increase was due mainly to: increased stock-based compensation expense (a $3.1 million increase); increased payroll costs associated with employees who have joined the company through business acquisitions since the first quarter of 2005, additional sales people hired in 2006, and annual salary increases effective April of 2005; and increased advertising and marketing expenses.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2006	operating margin	2005	operating margin	$ change	% change

Income from operations	$59,128	29.4	$53,545	30.1	$5,583	10.4

Income from operations increased year over year primarily due to increased revenue and a lower average royalty rate on licenses of royalty-free imagery. The lower royalty-free average royalty rate resulted mainly from the acquisition of Digital Vision (eliminating the royalty we paid to them) and a shift towards licenses of wholly-owned imagery. Operating margin decreased slightly year over year due to increased SG&A and amortization as a percentage of revenue. Amortization increased due to identifiable intangible assets acquired over the past year.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Investment income	$4,016	2.0	$2,889	1.6	$1,127	39.0

Investment income increased in 2006 due to an increase in interest rates.

RESULTS OF OPERATIONS OUTLOOK

For 2006, we expect to report: double digit revenue growth; increased selling, general and administrative expenses and depreciation; amortization more than double that reported in 2005 due to intangible assets acquired through business acquisitions; and an effective income tax rate of approximately 37%. These expectations do not include the impact of stock-based compensation, changes in foreign currency exchange rates or future acquisitions of businesses, if any.

LIQUIDITY AND CAPITAL RESOURCES

	MARCH 31, 2006	DECEMBER 31, 2005

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$522,466	$518,275
Working capital	$253,223	$249,018
Current ratio	1.63	1.63

Cash and cash equivalents and short-term investment balances increased slightly in the first quarter of 2006 due to increased cash provided by operations, offset in part by $49.1 million and $14.6 million in cash paid for businesses and capital expenditures, respectively. Management expects capital expenditures to total approximately $60 million for the full year of 2006. Cash flows provided by operating activities increased $11.9 million from the first quarter of 2005 to $66.0 million for the first quarter of 2006 as revenue growth outpaced growth in cash operating expenses.

There were no material changes in our contractual obligations and rights or other material changes in our financial condition during the first quarter of 2006. However, subsequent to the end of the quarter, we repurchased $50.0 million of our common stock in the open market using existing cash and cash equivalents.

20	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 2

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which eliminates our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. This statement also requires that we reduce stock-based compensation expense by estimated forfeitures of awards rather than reducing expense as the forfeitures occur.

In connection with the adoption of this statement, we have generally shifted from issuing stock options to issuing RSUs. The fair value of RSUs issued to employees is calculated as the market price of our common stock on the date of grant multiplied by the number of units issued. This fair value, less estimated forfeitures, is expensed to selling, general and administrative expenses on a straight-line basis over the vesting periods of the RSUs, with a portion relating to production employees capitalized as computer software developed for internal use and contemporary imagery. This accounting, with the exception of the estimation of forfeitures, is the same as previously required under APB Opinion No. 25. We have not issued any stock options since adopting SFAS No. 123(R). The fair value of any stock options issued in the future will be calculated using a Black-Scholes option valuation model using the single option approach and will be expensed, and capitalized as applicable, in the same manner as RSUs. The fair value of unvested options and RSUs outstanding upon adoption of SFAS No. 123(R) remain as originally calculated for footnote purposes in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (SFAS No. 123), have been reduced by estimated forfeitures and are being expensed to selling, general and administrative expenses over the remaining vesting periods or capitalized as applicable.

We adopted SFAS No. 123(R) using the modified prospective transition method, which means that we will not restate prior period financial statements. The impact of our equity compensation plans on our income statement may vary greatly depending on the number of RSUs and stock options granted and the future price of our common stock. However, we currently anticipate that expense associated with our equity compensation plans will reduce 2006 diluted earnings per share by approximately $0.14 to $0.17. This estimate is based on a range of estimated prices of our common stock and current expectations of the number of RSUs and stock options that may be issued.

SUBSEQUENT EVENTS

On April 6, 2006, we announced that we have purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively “Stockbyte”) for $135.0 million in cash. Stockbyte is a privately held stock photography agency based in Tralee, Ireland that licenses royalty-free imagery to its customers through distributors, including Getty Images, Inc., and through its two websites, www.stockbyte.com and www.stockdisc.com. We expect to fully integrate this business into ours and redirect both of their websites to www.gettyimages.com. The $135.0 million purchase price was funded from existing cash and cash equivalents. The majority of the purchase price is expected to be allocated to goodwill and identifiable intangible assets.

On May 4, 2006, we entered into a $100.0 million unsecured senior revolving credit facility with U.S. Bank National Association (U.S. Bank). This credit facility is available for share repurchases, acquisitions of businesses and general corporate purposes. The interest rate on funds drawn down under the credit facility is 30-day LIBOR plus 0.5%. Any funds drawn down under the credit facility are required to be repaid within the 364-day term of the facility. The credit agreement does not contain financial covenants requiring us to maintain any financial ratios. The credit agreement does contain customary affirmative and negative covenants, as well as customary events of default the occurrence of which could result in termination of the facility by U.S. Bank and the acceleration of all of our obligations thereunder. Our obligations under the facility are guaranteed by our primary U.S. operating company. In addition to this credit facility, we also have other banking and investment management relationships with U.S. Bank.

The foregoing description of the credit facility agreement is not complete and is qualified in its entirety by reference to the full text of the agreement attached hereto as Exhibit 10.1.

Also subsequent to the end of the first quarter of 2006, we repurchased $50.0 million of our common stock in the open market using existing cash and cash equivalents.

21	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART I	ITEM 3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

Based on the forward foreign currency exchange contracts outstanding at March 31, 2006 and December 31, 2005, a hypothetical 10% strengthening of the U.S. dollar against the exchange rates for the foreign currencies bought or sold through forward foreign currency exchange contracts would result in exchange losses of approximately $6.1 million and $3.1 million, respectively. A hypothetical 10% weakening of the U.S. dollar would result in gains of the same amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures these contracts are hedging.

Based on the forward foreign currency exchange contracts outstanding at March 31, 2006 and December 31, 2005, a hypothetical 10% strengthening of the British pound against the exchange rates for the foreign currencies to be bought or sold through forward foreign currency exchange contracts would result in an exchange loss of approximately $0.5 million and a negligible exchange gain, respectively. A hypothetical 10% weakening of the British pound would result in a gain and a loss of the same amounts. However, these hypothetical gains or losses would be offset, at least in part, by losses or gains generated from revaluing the underlying exposures these contracts are hedging.

There have been no other material changes in our exposure to market risks since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, these disclosure controls and procedures were effective.

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

22	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART II	ITEM 1

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors since December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Reference is made to the Exhibit Index beginning on page 24 for a list of all exhibits filed as part of this report.

23	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ ELIZABETH J. HUEBNER
Elizabeth J. Huebner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

May 5, 2006

24	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q	PART II	ITEM 6

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Credit Agreement with U.S. Bank National Association dated May 4, 2006

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Elizabeth J. Huebner, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Elizabeth J. Huebner, CFO