Form 10-Q
period 2006-06-30
GETTY IMAGES INC
filed 2006-08-07
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At July 31, 2006, there were 59,771,423 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q2 2006	FORM 10-Q

1	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

PART I. FINANCIAL INFORMATION

I TEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2006	2005	2006	2005

(In thousands, except per share amounts)

Revenue	$204,771	$185,305	$405,699	$363,399
Cost of revenue (exclusive of items shown separately below)	50,681	49,495	102,947	100,749
Selling, general and administrative expenses (including stock-based compensation of $3,904 and $354 for the three months ended June 30, 2006 and 2005, respectively and $7,210 and $605 for the six months ended June 30, 2006 and 2005, respectively)	77,861	64,908	152,137	124,962
Depreciation	13,260	12,296	25,517	24,331
Amortization	5,182	2,455	8,913	3,677
Loss on leased properties	18,092	—	18,526	—
Other operating (income) expenses	(34)	643	(1,198)	627

Operating expenses	165,042	129,797	306,842	254,346

Income from operations	39,729	55,508	98,857	109,053
Investment (loss) income	(1,203)	3,038	2,813	5,927
Interest expense	(377)	(5,850)	(734)	(6,812)
Exchange (losses) gains	(600)	140	(595)	(350)
Other non-operating expenses	(68)	—	(27)	—

Income before income taxes	37,481	52,836	100,314	107,818
Income tax expense	(15,202)	(18,846)	(38,687)	(39,720)

Net income	$22,279	$33,990	$61,627	$68,098

Earnings per share
Basic	$0.36	$0.55	$1.00	$1.11
Diluted	0.35	0.53	0.97	1.06

Shares used in computing earnings per share
Basic	61,508	61,330	61,916	61,138
Diluted	62,902	64,425	63,397	64,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	JUNE 30, 2006	DECEMBER 31, 2005

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$259,460	$223,084
Short-term investments	—	295,191
Accounts receivable, net	124,324	107,020
Prepaid expenses	16,927	11,815
Deferred income taxes, net	9,715	—
Other current assets	7,183	8,553

Total current assets	417,609	645,663
Property and equipment, net	148,788	127,497
Goodwill	984,289	804,804
Identifiable intangible assets, net	84,340	50,206
Deferred income taxes, net	—	30,704
Other long-term assets	2,012	4,211

Total assets	$1,637,038	$1,663,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,884	$72,344
Accrued expenses	40,521	38,676
Deferred income taxes, net	—	17,677
Short-term debt	—	265,000
Other current liabilities	8,106	2,948

Total current liabilities	134,511	396,645
Long-term debt	265,000	—
Other long-term liabilities	43,226	23,480

Total liabilities	442,737	420,125

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock	625	623
Additional paid-in capital	1,293,083	1,278,048
Common stock repurchased	(161,449)	—
Retained earnings (Accumulated deficit)	42,727	(18,900)
Accumulated other comprehensive income (loss) (Note 7)	19,315	(16,811)

Total stockholders’ equity	1,194,301	1,242,960

Total liabilities and stockholders’ equity	$1,637,038	$1,663,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid-In Capital	Common Stock Repurchased	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands)

Balance at December 31, 2005	62,265	$623	$1,278,048	$—	$(18,900)	$(16,811)	$1,242,960
Net income	—	—	—	—	61,627	—	61,627

Other comprehensive income	—	—	—	—	—	36,126	36,126
Common stock repurchased	(2,516)	—	—	(161,449)	—	—	(161,449)
Stock-based compensation expense	—	—	7,596	—	—	—	7,596
Restricted stock unit vesting	13	—	—	—	—	—	—
Restricted stock unit cancellations	—	—	(321)	—	—	—	(321)
Stock options exercised	213	2	5,598	—	—	—	5,600
Tax benefit from stock option exercises and restricted stock unit vesting	—	—	2,162	—	—	—	2,162

Balance at June 30, 2006	59,975	$625	$1,293,083	$(161,449)	$42,727	$19,315	$1,194,301

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

SIX MONTHS ENDED JUNE 30,	2006	2005

(In thousands)

Cash flows from operating activities
Net income	$61,627	$68,098
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	25,517	24,331
Loss on leased properties	18,526	—
Amortization of identifiable intangible assets	8,913	3,677
Employee stock-based compensation	7,210	605
Loss on sale of available-for-sale investments	3,956	—
Deferred income taxes	3,829	32,915
Bad debt expense	2,165	1,330
Amortization of debt issuance and exchange costs	17	6,060
Other changes in long-term assets and liabilities, net	343	963
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	5,186	(11,460)
Accounts payable	(308)	3,489
Accrued expenses	(16,862)	(9,544)
Income taxes payable	(1,803)	(824)
Changes in other current assets and liabilities, net	3,096	552

Net cash provided by operating activities	121,412	120,192

Cash flows from investing activities
Proceeds from available-for-sale investments	304,443	98,056
Acquisition of businesses, net of cash acquired	(194,943)	(214,517)
Acquisition of property and equipment	(35,139)	(22,767)
Acquisition of available-for-sale investments	(9,330)	(74,418)
Other investing activities	300	—

Net cash provided by (used in) investing activities	65,331	(213,646)

Cash flows from financing activities
Common stock repurchased	(161,449)	—
Proceeds from the issuance of common stock	5,600	19,941
Reduction of income taxes paid due to windfall tax benefits	2,181	—
Other financing activities	219	(557)

Net cash (used in) provided by financing activities	(153,449)	19,384

Effects of exchange rate changes	3,082	(3,026)

Net increase (decrease) in cash and cash equivalents	36,376	(77,096)
Cash and cash equivalents, beginning of period	223,084	194,752

Cash and cash equivalents, end of period	$259,460	$117,656

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

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

Quarterly Results

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S.). Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Management believes that the Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary to a fair statement of our results of operations, financial position and cash flows for the interim periods presented. The condensed information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in our latest Annual Report on Form 10-K.

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, restricted stock, restricted stock units and our convertible subordinated debentures.

6	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders (numerator)	$22,279	$33,990	$61,627	$68,098
Weighted average common shares outstanding (denominator)	61,508	61,330	61,916	61,138
Basic earnings per share	$0.36	$0.55	$1.00	$1.11

Diluted Earnings per Share
Income available to common stockholders (numerator)	$22,279	$33,990	$61,627	$68,098

Weighted average common shares outstanding	61,508	61,330	61,916	61,138
Effect of dilutive securities
0.5% convertible subordinated debentures	368	1,673	368	1,673
Stock options	1,010	1,415	1,095	1,470
Restricted stock and restricted stock units	16	7	18	4

Total weighted average common shares and dilutive securities (denominator)	62,902	64,425	63,397	64,285

Diluted earnings per share	$0.35	$0.53	$0.97	$1.06

Approximately 1.6 million and 1.3 million other common shares potentially issuable from stock options for the three and six months ended June 30, 2006, respectively, were excluded from the computations of diluted earnings per share because they were anti-dilutive. There were no common shares potentially issuable excluded from the computations in 2005.

For purposes of calculating diluted earnings per share for all future periods in which our convertible subordinated debentures remain outstanding, we will not include any associated incremental shares in periods where the average closing price of our common stock for the last five trading days of the reporting period is at or below $61.08 per share because no shares would be issuable upon conversion at or below this price. In periods where the average closing price of our common stock exceeds $61.08 per share, we will include the number of shares that would be issuable upon conversion of the debentures, up to a theoretical maximum of approximately 6.9 million incremental shares. The following table shows the approximate number of incremental shares we would include in diluted weighted average shares outstanding at various stock prices, assuming $265.0 million of convertible subordinated debentures outstanding:

Average closing price per share of common stock for the last five trading days of the reporting period	$ 62	$ 70	$ 80	$ 90	$ 100	$ 120	$ 150	$ 250	$ 1,500	$ 2,900
Incremental dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

7	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

The closing price of our common stock on July 31 was $46.65.

Short-Term Investments

In the second quarter of 2006, we sold all of our short-term investments and realized an associated $4.0 million loss. We had previously intended to hold these investments until we had substantially recovered the cost of the investments; therefore, we had previously recorded them as unrealized losses within accumulated other comprehensive income. In the second quarter of 2006, we decided to sell these investments when our Board of Directors authorized an increase in our share repurchase program and we decided to begin purchasing shares under this authorization.

Short-term investments consisted of the following available-for-sale investments at December 31, 2005:

DECEMBER 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$175,135	$—	$(3,369)	$171,766
Auction rate securities	70,375	—	—	70,375
Corporate bonds	39,757	8	(512)	39,253
U.S. Treasury obligations	6,035	—	(150)	5,885
Money market funds	7,912	—	—	7,912

Total short-term investments	$299,214	$8	$(4,031)	$295,191

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $14.8 million and $13.7 million at June 30, 2006 and December 31, 2005, respectively. Provisions for doubtful accounts recorded during the three months ended June 30, 2006 and 2005 totaled $1.0 million and $0.6 million, respectively, and for the six months ended June 30, 2006 and 2005 totaled $2.2 million and $1.3 million, respectively. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Approximately 9% and 11% of our accounts receivable balance, net of allowances for doubtful accounts and sales returns, was more than 90 days old at June 30, 2006 and December 31, 2005, respectively. Both of these percentages are within the normal range for our business.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		JUNE 30, 2006			DECEMBER 31, 2005
	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$296,166	$(232,799)	$63,367	$266,638	$(211,889)	$54,749
Computer software developed for internal use	3	95,605	(67,447)	28,158	82,586	(61,135)	21,451
Leasehold improvements	2-20	37,677	(18,260)	19,417	35,998	(16,513)	19,485
Archival imagery	40	21,675	(5,095)	16,580	20,445	(4,526)	15,919
Computer hardware and software purchased	3	108,302	(92,199)	16,103	96,788	(86,160)	10,628
Furniture, fixtures and studio equipment	5	34,272	(29,148)	5,124	32,226	(27,038)	5,188
Other property and equipment	3-4	463	(424)	39	436	(359)	77

Totals		$594,160	$(445,372)	$148,788	$535,117	$(407,620)	$127,497

Depreciation of computer software developed for internal use was $3.1 million and $3.3 million for the three months ended June 30, 2006 and 2005, respectively, and $6.0 million and $6.6 million for the six months ended June 30, 2006 and 2005, respectively.

8	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

Goodwill

We performed our annual goodwill impairment test as of August 31, 2005 and determined that there was no impairment as of this date. Goodwill changed during the first two quarters of 2006 as follows:

(In thousands)

Balance at December 31, 2005	$804,804
Acquisitions of businesses	159,559
Effects of foreign currency translation	19,926

Balance at June 30, 2006	$984,289

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

		JUNE 30, 2006			DECEMBER 31, 2005
	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks, trade names and copyrights	2-10 [1]	$46,429	$(10,948)	$35,481	$37,392	$(8,651)	$28,741
Customer lists	4-7	54,588	(19,938)	34,650	32,770	(15,497)	17,273
Other identifiable intangible assets	2-10	19,995	(5,786)	14,209	7,179	(2,987)	4,192

Totals		$121,012	$(36,672)	$84,340	$77,341	$(27,135)	$50,206

[1]	Included in trademarks, trade names and copyrights above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

Based on balances at June 30, 2006, expected amortization of identifiable intangible assets for the next five years, including amortization recorded during the first six months of 2006, is as follows:

FISCAL YEAR

(In thousands)

2006	$19,297
2007	18,862
2008	16,097
2009	10,653
2010	6,998

Leases

Rent expense, net of sublease income, was $4.5 million and $4.9 million for the three months ended June 30, 2006 and 2005, respectively, and $9.0 million and $9.8 million for the six months ended June 30, 2006 and 2005, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented. See discussion of losses we have recorded on leased properties in Note 9, Loss on Leased Properties.

9	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

Employee Stock-Based Compensation

Through our stock-based compensation program, our Board of Directors is authorized to grant restricted stock units (RSUs), stock options with exercise prices equal to no less than the market price of our common stock on the grant date, and other stock-based awards. Our stock-based compensation program is intended to attract, retain and motivate talented employees and directors of the company, and to align stockholder and employee interests.

A total of 16 million shares are authorized for issuance through our stock-based compensation program, of which approximately 1.9 million are available for future issuance as of June 30, 2006. Shares that lapse due to forfeiture or expiration are available for re-issuance. All employees are eligible to receive compensation through the program, though not all employees are issued stock-based compensation each year. RSUs generally have a four-year vesting schedule, with 25% vesting on each anniversary of the grant date. Stock options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion vesting monthly over the remaining three years. However, we granted stock options to our chief executive officer in the second quarter of 2006 that vest over four years, with 20%, 20%, 20% and 40% vesting on each anniversary of the grant date. Stock options become exercisable when vested and remain exercisable through the remainder of the term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date.

IMPACT OF SFAS NO. 123(R) ON 2006 RESULTS OF OPERATIONS

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” See discussion of this statement under “Recent Accounting Pronouncements” below and illustration of the impact on our 2006 results of operations in the table immediately below.

	THREE MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2006

(In thousands, except per share amounts)

SFAS No. 123(R) stock-based compensation	$4,158	$7,596
Amounts capitalized as computer software developed for internal use and contemporary imagery	(254)	(386)

Impact on income from operations	3,904	7,210
Income tax benefit in the U.S. and U.K.	(1,320)	(2,419)

Impact on net income	$2,584	$4,791
Impact on basic earnings per share	$0.04	$0.08
Impact on diluted earnings per share	0.04	0.08

10	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

PROFORMA 2005 RESULTS OF OPERATIONS

SFAS No. 123(R) requires us to disclose pro forma information as if we had adopted the fair-value method of accounting for employee stock-based compensation prior to adoption of SFAS No. 123(R) on January 1, 2006. Under this method, compensation expense is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on our net income and earnings per share of applying the fair-value method of accounting in 2005 (prior to adoption of SFAS No. 123(R)) would have been as follows:

	THREE MONTHS ENDED JUNE 30, 2005	SIX MONTHS ENDED JUNE 30, 2005

(In thousands, except per share amounts)

Net income
As reported	$33,990	$68,098
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	190	338
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(1,565)	(3,179)

Pro forma net income	$32,615	$65,257

Basic earnings per share
As reported	$0.55	$1.11
Pro forma	0.53	1.07

Diluted earnings per share
As reported	$0.53	$1.06
Pro forma	0.51	1.01

Shares used in computing pro forma earnings per share
Basic	61,330	61,138
Diluted	64,540	64,401

STOCK OPTIONS

The following table presents stock option activity for the first six months of 2006:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

Balance at December 31, 2005	3,720	$45.26	2,914	$42.96
Granted	250	62.25
Exercised	(213)	26.19
Forfeited	(83)	53.34

Balance at June 30, 2006	3,674	47.34	2,878	44.26

During the second quarter of 2006, we issued 250,000 stock options to our chief executive officer at a grant date fair value of $27.67 per share. This fair value was calculated using a Black-Scholes single option valuation model with:

•	expected share price volatility of 32%;
•	a risk free rate of return of 4.94%;
•	an expected term of 7 years from the grant date; and
•	no expected dividends.

We calculated the expected share price volatility as the average of the actual historical volatility of the market price of our common stock for a time period equal to the expected term of the stock option, limited to the time period that our common stock has been listed on the New York Stock Exchange (since November 6, 2002). The risk free rate of return represents the implied yield available

11	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

on the option grant date for a U.S. Treasury zero-coupon issue with a term equal to the expected term of the stock options. We calculated the expected term based on actual historical exercise and vesting history for our chief executive officer’s awards adjusted for the stock options he held at the grant date, which we assumed are exercised ratably over the remaining lives of the awards. We did not issue any other stock options during the first six months of 2006.

The weighted average grant date fair value of stock options issued in the first six months of 2005 was $27.14 per share. This fair value was calculated using a Black-Scholes multiple option valuation model with:

•	expected share price volatility of 42%;
•	a risk free rate of return of 3.17%;
•	an expected term from vest date of 2 years; and
•	no expected dividends.

The aggregate intrinsic value of stock options exercised (the market price of our common stock at the time of exercise less the strike price) in the first six months of 2006 and 2005 was $9.9 million and $36.4 million, respectively.

The following table summarizes information relating to options outstanding and options exercisable at June 30, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICES	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)

$ 9.88 – $ 25.43	647	3.46	$19.68	644	$19.69
25.44 – 30.00	74	4.61	27.63	69	27.60
30.01 – 30.32	800	3.83	30.32	800	30.32
30.33 – 47.75	613	5.95	36.17	430	35.82
47.76 – 70.07	623	8.79	59.14	171	57.00
70.08 – 92.65	917	9.20	82.73	764	82.99

9.88 – 92.65	3,674	6.32	47.34	2,878	44.26

The weighted average remaining contractual life of options exercisable at June 30, 2006 is 5.7 years.

The aggregate intrinsic value of options vested at June 30, 2006 is $70.8 million (based on the market price of our common stock on this date). The aggregate intrinsic value of options vested plus those not yet vested but expected (at June 30, 2006) to vest is $77.6 million. There are 3.6 million options vested or expected to vest, with a weighted average exercise price of $47.23 and a weighted average remaining contractual term of 6.3 years.

Total compensation expense not yet recognized for unvested stock options at June 30, 2006 was $12.9 million, which we expect to recognize over a weighted average period of 2.8 years.

RESTRICTED STOCK UNITS (RSUs)

The following table presents RSU activity for the first six months of 2006:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share

	(In thousands)

Balance at December 31, 2005	59	$70.83
Issued	481	79.11
Vested	(17)	73.54
Forfeited	(15)	82.12

Balance at June 30, 2006	508	78.25

12	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

The grant date fair value of an RSU is the market price of our common stock on the date of issuance, while the intrinsic value of an RSU is the market price of our common stock at the time of vesting. The aggregate intrinsic value of RSUs vested in the first six months of 2006 was $1.1 million. No RSUs vested in the first six months of 2005. Total compensation expense not yet recognized for unvested RSUs at June 30, 2006 was $29.0 million, which we expect to recognize over a weighted average period of 3.5 years.

Advertising and Marketing

Advertising and marketing costs expensed during the three months ended June 30, 2006 and 2005 totaled $5.4 million and $2.8 million, respectively, and for the six months ended June 30, 2006 and 2005 totaled $9.7 million and $5.5 million, respectively. Prepaid marketing materials were insignificant at June 30, 2006 and December 31, 2005.

Recent Accounting Pronouncements

SFAS NO. 123(R), “SHARE-BASED PAYMENT”

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which eliminated our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. This statement also requires that we reduce stock-based compensation expense by estimated forfeitures of awards rather than reducing expense as forfeitures occur. In addition to requiring us to expense stock-based compensation, SFAS No. 123(R) requires us to report as financing activities in our statement of cash flows, cash tax savings arising from tax deductions that exceed compensation expense on stock options exercised and RSUs vested in the current period. These tax benefits were previously reported as cash flows from operating activities.

In connection with the adoption of this statement, we have generally shifted from issuing stock options to issuing RSUs. The fair value of RSUs issued to employees is calculated as the market price of our common stock on the date of grant multiplied by the number of units issued. This fair value, less estimated forfeitures, is recorded as selling, general and administrative expenses on a straight-line basis over the vesting periods of the RSUs, with a portion relating to production employees capitalized as computer software developed for internal use and contemporary imagery. This accounting, with the exception of the estimation of forfeitures, is the same as previously required under APB Opinion No. 25. The fair values of stock options issued are calculated using a Black-Scholes single option valuation model and are expensed, and capitalized as applicable, in the same manner as RSUs. The fair value of unvested options and RSUs outstanding upon adoption of SFAS No. 123(R) remain as originally calculated for footnote purposes in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, have been reduced by estimated forfeitures and are being recorded as selling, general and administrative expenses over the remaining vesting periods or capitalized as applicable.

We adopted SFAS No. 123(R) using the modified prospective transition method, which means that we have not restated our prior period financial statements. The impact of our stock-based compensation plans on our income statements may vary greatly depending on the number of RSUs and stock options granted and the future market price of our common stock. However, we currently anticipate that stock-based compensation expense will reduce 2006 diluted earnings per share by approximately $0.16. This estimate is based on a range of estimated market prices of our common stock and current expectations of the number of RSUs and stock options that may be issued.

EMERGING ISSUES TASK FORCE (EITF) ISSUE NO. 05-1, “THE ACCOUNTING FOR THE CONVERSION OF AN INSTRUMENT THAT BECOMES CONVERTIBLE UPON THE ISSUER’S EXERCISE OF A CALL OPTION THAT OTHERWISE IS NOT CURRENTLY CONVERTIBLE BASED ON A CONTINGENCY”

On June 28, 2006, the EITF reached a consensus that the issuance of equity securities to settle a debt instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. That is, no gain or loss should be recognized related to the equity securities issued to settle the instrument. For purposes of applying this consensus, a substantive conversion feature is a conversion feature that is at least reasonably possible of being coming exercisable in the future absent the issuer’s exercise of a call option. We are currently assessing the impact, if any, of this Issue on our consolidated financial statements.

13	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

FASB INTERPRETATION (FIN) NO. 48, “ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES – AN INTERPRETATION OF FASB STATEMENT NO. 109”

On July 13, 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes effective January 1, 2007. This Interpretation prescribes a two-step process to follow in evaluating a tax position we have taken, or expect to take, in a tax return. First, we must determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position. Second, we must measure and recognize all tax positions that meet the first threshold as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We will recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is met. We will derecognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is no longer met. Management is still assessing the impact this Interpretation will have on our financial statements; however, management currently expects that it will not materially impact our consolidated financial statements.

NOTE 2. ACQUISITIONS OF BUSINESSES

On April 6, 2006, we purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively “Stockbyte”) for $135.0 million in cash. Stockbyte was a privately held stock photography agency based in Tralee, Ireland that licensed royalty-free imagery to its customers through distributors, including Getty Images, Inc., and through its two websites, www.stockbyte.com and www.stockdisc.com. We have integrated this business into ours, including redirecting both of their websites to www.gettyimages.com. The purchase was funded from existing cash and cash equivalents. The purchase price (including direct costs of the acquisition and liabilities assumed) was allocated primarily to goodwill ($108.1 million) and identifiable intangible assets ($21.4 million).

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., a privately held stock photography company located in Calgary, Alberta, Canada, for $50.0 million in cash. iStockphoto, Inc. licenses royalty-free imagery exclusively through its websites, www.istockphoto.com and www.istockpro.com, and is a leader in the micropayment licensing model (i.e. licensing imagery for as little as one dollar). The purchase was funded from existing cash and cash equivalents. The purchase price (including direct costs of the acquisition and liabilities assumed) was allocated primarily to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million).

We also completed the acquisition of Laura Ronchi, S.p.A, our Italian delegate, in the second quarter of 2006. All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. All acquisitions year-to-date were not material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, forward foreign currency exchange contracts, accounts receivable, accounts payable and debt. Forward foreign currency exchange contracts are carried at fair value. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The fair value of our convertible debt, based on quoted market prices, was approximately $350.1 million at June 30, 2006 and $540.9 million at December 31, 2005. These fair values were $85.1 million and $275.9 million, respectively, higher than the carrying value of our debt at those dates.

NOTE 4. DEBT

Our $265.0 million convertible subordinated debentures may be converted at the holder’s option if the closing price of our common stock during a relevant measurement period as defined in the indenture is more than $73.30. The ability for the holders to convert expires on the last day of each quarter unless the conversion condition is met again in that quarter. This conversion condition was met during the quarter ended December 31, 2005 and therefore we classified the $265.0 million of debentures as short-term debt on our December 31, 2005 balance sheet. The conversion condition was not met during the quarter ended June 30, 2006 and therefore we classified the debentures as long-term on our June 30, 2006 balance sheet. The closing price of our common stock on July 31, 2006 was $46.65.

14	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

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

On May 4, 2006, we entered into a $100.0 million unsecured senior revolving credit facility with U.S. Bank National Association. This credit facility is available for share repurchases, acquisitions of businesses and general corporate purposes. The interest rate on funds drawn down under the credit facility is 30-day LIBOR plus 0.5%, and there are no fees in periods when funds are not drawn down. Any funds drawn down under the credit facility are required to be repaid within the 364-day term of the facility. The credit agreement does not contain financial covenants requiring us to maintain any financial ratios. The credit agreement does contain customary affirmative and negative covenants, as well as customary events of default the occurrence of which could result in termination of the facility and the acceleration of all of our obligations thereunder. Our obligations under the facility are guaranteed by our primary U.S. operating company. No funds had been drawn down under this facility as of June 30, 2006.

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

YEARS ENDING DECEMBER 31,	2006	2007	2008	2009	2010	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures:
Principal payments [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Interest payments [1]	1,343	1,343	1,343	1,343	1,343	16,793	23,508
Operating lease payments on facilities and equipment leases [2]	23,635	22,119	21,576	21,240	20,806	71,741	181,117
Minimum royalty guarantee payments to contributors of imagery [3]	6,977	6,035	5,669	3,955	3,231	2,438	28,305
Other purchase commitments	5,433	2,578	589	—	—	—	8,600

Total contractual obligations	$37,388	$32,075	$29,177	$26,538	$25,380	$355,972	$506,530

1	Figures assume that the convertible subordinated debentures are repaid upon maturity in 2023, which may or may not reflect future events.

2	Offsetting these operating lease payments will be receipts for subleased facilities in the amounts of (in thousands) $6,599, $2,615, $1,667, $1,302, $1,302 and $168 for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

3	Offsetting these minimum royalty guarantee payments to contributors of imagery will be minimum guaranteed receipts from contributors in the amount of (in thousands) $1,796, $2,054, $2,179 and $1,508 for the years ending December 31, 2006, 2007, 2008 and 2009, respectively.

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

15	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

event a claim arises in relation to an image they have provided or sold to us. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at June 30, 2006 and December 31, 2005. As such, we believe the estimated fair value of these liabilities is minimal.

In the ordinary course of business, we also enter into certain types of agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services; agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with directors and officers, under which we indemnify them to the full extent allowed by law against claims relating to their service to us; agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions. The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we believe the estimated fair value of these liabilities is minimal, no related liabilities are recorded at June 30, 2006 or December 31, 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

NOTE 6. SHARE REPURCHASES

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During the second quarter of 2006, we repurchased 2.5 million shares for $161.4 million under the amended plan. These repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. See discussion of additional share repurchases in Note 10, Subsequent Event.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2006	2005	2006	2005

(In thousands)

Net income	$22,279	$33,990	$61,627	$68,098
Net unrealized gains (losses) on revaluation of long-term intercompany balances, net of income taxes	7,817	(18,301)	10,006	(22,329)
Net foreign currency translation adjustment gains (losses)	20,532	(903)	22,097	(443)
Net unrealized gains (losses) on short-term investments[1]	3,996	1,401	4,023	(516)

Total comprehensive income	$54,624	$16,187	$97,753	$44,810

[1]	In the second quarter of 2006, we transferred $4.0 million in losses out of accumulated other comprehensive income and into investment (loss) income. Gains and losses transferred out of accumulated other comprehensive income and into investment income (loss) were insignificant in 2005.

Accumulated other comprehensive income (loss) consisted of the following at the reported balance sheet dates:

	JUNE 30, 2006	DECEMBER 31, 2005

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances	$11,074	$1,068
Accumulated net foreign currency translation adjustment gains (losses)	8,241	(13,856)
Accumulated net unrealized losses on short-term investments	—	(4,023)

Total accumulated other comprehensive income (loss)	$19,315	$(16,811)

16	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 1

Deferred taxes are not provided on unrealized foreign exchange gains and losses on foreign currency denominated long-term intercompany balances or on translation adjustments, with the exception of those in the U.K., because we expect that these investments in our foreign subsidiaries will be permanent. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

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

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,

	2006	% of Revenue	2005	% of Revenue	2006	% of Revenue	2005	% of Revenue

(In thousands, except percentages)

United States	$83,718	41%	$76,964	42%	$169,563	42%	$155,031	43%
United Kingdom	27,802	14%	28,032	15%	54,098	13%	53,464	15%
Germany	17,078	8%	14,785	8%	33,186	8%	29,381	8%
France	12,211	6%	11,242	6%	23,919	6%	21,355	6%
Rest of world	63,962	31%	54,282	29%	124,933	31%	104,168	28%

Total revenue	$204,771	100%	$185,305	100%	$405,699	100%	$363,399	100%

NOTE 9. LOSS ON LEASED PROPERTIES

We lease office space in New York through an agreement that expires in March of 2015 and are subleasing a portion of that space to a subtenant through an agreement that expires in February of 2007. During the second quarter of 2006, we completed our evaluation of our options regarding the use of the subleased facilities and determined that after the sublease expires, we will permanently exit all of the excess (subleased) space. As a result of this decision, we recognized a non-cash loss on leased property of approximately $18.6 million in the second quarter of 2006. This loss was calculated based on the present value of our lease costs, net of estimated sublease income at market rates currently anticipated, for the remaining eight years of our lease. We will adjust this estimated loss upon entering into a sublease for these facilities, or if our assumptions change materially.

We carry other lease loss accruals on our balance sheet and adjust these accruals upon entering into subleases for the associated facilities and upon material changes in our assumptions. Immaterial adjustments were made to these accruals during the periods presented and are included within loss on leased properties in our consolidated statements of income.

NOTE 10. SUBSEQUENT EVENT

Subsequent to the end of the second quarter of 2006, we repurchased $13.6 million of our common stock in the open market using existing cash and cash equivalents through trades that were entered into prior to quarter-end but settled thereafter.

17	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 2

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

For more detail on these risks and uncertainties, please see Part I, Item 1A. “Risk Factors” of our 2005 Annual Report on Form 10-K. New risks emerge from time-to-time that may cause actual results to differ materially from those contained in any forward-looking statements. This should not be construed as a complete list of all factors that could adversely affect our consolidated financial position, results of operations or liquidity. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish to, the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC except as updated in any of our documents filed with, and furnished to, the SEC after the date this document is filed with the SEC.

GENERAL

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2005 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates and Assumptions

There have been no material changes in our critical accounting policies and estimates and assumptions since December 31, 2005.

18	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 2

Loss on Leased Properties

We lease office space in New York through an agreement that expires in March of 2015 and are subleasing a portion of that space to a subtenant through an agreement that expires in February of 2007. During the second quarter of 2006, we completed our evaluation of our options regarding the use of the subleased facilities and determined that after the sublease expires, we will permanently exit all of the excess (subleased) space. As a result of this decision, we recognized a non-cash loss on leased property of approximately $18.6 million in the second quarter of 2006. This loss was calculated based on the present value of our lease costs, net of estimated sublease income at market rates currently anticipated, for the remaining eight years of our lease. We will adjust this estimated loss upon entering into a sublease for these facilities, or if our assumptions change materially.

We carry other lease loss accruals on our balance sheet and adjust these accruals upon entering into subleases for the associated facilities and upon material changes in our assumptions. Immaterial adjustments were made to these accruals during the periods presented and are included within loss on leased properties in our consolidated statements of income.

Acquisitions of Businesses

On April 6, 2006, we purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively “Stockbyte”) for $135.0 million in cash. Stockbyte was a privately held stock photography agency based in Tralee, Ireland that licensed royalty-free imagery to its customers through distributors, including Getty Images, Inc., and through its two websites, www.stockbyte.com and www.stockdisc.com. We have integrated this business into ours, including redirecting both of their websites to www.gettyimages.com. The purchase was funded from existing cash and cash equivalents. The purchase price (including direct costs of the acquisition and liabilities assumed) was allocated primarily to goodwill ($108.1 million) and identifiable intangible assets ($21.4 million).

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., a privately held stock photography company located in Calgary, Alberta, Canada, for $50.0 million in cash. iStockphoto, Inc. licenses royalty-free imagery exclusively through its websites, www.istockphoto.com and www.istockpro.com, and is a leader in the micropayment licensing model (i.e. licensing imagery for as little as one dollar). The purchase was funded from existing cash and cash equivalents. The purchase price (including direct costs of the acquisition and liabilities assumed) was allocated primarily to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million).

We also completed the acquisition of Laura Ronchi, S.p.A, our Italian delegate, in the second quarter of 2006. All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. All acquisitions year-to-date were not material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

19	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 2

RESULTS OF OPERATIONS

Below are selected highlights of our results of operations. All figures in the tables are shown in thousands, except percentages and price per image figures.

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,

	2006	2005		2006	2005

PORTFOLIO REVENUE AS A PERCENTAGE OF TOTAL REVENUE
Rights-managed still imagery	41%	43%		42%	44%
Royalty-free still imagery	38%	38%		37%	37%
Editorial imagery	12%	11%		12%	11%
Film	5%	5%		6%	6%
Other	4%	3%		3%	2%

APPROXIMATE AVERAGE PRICE PER IMAGE BY PORTFOLIO [1,2]
Rights-managed still imagery	$570	$580		$575	$600
Royalty-free still imagery	240	235	[3]	245	230	[3]
Film	555	580		565	595

AVERAGE ROYALTY RATE BY PORTFOLIO
Rights-managed still imagery	34%	33%		34%	33%
Royalty-free still imagery	15%	21%		16%	23%
Editorial imagery	25%	19%		24%	21%
Film	25%	28%		27%	29%

1	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore price per image is not provided for editorial imagery.

2	All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images licensed to our customers (excluding prepackaged CDs, images licensed through subscriptions, micropayments and imagery licensed through delegates).

3	These prior period figures have been adjusted to conform to current period presentation.

Revenue

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended June 30	$204,771	100.0	$185,305	100.0	$19,466	10.5
Six months ended June 30	405,699	100.0	363,399	100.0	42,300	11.6

Excluding the impact of changes in foreign currency exchange rates, revenue increased approximately $23.7 million or 12.8% for the second quarter of 2006 and approximately $54.4 million or 15.0% for the first six months of 2006 over the respective periods of 2005. Revenue increased across all geographies year over year. The overall increase in revenue was due mainly to higher volumes of images licensed from our rights-managed portfolio and a higher average price per royalty-free image licensed. The rights-managed volume increase was experienced worldwide, except in the Americas for the second quarter of 2006, where volumes were consistent year over year. Increases in average price per royalty-free image arose through selective price increases tied to increased quality and investment in this imagery and through a shift in the mix of images licensed within our royalty-free portfolio towards higher priced imagery. Also contributing to the increase in revenue year over year, as a result of a business acquisition in the first quarter of 2006, is revenue from micropayment licenses, which are licenses of lower priced royalty-free imagery, generally at higher volumes. Micropayment revenue has been excluded from our calculation and discussion of price per royalty-free image licensed.

20	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 2

Revenue from our editorial and film portfolios also increased year over year, particularly editorial revenue in the second quarter. Partially offsetting these increases was a decline in the average price per rights-managed image licensed resulting mainly from a shift in the mix of images licensed towards lower priced uses of imagery. Though the overall volume of royalty-free image licenses was consistent year over year, declines in the Americas were offset by growth in other regions.

Cost of Revenue

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended June 30	$50,681	24.8	$49,495	26.7	$1,186	2.4
Six months ended June 30	102,947	25.4	100,749	27.7	2,198	2.2

Cost of revenue, which consists primarily of royalties owed on imagery licensed, increased year over year due to increased revenue. However, as a percentage of revenue, cost of revenue declined, primarily due to a lower average royalty rate on licenses of royalty-free imagery that resulted mainly from the acquisition of Stockbyte and Digital Vision, which eliminated the royalties we paid to them. The decline in cost of revenue as a percentage of revenue was offset in part by an increase in the average royalty rate on licenses of editorial imagery that resulted mainly from licenses of exclusive entertainment imagery, which generally carries a higher royalty rate than other editorial imagery.

Selling, General and Administrative Expenses (SG&A)

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended June 30	$77,861	38.0	$64,908	35.0	$12,953	20.0
Six months ended June 30	152,137	37.5	124,962	34.4	27,175	21.7

Excluding the impact of changes in foreign currency exchange rates, SG&A increased approximately $14.3 million or 22.0% for the second quarter of 2006 and approximately $31.0 million or 24.8% for the first six months of 2006 over the respective periods of 2005. These increases were due mainly to increased payroll costs, including: increased stock-based compensation expense (a $3.6 million and $6.6 million increase, respectively), increased payroll for employees who have joined the company through business acquisitions since the second quarter of 2005, additional sales people hired in 2006, and annual salary increases effective April of 2006. Advertising and marketing expenses also increased year over year by $2.6 million and $4.3 million for the three and six months ended June 30, 2006, respectively.

As a percentage of revenue, SG&A increased approximately 3% over the first half of 2006. Approximately 2% of this increase was due to increased stock-based compensation. The remainder of the increase was generated by the other items discussed above.

Income from Operations

	2006	Operating margin	2005	Operating margin	$ change	% change

Three months ended June 30	$39,729	19.4	$55,508	29.9	$(15,779)	(28.4)
Six months ended June 30	98,857	24.4	109,053	30.0	(10,196)	(9.3)

Income from operations and operating margin decreased year over year due to net losses related to leased properties ($18.1 million and $18.5 million for the second quarter and first half of 2006, respectively). See further discussion of these losses in the “General” section of this MD&A. Income from operations and operating margin were also lowered by increased selling, general and administrative expenses (as discussed above) and amortization, which increased due to the acquisition of businesses late in the second quarter of 2005 and in 2006. These items were offset, in part, by the lower average royalty rate, primarily on licenses of royalty-free imagery (as discussed above).

21	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 2

Investment (Loss) Income

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended June 30	$(1,203)	(0.6)	$3,038	1.6	$(4,241)	(139.6)
Six months ended June 30	2,813	0.7	5,927	1.6	(3,114)	(52.5)

In the second quarter of 2006, we sold all of our short-term investments and realized an associated $4.0 million loss. This loss and lower short-term investment balances resulting from acquisitions of businesses and repurchases of our common stock caused the decrease in interest income year over year, offset in part by an increase in interest rates.

RESULTS OF OPERATIONS OUTLOOK

For 2006, we expect to report: double digit revenue growth; increased selling, general and administrative expenses and depreciation; and amortization more than double that reported in 2005 due to intangible assets acquired through business acquisitions. The net result of this is that we expect to report an operating margin comparable to that reported in 2005. We also expect to report an effective income tax rate of approximately 37%. These expectations do not include the impact of stock-based compensation, net losses related to leased properties, the $4.0 million loss on investments sold in the second quarter of 2006, future changes in foreign currency exchange rates or future acquisitions of businesses, if any.

FINANCIAL CONDITION

Liquidity

	JUNE 30, 2006	DECEMBER 31, 2005

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$259,460	$518,275
Working capital	$283,098	$249,018
Current ratio	3.10	1.63

A reclassification of our debentures from short-term to long-term due to a conversion condition no longer having been met caused the increase in our working capital and current ratio in 2006. Had we not reclassified the debentures, our working capital and current ratio would have been $18.1 million and 1.05, respectively, at June 30, 2006. This decline in working capital from year-end is due to $194.9 million in cash paid for businesses acquired and $161.4 million in cash paid for repurchases of our common stock, offset in part by cash flows generated from operations. Cash flows provided by operating activities increased to $121.4 million for the first half of 2006 from $120.2 million for the first half of 2005. Growth in operating cash flows was offset in part by a significant increase in cash paid for income taxes, which were $37.5 million for the first half of 2006 compared to $9.8 million for the first half of 2005.

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

Cash flows provided by investing activities grew $279.0 million in 2006 over the first half of 2005, due mainly to the sale of all of our short-term investments and a decrease in cash paid for businesses acquired, offset in part by an increase in capital expenditures. Capital expenditures increased $12.4 million year over year for the first half of 2006 primarily due to increased acquisitions of imagery. Management expects capital expenditures to total approximately $60 million to $65 million for the full year of 2006.

CASH FLOWS USED IN FINANCING ACTIVITIES

During the second quarter of 2006, we repurchased 2.5 million shares of our common stock in the open market for $161.4 million. Our current authorization from our Board of Directors allows us to repurchase up to $250.0 million of our common stock. See discussion of additional share repurchases under Subsequent Event below.

On May 4, 2006, we entered into a $100.0 million unsecured senior revolving credit facility with U.S. Bank National Association. This credit facility is available for share repurchases, acquisitions of businesses and general corporate purposes. The interest rate on funds drawn down under the credit facility is 30-day LIBOR plus 0.5%, and there are no fees in periods when funds are not drawn down. Any funds drawn down under the credit facility are required to be repaid within the 364-day term of the facility. The credit agreement does not contain financial covenants requiring us to maintain any financial ratios. The credit agreement does contain customary affir -

22	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 2

mative and negative covenants, as well as customary events of default the occurrence of which could result in termination of the facility and the acceleration of all of our obligations thereunder. Our obligations under the facility are guaranteed by our primary U.S. operating company. No funds had been drawn down under this facility as of June 30, 2006.

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

YEARS ENDING DECEMBER 31,	2006	2007	2008	2009	2010	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures:
Principal payments [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Interest payments [1]	1,343	1,343	1,343	1,343	1,343	16,793	23,508
Operating lease payments on facilities and equipment leases [2]	23,635	22,119	21,576	21,240	20,806	71,741	181,117
Minimum royalty guarantee payments to contributors of imagery [3]	6,977	6,035	5,669	3,955	3,231	2,438	28,305
Other purchase commitments	5,433	2,578	589	—	—	—	8,600

Total contractual obligations	$37,388	$32,075	$29,177	$26,538	$25,380	$355,972	$506,530

1	Figures assume that the convertible subordinated debentures are repaid upon maturity in 2023, which may or may not reflect future events.

2	Offsetting these operating lease payments will be receipts for subleased facilities in the amounts of (in thousands) $6,599, $2,615, $1,667, $1,302, $1,302 and $168 for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

3	Offsetting these minimum royalty guarantee payments to contributors of imagery will be minimum guaranteed receipts from contributors in the amount of (in thousands) $1,796, $2,054, $2,179 and $1,508 for the years ending December 31, 2006, 2007, 2008 and 2009, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which eliminated our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. This statement also requires that we reduce stock-based compensation expense by estimated forfeitures of awards rather than reducing expense as forfeitures occur. In addition to requiring us to expense stock-based compensation, SFAS No. 123(R) requires us to report as financing activities in our statement of cash flows, cash tax savings arising from tax deductions that exceed compensation expense on stock options exercised and RSUs vested in the current period. These tax benefits were previously reported as cash flows from operating activities.

In connection with the adoption of this statement, we have generally shifted from issuing stock options to issuing RSUs. The fair value of RSUs issued to employees is calculated as the market price of our common stock on the date of grant multiplied by the number of units issued. This fair value, less estimated forfeitures, is recorded as selling, general and administrative expenses on a straight-line

23	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 2

basis over the vesting periods of the RSUs, with a portion relating to production employees capitalized as computer software developed for internal use and contemporary imagery. This accounting, with the exception of the estimation of forfeitures, is the same as previously required under APB Opinion No. 25. The fair values of stock options issued are calculated using a Black-Scholes single option valuation model and are expensed, and capitalized as applicable, in the same manner as RSUs. The fair value of unvested options and RSUs outstanding upon adoption of SFAS No. 123(R) remain as originally calculated for footnote purposes in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, have been reduced by estimated forfeitures and are being recorded as selling, general and administrative expenses over the remaining vesting periods or capitalized as applicable.

We adopted SFAS No. 123(R) using the modified prospective transition method, which means that we have not restated our prior period financial statements. The impact of our stock-based compensation plans on our income statements may vary greatly depending on the number of RSUs and stock options granted and the future market price of our common stock. However, we currently anticipate that stock-based compensation expense will reduce 2006 diluted earnings per share by approximately $0.16. This estimate is based on a range of estimated market prices of our common stock and current expectations of the number of RSUs and stock options that may be issued.

Emerging Issues Task Force (EITF) Issue No. 05-1, “The Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option That Otherwise is Not Currently Convertible Based on a Contingency”

On June 28, 2006, the EITF reached a consensus that the issuance of equity securities to settle a debt instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. That is, no gain or loss should be recognized related to the equity securities issued to settle the instrument. For purposes of applying this consensus, a substantive conversion feature is a conversion feature that is at least reasonably possible of being coming exercisable in the future absent the issuer’s exercise of a call option. We are currently assessing the impact, if any, of this Issue on our consolidated financial statements.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”

On July 13, 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes effective January 1, 2007. This Interpretation prescribes a two-step process to follow in evaluating a tax position we have taken, or expect to take, in a tax return. First, we must determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position. Second, we must measure and recognize all tax positions that meet the first threshold as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We will recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is met. We will derecognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is no longer met. Management is still assessing the impact this Interpretation will have on our financial statements; however, management currently expects that it will not materially impact our consolidated financial statements.

SUBSEQUENT EVENT

Subsequent to the end of the second quarter of 2006, we repurchased $13.6 million of our common stock in the open market using existing cash and cash equivalents through trades that were entered into prior to quarter-end but settled thereafter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

During the second quarter of 2006, we sold all of our short-term investments, thereby significantly reducing our exposure to interest rate risk. We remain exposed to interest rate risk through our convertible subordinated debentures, which carry a fixed interest rate of 0.5%.

24	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART I	ITEM 3

FOREIGN CURRENCY EXCHANGE RATE RISK

Based on our forward foreign currency exchange contracts outstanding at June 30, 2006 and December 31, 2005, a hypothetical 10% weakening of the U.S. dollar against the exchange rates for the foreign currencies bought or sold through our forward foreign currency exchange contracts would result in exchange losses of approximately $2.7 million and $3.1 million, respectively. A hypothetical 10% strengthening of the U.S. dollar would result in gains of the same amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures certain of these contracts are hedging.

Based on our forward foreign currency exchange contracts outstanding at June 30, 2006 and December 31, 2005, a hypothetical 10% weakening of the British pound against the exchange rates for the foreign currencies to be bought or sold through our forward foreign currency exchange contracts would result in an exchange loss of approximately $1.0 million and a negligible exchange gain, respectively. A hypothetical 10% strengthening of the British pound would result in a gain and a loss of the same amounts. However, these hypothetical gains or losses would be offset, at least in part, by losses or gains generated from revaluing the underlying exposures certain of these contracts are hedging.

There have been no other material changes in our exposure to market risks since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, these disclosure controls and procedures were effective.

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

25	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART II	ITEM 1

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors since December 31, 2005, which can be found in our 2005 Annual Report on Form 10-K.

I TEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During the second quarter of 2006, we repurchased 2.5 million shares for $161.4 million under the amended plan. The repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. Our repurchase activity is summarized by month in the following table:

MONTHLY PERIOD	(a) Total number of shares purchased	(b) Average price paid per share [1]	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs

				(in thousands)

April 1, 2006 – April 30, 2006	—	$—	—	$150,000 [2]
May 1, 2006 – May 31, 2006	1,200,898	62.45	1,200,898	175,000 [3]
June 1, 2006 – June 30, 2006	1,314,610	65.70	1,314,610	88,627 [3]

	2,515,508		2,515,508

[1]	Average price paid per share does not include associated transaction fees.
[2]	This amount is based on an authorization of $150 million.
[3]	This amount is based on an authorization of $250 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on Tuesday, May 2, 2006, in Seattle, Washington, at which the following matters were submitted to a vote of the stockholders:

(a)	Votes regarding the election of two directors for a term expiring in 2009 were as follows:

Term Expiring in 2009	For	Withheld

Jonathan D. Klein	57,313,290	352,774
Michael A. Stein	57,201,179	464,885

26	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART II	ITEM 4

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2007	Term Expiring in 2008

James N. Bailey	Mark H. Getty
Andrew S. Garb	Christopher H. Sporborg
David Landau

Effective May 17, 2006, Dr. David Landau resigned from our Board of Directors. Dr. Landau had been a director since September 17, 2003.

Effective May 16, 2006, our Board of Directors elected a new director, Alan G. Spoon. Mr. Spoon is currently a managing general partner at Polaris Venture Partners. Mr. Spoon will stand for re-election by a vote of stockholders at our 2007 annual meeting of stockholders.

(b)	Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm to serve for the fiscal year ending December 31, 2006 were as follows:

For	Against	Abstentions

56,520,795	1,117,979	27,290

ITEM 5. OTHER INFORMATION

We lease office space in New York through an agreement that expires in March of 2015 and are subleasing a portion of that space to a subtenant through an agreement that expires in February of 2007. As reported in Item 7.01 of our Current Report on Form 8-K furnished to the Securities and Exchange Commission on May 23, 2006, during the second quarter of 2006, we completed our evaluation of our options regarding the use of the subleased facilities and determined that after the sublease expires, we will permanently exit all of the excess (subleased) space. Pursuant to Item 2.05 of Form 8-K, we further report that as a result of this decision, we recognized a non-cash loss on leased property of approximately $18.6 million in the second quarter of 2006. This loss was calculated based on the present value of our lease costs, net of estimated sublease income at market rates currently anticipated, for the remaining eight years of our lease. We will adjust this estimated loss upon entering into a sublease for these facilities, or if our assumptions change materially. Though non-cash initially, this loss represents the net present value of the net cash we currently expect to pay for leasing and subleasing this property over the remainder of our lease term (through March of 2015).

ITEM 6. EXHIBITS

Reference is made to the Exhibit Index beginning on page 28 for a list of all exhibits filed as part of this report.

27	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 7, 2006

28	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q	PART II	ITEM 6

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Employment agreement between Thomas Oberdorf and Getty Images, Inc. effective June 12, 2006

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Thomas Oberdorf, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Thomas Oberdorf, CFO

*	Indicates management contracts or compensatory plans or arrangements.