Form 10-Q/A
period 2006-03-31
GETTY IMAGES INC
filed 2007-06-13
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☒ AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past ninety days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                                Accelerated filer  ☐                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At April 30, 2007, there were 59,222,196 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

1	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

EXPLANATORY NOTE REGARDING AMENDMENT

In this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Original Form 10-Q”), we are restating each of our Condensed Consolidated Financial Statements for the quarters ended March 31, 2006 and March 31, 2005 and amending our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for these periods contained in the Original Form 10-Q. This Form 10-Q/A generally does not reflect events that have occurred after the first quarter of 2006, or modify or update the disclosures presented in the Original Form 10-Q, except to reflect the effects of the restatement, to update the risks we face as a result of our historical equity compensation grant practices, and to clarify certain related disclosures.

Immediately after the filing of this Form 10-Q/A, we will file Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter 10-Q/A”), our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 10-Q”), and our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”). The Second Quarter 10-Q/A will contain restated financial information for the three and six months ended June 30, 2006 and June 30, 2005. In the Third Quarter 10-Q, we will restate our condensed consolidated financial statements for the three and nine months ended September 30, 2005. In the 2006 Form 10-K, we will restate our (1) consolidated financial statements for our fiscal years ended December 31, 2005 and 2004, (2) selected consolidated financial data for our fiscal years ended December 31, 2005, 2004, 2003 and 2002, and (3) unaudited quarterly financial data for all quarters in 2005 and the first and second quarters of 2006.

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2007, our previously filed financial statements for fiscal years ended 1998 through 2005, the interim periods contained therein, together with all earnings and other press releases containing our financial information for those periods and earnings releases for the 2006 quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 should not be relied upon.

Other than the Original Form 10-Q that is being amended by this Form 10-Q/A and the planned amendments of the Quarterly Report on Form 10-Q for the second quarter of 2006, previously filed periodic reports covering the periods described above have not been amended and should not be relied upon. You may rely upon our Third Quarter 10-Q and 2006 Form 10-K, which we plan to file immediately after we file this Form 10-Q/A.

RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS AND SPECIAL COMMITTEE AND COMPANY FINDINGS

As announced on November 9, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to the company’s equity compensation grant practices and related accounting for equity compensation grants. The Special Committee consisted of two independent members of our Board of Directors, who were assisted in their investigation by independent outside legal counsel.

Together with its independent counsel, the Special Committee conducted an extensive review of equity compensation grant practices and awards made by the company, or in connection with companies we acquired, between July 14, 1994 and November 1, 2006 (the “Relevant Period”), which covered 7,102 stock option grants and 1,062 restricted stock unit (“RSU”) grants made on 465 occasions. During the investigation, numerous documents were reviewed, and extensive interviews of current and former employees and directors of the company and other individuals were conducted by the Special Committee’s independent counsel. On April 10, 2007, the Special Committee presented its findings to the Board of Directors.

As also announced on November 9, 2006, the SEC had earlier notified us that it is conducting an informal inquiry into the company’s equity compensation grant practices. We continue to cooperate fully with the SEC in this informal inquiry.

The Special Committee’s Conclusions

The Special Committee concluded that the evidence obtained and reviewed in its investigation did not establish any intentional wrongdoing by current employees, officers or directors of the company. The Special Committee and the company’s management have determined that incorrect measurement dates for certain equity compensation awards were used for financial accounting purposes and certain previously issued grants were modified without properly recording compensation expense and, as a result, we are restating certain of our prior financial statements to correct the accounting for those awards. The use of incorrect measurement dates resulted from a number of reasons, including delays in the approval of awards, the absence of definitive documentation and modifications of previously awarded grants. The Special Committee also identified certain awards for which grant dates were selected

2	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

retroactively. However, the Special Committee has concluded that the evidence does not establish that there was any intentional wrongdoing in connection with those awards. Nearly all of the grants for which the measurement dates have been changed (approximately 99% of the grants changed) were awarded in 2001 and earlier years.

In addition to the adjustments to our previously filed financial statements as described above, the Board of Directors has adopted the following recommendations of the Special Committee.

•	Two additional independent directors will be recruited and appointed to the company’s Board of Directors.

•	Membership of the Audit and Compensation Committees of the Board of Directors will be changed.

•	The Equity Compensation Committee has been discontinued.

•	Enhancements will be made in the oversight of the company’s corporate governance practices with respect to the company’s equity compensation programs.

•

Senior management will be charged with ensuring that the equity compensation policies and processes are appropriate and provide effective controls, and that the company’s accounting for equity compensation is appropriate.

•

Certain of the company’s equity compensation administrative processes and functions will move from the company’s human resources organization to the finance organization, under the supervision of the Chief Financial Officer.

•	The Board of Directors unanimously adopted an Equity Compensation Grant Policy on April 10, 2007, which provides, among other things, that:

•	All terms of each equity grant must be finalized and approved by the Board of Directors or the Compensation Committee on or prior to the grant date;

•	All stock options must have an exercise price equal to or greater than the average of the high and low market price on the grant date;

•	All recipients of equity grants must be notified, in writing, of such grants as soon as possible following approval; and

•	Any equity compensation issues or actions will be reported by senior management on a timely basis to the Board of Directors or the Compensation Committee, no less frequently than quarterly.

Background

Between 1994 and 1996, the Board of Directors granted stock options to Getty Communications (Getty Images’ predecessor) employees and in connection with acquisitions, including grants to employees and officers of acquired companies. From 1996 to 1998, the Compensation Committee had the authority to, and did, grant options to employees, officers and directors. From August 1998 through 2001, the Compensation Committee continued to grant options to executive officers, and created option “pools” from which the Chief Executive Officer and Senior Vice Presidents were authorized to grant options to employees and non-executive officers. These pools were used by the executive officers to grant options in connection with the hiring and promotion of employees or as incentive awards. In August 2001, the Board of Directors created the Stock Option Committee, appointing Chief Executive Officer Jonathan Klein as the sole member with delegated authority to grant options to employees and non-executive officers. In 2005, the Stock Option Committee was renamed the Equity Compensation Committee and we moved to primarily granting RSUs rather than options.

A total of 7,102 option grants and 1,062 RSU grants were awarded during the Relevant Period, as follows:

•	“Pool options” in which “pools” of options were approved by the Compensation Committee for later grant to employees by executive officers (2,277 grants).

•

“Acquisition option grants” in which options were granted by the Board of Directors or Compensation Committee to employees and officers in connection with our acquisition of other companies and in which outstanding options held by employees of acquired companies were exchanged for Getty Images options at pre-determined conversion ratios (1,464 grants).

•	“Other option grants” which cover all remaining stock option grants during the Relevant Period (3,361 grants).

•	“RSU grants” in which RSUs were granted by the Equity Compensation Committee, the Compensation Committee and the Board of Directors to employees, officers and directors (1,062 grants).

The Special Committee and the company have determined that it is necessary to revise the measurement dates for approximately 45% of these awards (“Adjusted Options”). Over half of the awards for which the measurement date is being revised relate to the company’s only all employee grant in February of 2000 to employees below the vice president level. In addition, the measurement dates for many awards are being revised due to: i) the use of the date of the approval of a pool of options as the measurement date as opposed to the date that the terms of each grant were finalized; ii) the use of the date that a Unanimous Written Consent approving

3	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

equity awards was faxed to Compensation Committee members for their approval, rather than the date when the approvals of the Compensation Committee members had been faxed back, as the measurement date for the associated grants; and iii) the absence of a detailed list of recipients and associated grants prior to the date certain grants were entered into our equity award tracking system.

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through our fiscal year ended December 31, 2005. We have used the accelerated method of expensing stock options provided in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” for recording expense and for our pro forma disclosures. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the measurement date. Because most of the company’s Adjusted Options had an exercise price below the market price on the measurement date, there should have been a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the measurement date. That expense should have been amortized over the service period of the option.

The company also reviewed prior modifications made to previously granted options and determined that we did not record the appropriate amount of compensation expense for some of the modifications (“Modified Options”). We did not record the appropriate amount of stock-based compensation expense under APB Opinion No. 25 related to Adjusted or Modified Options in our previously issued financial statements, and are recording these expenses in this Form 10-Q/A.

Impact of Restatement

The restatements included in this Form 10-Q/A and the 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A include equity compensation adjustments arising from the Special Committee investigation and management’s internal review, as well as from deferred tax adjustments related to certain long-term intercompany loans and adjustments to revenue and deferred revenue that were previously considered immaterial to our Consolidated Financial Statements. The income statement impact of the restatement is as follows:

YEARS ENDED DECEMBER 31,	Total effect at December 31, 2005	2005	2004	Cumulative effect at December 31, 2003	2003	2002	2001	2000	1999	1998

Net income, as previously reported		$149,703	$106,650
Additional compensation expense [1]	$(27,204)			$(27,204)	$(1,294)	$(2,706)	$(4,784)	$(15,710)	$(2,481)	$(229)
Tax related effects	7,862		(128)	7,990	1,814	676	1,110	3,847	500	43

Additional compensation expense, net of tax [1]	(19,342)		(128)	(19,214)	$520	$(2,030)	$(3,674)	$(11,863)	$(1,981)	$(186)
Other adjustments, net of tax	(727)	(342)	(110)	(275)

Total decrease in net income	$(20,069)	(342)	(238)	$(19,489)

Net income, as restated		$149,361	$106,412

[1]	Amounts resulted from improper measurement dates for stock awards and modifications.

4	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

The table below shows the after-tax equity compensation expense as originally reported, the amount of the additional compensation expense and the restated equity compensation expense for all years that were restated.

AFTER-TAX COMPENSATION EXPENSE	2003	2002	2001	2000	1999	1998

As Reported	$(302)	$(23)	$(172)	$—	$(814)	$—
Adjustment	520	(2,030)	(3,674)	(11,863)	(1,981)	(186)

As Restated	$218	$(2,053)	$(3,846)	$(11,863)	$(2,795)	$(186)

Equity-based compensation is not deductible for corporate income tax purposes in most countries. The after-tax amounts in the table reflect reduction of compensation expense for tax benefits in the United States in all years and in the United Kingdom in 2003. For the United Kingdom prior to 2003 and for all other countries in all years, there is no tax benefit recorded for the associated compensation expense.

In addition, in 2001, we analyzed our existing net deferred tax assets (DTAs) and determined that not all the existing DTAs would be realized over the period covered by our analysis and therefore recorded a valuation allowance equal to approximately $12 million. We performed a similar analysis in 2002 and as a result, increased the valuation allowance associated with the exercise of employee stock options in 2002 to $15.1 million. In 2003, we updated our estimate of future taxable income and determined that it was now more likely than not that we would realize more of the DTA than the net balance at December 31, 2003. Therefore, we reduced our valuation allowance by $25.3 million, including the $15.1 million related to stock option exercises. We reviewed the valuation allowance in light of the restatement of equity-based compensation and determined that an additional valuation allowance of $4.9 million should be recorded at December 31, 2001 and then released at December 31, 2003.

As noted above, we have also made two adjustments to deferred tax assets that were previously considered immaterial. The first item related to the accounting for unrealized foreign currency gains and losses on long-term intercompany loans between our United States and United Kingdom subsidiaries. We incorrectly recorded deferred tax assets on the unrealized foreign currency gains and losses in the United Kingdom from 1999 to 2005, instead of recording them as part of the net foreign currency translation adjustments (losses) gains within accumulated other comprehensive income (loss). The second item related to an intercompany loan established in 2005 for which we did not include the unrealized gains or losses in taxable income, causing our deferred taxes related to our net operating losses to be misstated and other comprehensive income to also be misstated.

The revenue and deferred revenue adjustment related to fees paid by photographers for making certain of their images available for license on our website for two years. We had previously recognized these fees when received, as they were previously considered immaterial. We are now recognizing the fees ratably over the two year period, resulting in a decrease in revenue and an increase in deferred revenue in the periods reported herein.

In addition, we evaluated the impact of the restatements on our consolidated tax provision. The company and our subsidiaries file tax returns in numerous tax jurisdictions around the world. In the United States for all years reflected above and the United Kingdom in 2003 and subsequent years, we are able to claim a tax deduction relating to stock options exercised. In those jurisdictions where a tax deduction will be allowed, we have recorded deferred tax assets to reflect future tax deductions to the extent we believe such assets to be recoverable. In addition, we also determined that, as a result of the changes in the measurement dates, we should not have taken a deduction in the U.S. in prior years for stock option related amounts pertaining to certain executives under the Internal Revenue Code Section 162(m). Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, our tax liabilities have increased by approximately $2.4 million.

If certain of the Adjusted or Modified Options are not repriced, the holders of such options will, upon exercise of the options, incur personal income taxes and penalties in accordance with Internal Revenue Code Section 409A (and other state tax laws) beyond what they would have incurred were the options not adjusted or modified. Certain of these options have already been exercised and therefore incremental taxes and penalties have been incurred by the holders, while other affected options remain outstanding. We are currently evaluating the company’s position with respect to reimbursing employees for incremental taxes and penalties incurred and to potentially repricing the affected options that remain outstanding. If the company takes such actions it will result in a charge to compensation expense in the period the decision is made or the expense is incurred, as applicable.

5	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

The following tables reflect the impact of the additional non-cash charges for equity-based compensation expense and other adjustments, and the related tax effects on the:

•	consolidated statements of income for the years ended December 31, 2005 and 2004;

•	consolidated balance sheet as of December 31, 2005;

•	consolidated statements of cash flows for the years ended December 31, 2005 and 2004;

•	condensed consolidated statements of income for the quarters ended March 31, 2006 and 2005;

•	condensed consolidated balance sheet as of March 31, 2006; and

•	condensed consolidated statements of cash flows for the quarters ended March 31, 2006 and 2005.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 733,729	$ (553)	$ 733,176	$ 622,427	$ (177)	$ 622,250
Costs of revenue (exclusive of items shown separately below)	196,887	—	196,887	172,684	—	172,684
Selling, general and administrative	252,103	—	252,103	225,128	—	225,128
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization	9,519	—	9,519	4,559	—	4,559
Other operating expenses (income)	717	—	717	(1,187)	—	(1,187)

Operating expenses	507,798	—	507,798	454,160	—	454,160

Income from operations	225,931	(553)	225,378	168,267	(177)	168,090
Investment income	11,991	—	11,991	9,133	—	9,133
Interest expense	(7,618)	—	(7,618)	(3,828)	—	(3,828)
Other non-operating expenses, net	350	—	350	467	—	467

Income before income taxes	230,654	(553)	230,101	174,039	(177)	173,862
Income tax expense	(80,951)	211	(80,740)	(67,389)	(61)	(67,450)

Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412

Earnings per share:
Basic	$ 2.43	$ —	$ 2.43	$ 1.81	$ (0.01)	$ 1.80
Diluted	2.28	(0.01)	2.27	1.72	—	1.72

Shares used in computing earnings per share:
Basic	61,567	—	61,567	59,006	—	59,006
Diluted	65,744	—	65,744	62,031	—	62,031

6	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

CONSOLIDATED BALANCE SHEET

	DECEMBER 31, 2005

	As previously reported	Adjustments	As restated

(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 223,084	$ —	$ 223,084
Short-term investments	295,191	—	295,191
Accounts receivable, net	107,020	—	107,020
Prepaid expenses	11,815	—	11,815
Other current assets	8,553	—	8,553

Total current assets	645,663	—	645,663
Property and equipment, net	127,497	—	127,497
Goodwill	804,804	—	804,804
Identifiable intangible assets, net	50,206	—	50,206
Deferred income taxes, net	30,704	(877)	29,827
Other long-term assets	4,211	—	4,211

Total assets	$ 1,663,085	$ (877)	$ 1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 72,344	$ —	$ 72,344
Accrued expenses	38,676	—	38,676
Deferred income taxes, net	17,677	(449)	17,228
Other current liabilities	2,948	1,174	4,122
Short-term debt	265,000	—	265,000

Total current liabilities	396,645	725	397,370
Long-term liabilities	23,480	—	23,480

Total liabilities	420,125	725	420,850

Commitments and contingencies
Stockholders’ equity:
Common stock	623	—	623
Additional paid-in capital	1,278,048	18,262	1,296,310
Accumulated deficit	(18,900)	(20,069)	(38,969)
Accumulated other comprehensive loss	(16,811)	205	(16,606)

Total stockholders’ equity	1,242,960	(1,602)	1,241,358

Total liabilities and stockholders’ equity	$ 1,663,085	$ (877)	$ 1,662,208

7	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands)

Cash flows from operating activities
Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412
Adjustments to reconcile net income to net cash provided by operating activities:
Employee stock-based compensation	1,269	—	1,269	576	—	576
Reduction of income taxes paid due to the tax benefit from employee stock based compensation	65,034	3,754	68,788	3,233	1,587	4,820
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization of identifiable intangible assets	9,519	—	9,519	4,559	—	4,559
Amortization of debt issuance and exchange costs	6,060	—	6,060	1,915	—	1,915
Deferred income taxes	5,898	(3,965)	1,933	51,197	(1,526)	49,671
Bad debt expense	2,739	—	2,739	3,239	—	3,239
Other changes in long-term assets, liabilities and equity	2,763	—	2,763	3,031	—	3,031
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(15,159)	—	(15,159)	(16,006)	—	(16,006)
Accounts payable	(9,783)	—	(9,783)	(530)	—	(530)
Accrued expenses	(8,776)	—	(8,776)	(2,510)	—	(2,510)
Income taxes payable	(2,486)	—	(2,486)	(4,039)	—	(4,039)
Changes in other current assets and liabilities	1,924	553	2,477	(1,709)	177	(1,532)

Net cash provided by operating activities	257,277	—	257,277	202,582	—	202,582

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(234,432)	—	(234,432)	(25,611)	—	(25,611)
Acquisition of available-for-sale investments	(101,575)	—	(101,575)	(341,671)	—	(341,671)
Proceeds from available-for-sale investments	129,619	—	129,619	263,398	—	263,398
Acquisition of property and equipment	(57,766)	—	(57,766)	(36,723)	—	(36,723)
Other investing activities	(643)	—	(643)	46	—	46

Net cash used in investing activities	(264,797)	—	(264,797)	(140,561)	—	(140,561)

Cash flows from financing activities
Proceeds from the issuance of common stock	42,172	—	42,172	73,998	—	73,998
Other financing activities	(558)	—	(558)	(1,429)	—	(1,429)

Net cash provided by financing activities	41,614	—	41,614	72,569	—	72,569

Effect of exchange rate changes	(5,762)	—	(5,762)	3,144	—	3,144

Net increase in cash and cash equivalents	28,332	—	28,332	137,734	—	137,734
Cash and cash equivalents:
Beginning of year	194,752	—	194,752	57,018	—	57,018

End of year	$ 223,084	$ —	$ 223,084	$ 194,752	$ —	$ 194,752

8	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

THREE MONTHS ENDED MARCH 31,	2006			2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 200,929	$ (500)	$ 200,429	$ 178,094	$ (10)	$ 178,084
Costs of revenue (exclusive of items shown separately below)	52,266	—	52,266	51,254	—	51,254
Selling, general and administrative	74,275	—	74,275	60,054	—	60,054
Depreciation	12,258	—	12,258	12,035	—	12,035
Amortization	3,731	—	3,731	1,222	—	1,222
Other operating expenses	(729)	—	(729)	(16)	—	(16)

Operating expenses	141,801	—	141,801	124,549	—	124,549

Income from operations	59,128	(500)	58,628	53,545	(10)	53,535
Investment income	4,016	—	4,016	2,889	—	2,889
Interest expense	(357)	—	(357)	(962)	—	(962)
Other non-operating income (expenses), net	47	—	47	(490)	—	(490)

Income before income taxes	62,834	(500)	62,334	54,982	(10)	54,972
Income tax expense	(23,486)	191	(23,295)	(20,874)	4	(20,870)

Net income	$ 39,348	$ (309)	$ 39,039	$ 34,108	$ (6)	$ 34,102

Earnings per share:
Basic	$ 0.63	$ —	$ 0.63	$ 0.56	$ —	$ 0.56
Diluted	0.61	(0.01)	0.60	0.54	—	0.54

Shares used in computing earnings per share:
Basic	62,328	—	62,328	60,944	—	60,944
Diluted	64,955	—	64,955	63,692	—	63,692

9	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	MARCH 31, 2006

	As previously reported	Adjustments	As restated

(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 309,414	$ —	$ 309,414
Short-term investments	213,052	—	213,052
Accounts receivable, net	116,442	—	116,442
Prepaid expenses	13,485	—	13,485
Other current assets	4,535	—	4,535

Total current assets	656,928	—	656,928
Property and equipment, net	133,584	—	133,584
Goodwill	847,721	—	847,721
Identifiable intangible assets, net	60,372	—	60,372
Deferred income taxes, net	25,354	1,295	26,649
Other long-term assets	3,846	—	3,846

Total assets	$ 1,727,805	$ 1,295	$ 1,729,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 77,052	$ —	$ 77,052
Accrued expenses	28,319	—	28,319
Income taxes payable	7,678	2,398	10,076
Deferred income taxes, net	18,523	(640)	17,883
Short-term debt	265,000	—	265,000
Other current liabilities	7,133	1,674	8,807

Total current liabilities	403,705	3,432	407,137
Long-term liabilities	31,623	—	31,623

Total liabilities	435,328	3,432	438,760

Commitments and contingencies
Stockholders’ equity:
Common stock	624	—	624
Additional paid-in capital	1,284,437	18,241	1,302,678
Retained earnings	20,448	(20,378)	70
Accumulated other comprehensive income	(13,032)	—	(13,032)

Total stockholders’ equity	1,292,477	(2,137)	1,290,340

Total liabilities and stockholders’ equity	$ 1,727,805	$ 1,295	$ 1,729,100

10	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

Condensed Consolidated Statements of Cash Flows

(unaudited)

THREE MONTHS ENDED MARCH 31,	2006			2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands)

Cash flows from operating activities
Net income	$ 39,348	$ (309)	$ 39,039	$ 34,108	$ (6)	$ 34,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,258	—	12,258	12,035	—	12,035
Deferred income tax	9,899	170	10,069	17,329	(4)	17,325
Amortization of identifiable intangible assets	3,731	—	3,731	1,222	—	1,222
Employee stock-based compensation	3,306	—	3,306	251	—	251
Bad debt expense	1,215	—	1,215	691	—	691
Amortization of debt issuance and exchange costs	—	—	—	590	—	590
Other changes in long-term assets, liabilities and equity	372	—	372	424	—	424
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(4,403)	—	(4,403)	(14,429)	—	(14,429)
Accounts payable	2,910	—	2,910	7,452	—	7,452
Accrued expenses	(13,327)	—	(13,327)	(12,143)	—	(12,143)
Income taxes payable	10,497	(191)	10,306	2,606	—	2,606
Changes in other current assets and liabilities	217	500	717	4,004	10	4,014

Net cash provided by operating activities	66,023	170	66,193	54,140	—	54,140

Cash flows from investing activities
Proceeds from sale of available-for-sale investments	90,556	—	90,556	90,947	—	90,947
Acquisitions of businesses, net of cash acquired	(49,117)	—	(49,117)	—	—	—
Acquisition of property and equipment	(14,614)	—	(14,614)	(8,102)	—	(8,102)
Acquisition of available-for-sale investments	(8,498)	—	(8,498)	(65,641)	—	(65,641)
Other investing activities	300	—	300	—	—	—

Net cash provided by investing activities	18,627	—	18,627	17,204	—	17,204

Cash flows from financing activities
Proceeds from the issuance of common stock	1,940	—	1,940	9,748	—	9,748
Other financing activities	866	(170)	696	(133)	—	(133)

Net cash provided by financing activities	2,806	(170)	2,636	9,615	—	9,615

Effect of exchange rate changes	(1,126)	—	(1,126)	(1,122)	—	(1,122)

Net increase in cash and cash equivalents	86,330	—	86,330	79,837	—	79,837
Cash and cash equivalents:
at beginning of period	223,084	—	223,084	194,752	—	194,752

at end of period	$ 309,414	$ —	$ 309,414	$ 274,589	$ —	$ 274,589

GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A

1	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

THREE MONTHS ENDED MARCH 31,	2006	2005

(In thousands, except per share amounts)	(as restated)	(as restated)

Revenue	$ 200,429	$ 178,084
Cost of revenue (exclusive of items shown separately below)	52,266	51,254
Selling, general and administrative expenses (including $3,306 and $251 of stock-based compensation)	74,275	60,054
Depreciation	12,258	12,035
Amortization	3,731	1,222
Other operating income	(729)	(16)

Operating expenses	141,801	124,549

Income from operations	58,628	53,535
Investment income	4,016	2,889
Interest expense	(357)	(962)
Other non-operating income (expenses)	47	(490)

Income before income taxes	62,334	54,972
Income tax expense	(23,295)	(20,870)

Net income	$ 39,039	$ 34,102

Earnings per share
Basic	$ 0.63	$ 0.56
Diluted	0.60	0.54

Shares used in computing earnings per share
Basic	62,328	60,944
Diluted	64,955	63,692

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	MARCH 31, 2006	DECEMBER 31, 2005

(In thousands)	(as restated)	(as restated)

ASSETS
Current assets
Cash and cash equivalents	$ 309,414	$ 223,084
Short-term investments	213,052	295,191
Accounts receivable, net	116,442	107,020
Prepaid expenses	13,485	11,815
Other current assets	4,535	8,553

Total current assets	656,928	645,663
Property and equipment, net	133,584	127,497
Goodwill	847,721	804,804
Identifiable intangible assets, net	60,372	50,206
Deferred income taxes, net	26,649	29,827
Other long-term assets	3,846	4,211

Total assets	$ 1,729,100	$ 1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 77,052	$ 72,344
Accrued expenses	28,319	38,676
Income taxes payable	10,076	—
Deferred income taxes, net	17,883	17,228
Short-term debt	265,000	265,000
Other current liabilities	8,807	4,122

Total current liabilities	407,137	397,370
Long-term liabilities	31,623	23,480

Total liabilities	438,760	420,850

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock	624	623
Additional paid-in capital	1,302,678	1,296,310
Retained earnings (Accumulated deficit)	70	(38,969)
Accumulated other comprehensive loss (Note 7)	(13,032)	(16,606)

Total stockholders’ equity	1,290,340	1,241,358

Total liabilities and stockholders’ equity	$ 1,729,100	$ 1,662,208

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

(In thousands)

Balance at December 31, 2005 (as reported)	62,265	$ 623	$ 1,278,048	$ (18,900)	$ (16,811)	$ 1,242,960
Cumulative effect of restatement on prior years	—	—	18,262	(20,069)	205	(1,602)

Balance at December 31, 2005 (as restated)	62,265	623	1,296,310	(38,969)	(16,606)	1,241,358
Net income (as restated)	—	—	—	39,039	—	39,039

Other comprehensive income (as restated)	—	—	—	—	3,574	3,574
Stock-based compensation expense	—	—	3,438	—	—	3,438
Restricted stock unit vesting	2	—	—	—	—	—
Restricted stock unit cancellations	—	—	(65)	—	—	(65)
Stock options exercised	86	1	1,939	—	—	1,940
Tax benefit from stock option exercises and restricted stock unit vesting (as restated)	—	—	1,056	—	—	1,056

Balance at March 31, 2006 (as restated)	62,353	$ 624	$ 1,302,678	$ 70	$ (13,032)	$ 1,290,340

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

THREE MONTHS ENDED MARCH 31,	2006	2005

(In thousands)	(as restated)	(as restated)

Cash flows from operating activities
Net income	$ 39,039	$ 34,102
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,258	12,035
Deferred income taxes	10,069	17,325
Amortization of identifiable intangible assets	3,731	1,222
Employee stock-based compensation	3,306	251
Bad debt expense	1,215	691
Amortization of debt issuance and exchange costs	—	590
Other changes in long-term assets and liabilities	372	424
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(4,403)	(14,429)
Accounts payable	2,910	7,452
Accrued expenses	(13,327)	(12,143)
Income taxes payable	10,306	2,606
Changes in other current assets and liabilities	717	4,014

Net cash provided by operating activities	66,193	54,140

Cash flows from investing activities
Proceeds from available-for-sale investments	90,556	90,947
Acquisitions of businesses, net of cash acquired	(49,117)	—
Acquisition of property and equipment	(14,614)	(8,102)
Acquisition of available-for-sale investments	(8,498)	(65,641)
Other investing activities	300	—

Net cash provided by investing activities	18,627	17,204

Cash flows from financing activities
Proceeds from the issuance of common stock	1,940	9,748
Other financing activities	696	(133)

Net cash provided by financing activities	2,636	9,615

Effects of exchange rate changes	(1,126)	(1,122)

Net increase in cash and cash equivalents	86,330	79,837
Cash and cash equivalents, beginning of period	223,084	194,752

Cash and cash equivalents, end of period	$ 309,414	$ 274,589

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, as restated)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported net assets, net cash flows from operating, investing or financing activities, or net income.

Principles of Consolidation

Our consolidated financial statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Intercompany balances and transactions have been eliminated.

Quarterly Results

Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the SEC. Management believes that the Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary to a fair statement of our results of operations, financial position and cash flows for the interim periods presented. The condensed information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A.

6	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, restricted stock, restricted stock units and our convertible subordinated debentures.

THREE MONTHS ENDED MARCH 31,	2006	2005

(In thousands, except per share amounts)	(as restated)	(as restated)

Basic Earnings per Share
Income available to common stockholders (numerator)	$ 39,039	$ 34,102
Weighted average common shares outstanding (denominator)	62,328	60,944
Basic earnings per share	$ 0.63	$ 0.56

Diluted Earnings per Share
Income available to common stockholders (numerator) [1]	$ 39,039	$ 34,103	[1]

Weighted average common shares outstanding	62,328	60,944
Effect of dilutive securities
Convertible subordinated debentures	1,441	1,527
Stock options	1,175	1,219
Restricted stock and restricted stock units	11	2

Total weighted average common shares and dilutive securities (denominator)	64,955	63,692

Diluted earnings per share	$ 0.60	$ 0.54

[1]

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

Average closing price per share of common stock for the last five trading days of the reporting period	$ 62	$ 70	$ 80	$ 90	$ 100	$ 120	$ 150	$ 250	$ 1,500	$ 2,900
Incremental dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

7	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

Short-Term Investments

Short-term investments consisted of the following available-for-sale investments at the reported balance sheet dates:

MARCH 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$ 164,181	$ —	$ (3,361)	$ 160,820
Corporate debt securities	31,827	7	(473)	31,361
U.S. Treasury obligations	6,036	—	(169)	5,867
Money market funds	15,004	—	—	15,004

Total short-term investments	$ 217,048	$ 7	$ (4,003)	$ 213,052

DECEMBER 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$ 175,135	$ —	$ (3,369)	$ 171,766
Auction rate securities	70,375	—	—	70,375
Corporate debt securities	39,757	8	(512)	39,253
U.S. Treasury obligations	6,035	—	(150)	5,885
Money market funds	7,912	—	—	7,912

Total short-term investments	$ 299,214	$ 8	$ (4,031)	$ 295,191

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

MARCH 31, 2006	In a loss position for less than 12 months		In a loss position 12 months or more		Total in a loss position

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

(In thousands)

U.S. agency securities	$ 1,797	$ (2)	$ 159,023	$ (3,359)	$ 160,820	$ (3,361)
Corporate debt securities	2,227	(31)	24,177	(442)	26,404	(473)
U.S. Treasury obligations	—	—	5,867	(169)	5,867	(169)

Totals	$ 4,024	$ (33)	$ 189,067	$ (3,970)	$ 193,091	$ (4,003)

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

8	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

Subsequent to the end of the first quarter, we sold our short-term investments at a loss. See Note 9. Subsequent Events for more information.

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

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		MARCH 31, 2006			DECEMBER 31, 2005

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$ 274,288	$ (219,269)	$ 55,019	$ 266,638	$ (211,889)	$ 54,749
Computer hardware and software purchased	3	101,431	(87,909)	13,522	96,788	(86,160)	10,628
Computer software developed for internal use	3	88,550	(64,036)	24,514	82,586	(61,135)	21,451
Leasehold improvements	2-20	36,583	(17,271)	19,312	35,998	(16,513)	19,485
Furniture, fixtures and studio equipment	5	33,028	(27,811)	5,217	32,226	(27,038)	5,188
Archival imagery	40	20,640	(4,701)	15,939	20,445	(4,526)	15,919
Other property and equipment	3-4	439	(378)	61	436	(359)	77

Totals		$ 554,959	$ (421,375)	$ 133,584	$ 535,117	$ (407,620)	$ 127,497

Depreciation of computer software developed for internal use was $2.9 million and $3.3 million for the three months ended March 31, 2006 and 2005, respectively.

Goodwill

Goodwill changed during the first quarter of 2006 as follows:

(In thousands)

Balance at December 31, 2005	$ 804,804
Acquisitions of businesses	40,909
Effects of foreign currency translation	2,008

Balance at March 31, 2006	$ 847,721

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

9	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

			MARCH 31, 2006			DECEMBER 31, 2005

	Range of Estimated Useful Lives (in years)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks, trade names and copyrights	2-10	[1]	$ 40,402	$ (9,650)	$ 30,752	$ 37,392	$ (8,651)	$ 28,741
Customer lists, contracts and relationships	4-7		32,923	(17,175)	15,748	32,770	(15,497)	17,273
Other identifiable intangible assets	2-10		17,975	(4,103)	13,872	7,179	(2,987)	4,192

Totals			$ 91,300	$ (30,928)	$ 60,372	$ 77,341	$ (27,135)	$ 50,206

[1]	Included in trademarks, trade names and copyrights above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

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

A total of 16 million shares of our common stock are authorized for issuance through our stock-based compensation program, of which approximately 2.2 million are available for future issuance as of March 31, 2006. Shares that lapse due to forfeiture or expiration are available for re-issuance. All employees are eligible to receive compensation through the program, though not all employees are issued stock-based compensation each year. RSUs generally have a four-year vesting schedule, with 25% vesting on each anniversary of the grant date. Stock options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion vesting monthly over the remaining three years. Stock options become exercisable when vested and remain exercisable through the remainder of the term except upon termination of employment, in which case the options generally terminate 90 days after the employee’s termination date.

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

10	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

recognized was $1.1 million. In addition to requiring us to expense stock-based compensation, SFAS No. 123(R) requires us to report as financing activities in our statement of cash flows, tax benefits arising from tax deductions that exceed compensation expense. We also changed our practice and began capitalizing equity-based compensation with the adoption of SFAS No. 123(R). These tax benefits were previously reported as cash flows from operations. For the first quarter of 2006, we have included $0.7 million of such tax benefits in other financing activities in our statement of cash flows.

THREE MONTHS ENDED MARCH 31, 2006

(In thousands, except per share amounts)

SFAS No. 123(R) stock-based compensation	$ 3,438
Amounts capitalized as computer software developed for internal use and contemporary imagery	(132)

Impact of stock-based compensation on income from operations	3,306
Income taxes	(1,113)

Impact of stock-based compensation on net income	$ 2,193

Impact on basic earnings per share	$ 0.04
Impact on diluted earnings per share	$ 0.03

SFAS No. 123(R) requires the disclosure of pro forma information as if we had adopted the fair-value method of accounting for employee stock-based compensation prior to adoption of SFAS No. 123(R) on January 1, 2006. Under this method, compensation expense is measured on all awards based on the fair value of the awards at the grant date. The pro forma effect on our net income and earnings per share of applying the fair-value method of accounting, using the accelerated method of expense allocation for stock options and the straight-line method of expense allocation for RSUs, in 2005 (prior to adoption of SFAS No. 123(R)) would have been as follows:

THREE MONTHS ENDED MARCH 31, 2005

(In thousands, except per share amounts)	(as restated)

Net income
As reported	$ 34,102
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	148
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(1,611)

Pro forma net income	$ 32,639

Basic earnings per share
As reported	$ 0.56
Pro forma	0.54

Diluted earnings per share
As reported	$ 0.54
Pro forma	0.51

Shares used in computing pro forma earnings per share
Basic	60,944
Diluted	63,797

11	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

STOCK OPTIONS

The following table presents stock option activity for the first quarter of 2006:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

December 31, 2005	3,720	$ 45.26	2,914	$ 42.96
Exercised	(87)	22.38
Forfeited	(31)	56.78

March 31, 2006	3,602	45.71	2,916	43.63

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

The following table summarizes additional information relating to options outstanding and options exercisable at March 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICES	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)

$ 9.88 – $ 24.69	637	3.64	$ 19.19	631	$ 19.21
24.70 – 30.00	166	5.10	26.51	158	26.43
30.01 – 30.32	800	4.08	30.32	800	30.32
30.33 – 38.63	615	6.31	35.78	387	35.41
38.64 – 83.10	551	8.25	58.36	182	54.62
83.11 – 92.65	833	9.46	83.57	758	83.12

9.88 – 92.65	3,602	6.31	45.71	2,916	43.63

Total compensation expense not yet recognized for unvested stock options outstanding as of March 31, 2006 was $7.8 million, which we expect to recognize over a weighted average period of 1.9 years. The weighted average remaining contractual life and aggregate intrinsic value of options exercisable at March 31, 2006 were 5.9 years and $95.4 million, respectively.

RESTRICTED STOCK UNITS (RSUs)

The following table presents RSU activity for the first quarter of 2006:

	Number of Units	Weighted-Average Grant Date Fair Value

	(In thousands)

December 31, 2005	59	$70.83
Issued	314	88.12
Vested	(3)	68.63
Forfeited	(2)	88.29

March 31, 2006	368	85.60

12	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

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

In connection with the adoption of this statement, we have generally shifted from issuing stock options to issuing RSUs. We also changed our practice and began capitalizing equity-based compensation with the adoption of SFAS No. 123(R). The fair value of RSUs issued to employees is calculated as the market price of our common stock on the date of grant multiplied by the number of units issued. This fair value, less estimated forfeitures, is expensed to selling, general and administrative expenses on a straight-line basis over the vesting periods of the RSUs, with a portion relating to production employees capitalized as computer software developed for internal use and contemporary imagery. This accounting, with the exception of the estimation of forfeitures, is the same as previously required under APB Opinion No. 25. We have not issued any stock options since adopting SFAS No. 123(R). The fair value of any stock options issued in the future will be calculated using a Black-Scholes option valuation model using the single option approach and will be expensed, and capitalized as applicable, in the same manner as RSUs. The fair value of unvested options and RSUs outstanding upon adoption of SFAS No. 123(R) remain as originally calculated for footnote purposes in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (SFAS No. 123), have been reduced by estimated forfeitures and are being expensed to selling, general and administrative expenses over the remaining vesting periods or capitalized as applicable.

We adopted SFAS No. 123(R) using the modified prospective transition method, which means that we will not restate prior period financial statements. The impact of our equity compensation plans on our income statement may vary greatly depending on the number of RSUs and stock options granted and the future price of our common stock. However, at the time of filing the Original Form 10-Q, we anticipated that expense associated with our equity compensation plans would reduce 2006 diluted earnings per share by approximately $0.14 to $0.17. This estimate was based on a range of estimated prices of our common stock and then current expectations of the number of RSUs and stock options that may be issued. See our 2006 Form 10-K for the actual impact of this statement on our full fiscal year 2006 financial statements.

SFAS NO. 157, “FAIR VALUE MEASUREMENTS”

In September of 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. Management is currently assessing the impact this Interpretation may have on our financial statements.

13	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

FASB INTERPRETATION (FIN) NO. 48, “ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES—AN INTERPRETATION OF FASB STATEMENT NO. 109”

On July 13, 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes effective January 1, 2007. This Interpretation prescribes a two-step process to follow in evaluating a tax position we have taken, or expect to take, in a tax return. First, we must determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position. Second, we must measure and recognize all tax positions that meet the first threshold in an amount equal to the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We will recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is met. We will derecognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is no longer met.

Upon initial adoption, we will apply the provisions of this Interpretation to all of our tax positions. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date will be recognized or continue to be recognized. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for 2007. The amount of the cumulative-effect adjustment will be the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to the application of this Interpretation and the net amount of assets and liabilities recognized as a result of applying the provisions of this Interpretation. We will record the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption. The cumulative-effect adjustment will be to increase the reserves for uncertain tax positions by approximately $4.2 million and reduce retained earnings by the same amount.

SEC STAFF ACCOUNTING BULLETIN (SAB) NO. 108, “CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS”

On September 13, 2006, the staff of the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB No. 108 did not have an impact on our financial statements.

EMERGING ISSUES TASK FORCE (EITF) ISSUE NO. 05-1, “THE ACCOUNTING FOR THE CONVERSION OF AN INSTRUMENT THAT BECOMES CONVERTIBLE UPON THE ISSUER’S EXERCISE OF A CALL OPTION THAT OTHERWISE IS NOT CURRENTLY CONVERTIBLE BASED ON A CONTINGENCY”

On June 28, 2006, the EITF reached a consensus that the issuance of equity securities to settle a debt instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. That is, no gain or loss should be recognized related to the equity securities issued to settle the instrument. For purposes of applying this Issue, a substantive conversion feature is a conversion feature that is at least reasonably possible of becoming exercisable in the future absent the issuer’s exercise of a call option. The conversion feature within our convertible subordinated debentures is substantive and therefore, we would recognize no gain or loss on any equity securities issued to settle conversion of the debt.

14	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

SEC FINAL RULE RELEASE (FRR) 33-8732A, “EXECUTIVE COMPENSATION AND RELATED PERSON DISCLOSURE”

On August 29, 2006, the Securities and Exchange Commission issued FRR 33-8732A. This FRR requires us to expand our executive compensation disclosures effective with our 2006 Form 10-K and our 2007 Definitive Proxy Statement. We will provide these disclosures in both our 2006 Form 10-K and our 2007 Definitive Proxy Statement.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As announced on November 9, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to the company’s equity compensation grant practices and related accounting for equity compensation grants. The Special Committee consisted of two independent members of our Board of Directors, who were assisted in their investigation by independent outside legal counsel.

Together with its independent counsel, the Special Committee conducted an extensive review of equity compensation grant practices and awards made by the company, or in connection with companies we acquired, between July 14, 1994 and November 1, 2006 (the “Relevant Period”), which covered 7,102 stock option grants and 1,062 restricted stock unit (“RSU”) grants made on 465 occasions. During the investigation, numerous documents were reviewed, and extensive interviews of current and former employees and directors of the company and other individuals were conducted by the Special Committee’s independent counsel. On April 10, 2007, the Special Committee presented its findings to the Board of Directors.

As also announced on November 9, 2006, the SEC had earlier notified us that it is conducting an informal inquiry into the company’s equity compensation grant practices. We continue to cooperate fully with the SEC in this informal inquiry.

The Special Committee’s Conclusions

The Special Committee concluded that the evidence obtained and reviewed in its investigation did not establish any intentional wrongdoing by current employees, officers or directors of the company. The Special Committee and the company’s management have determined that incorrect measurement dates for certain equity compensation awards were used for financial accounting purposes and certain previously issued grants were modified without properly recording compensation expense and, as a result, we are restating certain of our prior financial statements to correct the accounting for those awards. The use of incorrect measurement dates resulted from a number of reasons, including delays in the approval of awards, the absence of definitive documentation and modifications of previously awarded grants. The Special Committee also identified certain awards for which grant dates were selected retroactively. However, the Special Committee has concluded that the evidence does not establish that there was any intentional wrongdoing in connection with those awards. Nearly all of the grants for which the measurement dates have been changed (approximately 99% of the grants changed) were awarded in 2001 and earlier years.

In addition to the adjustments to our previously filed financial statements as described above, the Board of Directors has adopted the following recommendations of the Special Committee.

•	Two additional independent directors will be recruited and appointed to the company’s Board of Directors.

•	Membership of the Audit and Compensation Committees of the Board of Directors will be changed.

•	The Equity Compensation Committee has been discontinued.

•	Enhancements will be made in the oversight of the company’s corporate governance practices with respect to the company’s equity compensation programs.

•

Senior management will be charged with ensuring that the equity compensation policies and processes are appropriate and provide effective controls, and that the company’s accounting for equity compensation is appropriate.

•

Certain of the company’s equity compensation administrative processes and functions will move from the company’s human resources organization to the finance organization, under the supervision of the Chief Financial Officer.

•	The Board of Directors unanimously adopted an Equity Compensation Grant Policy on April 10, 2007, which provides, among other things, that:

•	All terms of each equity grant must be finalized and approved by the Board of Directors or the Compensation Committee on or prior to the grant date;

•	All stock options must have an exercise price equal to or greater than the average of the high and low market price on the grant date;

•	All recipients of equity grants must be notified, in writing, of such grants as soon as possible following approval; and

•	Any equity compensation issues or actions will be reported by senior management on a timely basis to the Board of Directors or the Compensation Committee, no less frequently than quarterly.

15	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

Background

Between 1994 through 1996, the Board of Directors granted stock options to Getty Communications (Getty Images’ predecessor) employees and in connection with acquisitions, including grants to employees and officers of acquired companies. From 1996 to 1998, the Compensation Committee had the authority to, and did, grant options to employees, officers and directors. From August 1998 through 2001, the Compensation Committee continued to grant options to executive officers, and created option “pools” from which the Chief Executive Officer and Senior Vice Presidents were authorized to grant options to employees and non-executive officers. These pools were used by the executive officers to grant options in connection with the hiring and promotion of employees or as incentive awards. In August 2001, the Board of Directors created the Stock Option Committee, appointing Chief Executive Officer Jonathan Klein as the sole member with delegated authority to grant options to employees and non-executive officers. In 2005, the Stock Option Committee was renamed the Equity Compensation Committee and we moved to primarily granting RSUs rather than options.

A total of 7,102 option grants and 1,062 RSU grants were awarded during the Relevant Period, as follows:

•	“Pool options” in which “pools” of options were approved by the Compensation Committee for later grant to employees by executive officers (2,277 grants).

•

“Acquisition option grants” in which options were granted by the Board of Directors or Compensation Committee to employees and officers in connection with our acquisition of other companies and in which outstanding options held by employees of acquired companies were exchanged for Getty Images options at pre-determined conversion ratios (1,464 grants).

•	“Other option grants” which cover all remaining stock option grants during the Relevant Period (3,361 grants).

•	“RSU grants” in which RSUs were granted by the Equity Compensation Committee, the Compensation Committee and the Board of Directors to employees, officers and directors (1,062 grants).

The Special Committee and the company have determined that it is necessary to revise the measurement dates for approximately 45% of these awards (“Adjusted Options”). Over half of the awards for which the measurement date is being revised relate to the company’s only all employee grant in February of 2000 to employees below the vice president level. In addition, the measurement dates for many awards are being revised due to: i) the use of the date of the approval of a pool of options as the measurement date as opposed to the date that the terms of each grant were finalized; ii) the use of the date that a Unanimous Written Consent approving equity awards was faxed to Compensation Committee members for their approval, rather than the date when the approvals of the Compensation Committee members had been faxed back, as the measurement date for the associated grants; and iii) the absence of a detailed list of recipients and associated grants prior to the date certain grants were entered into our equity award tracking system.

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through our fiscal year ended December 31, 2005. We have used the accelerated method of expensing stock options provided in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” for recording expense and for our pro forma disclosures. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the measurement date. Because most of the company’s Adjusted Options had an exercise price below the market price on the measurement date, there should have been a non-cash charge for each of these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the measurement date. That expense should have been amortized over the service period of the option. Starting in fiscal year ended December 31, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each Adjusted Option is equal to the incremental fair value of the option on the measurement date, amortized over the remaining vesting period of the option.

The company also reviewed prior modifications made to previously granted options and determined that we did not record the appropriate amount of compensation expense for some of the modifications (“Modified Options”). We did not record the appropriate amount of stock-based compensation expense under APB Opinion No. 25 related to Adjusted or Modified Options in our previously issued financial statements, and are recording these expenses in this Form 10-Q/A.

16	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

Impact of Restatement

The restatements included in this Form 10-Q/A and the 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A include equity compensation adjustments arising from the Special Committee investigation and management’s internal review, as well as from deferred tax adjustments related to certain long-term intercompany loans and adjustments to revenue and deferred revenue that were previously considered immaterial to our Consolidated Financial Statements. The income statement impact of the restatement is as follows:

YEARS ENDED DECEMBER 31,	Total effect at December 31, 2005	2005	2004	Cumulative effect at December 31, 2003	2003	2002	2001	2000	1999	1998

Net income, as previously reported		$149,703	$106,650
Additional compensation expense [1]	$(27,204)			$(27,204)	$(1,294)	$(2,706)	$(4,784)	$(15,710)	$(2,481)	$(229)
Tax related effects	7,862		(128)	7,990	1,814	676	1,110	3,847	500	43

Additional compensation expense, net of tax [1]	(19,342)		(128)	(19,214)	$520	$(2,030)	$(3,674)	$(11,863)	$(1,981)	$(186)
Other adjustments, net of tax	(727)	(342)	(110)	(275)

Total decrease in net income	$(20,069)	(342)	(238)	$(19,489)

Net income, as restated		$149,361	$106,412

[1]	Amounts resulted from improper measurement dates for stock awards and modifications.

The table below shows the after-tax equity compensation expense as originally reported, the amount of the additional compensation expense and the restated compensation expense for all years that were restated.

AFTER-TAX COMPENSATION EXPENSE	2003	2002	2001	2000	1999	1998

As Reported	$(302)	$(23)	$(172)	$—	$(814)	$—
Adjustment	520	(2,030)	(3,674)	(11,863)	(1,981)	(186)

As Restated	$218	$(2,053)	$(3,846)	$(11,863)	$(2,795)	$(186)

Equity-based compensation is not deductible for corporate income tax purposes in most countries. The after-tax amounts in the table reflect reduction of compensation expense for tax benefits in the United States in all years and in the United Kingdom in 2003. For the United Kingdom prior to 2003 and for all other countries in all years, there is no tax benefit recorded for the associated compensation expense.

In addition, in 2001, we analyzed our existing net deferred tax assets (DTAs) and determined that not all the existing DTAs would be realized over the period covered by our analysis and therefore recorded a valuation allowance equal to approximately $12 million. We performed a similar analysis in 2002 and, as a result, increased the valuation allowance associated with the exercise of employee stock options in 2002 to $15.1 million. In 2003, we updated our estimate of future taxable income and determined that it was now

17	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

more likely than not that we would realize more of the DTA than the net balance at December 31, 2003. Therefore, we reduced our valuation allowance by $25.3 million, including the $15.1 million related to stock option exercises. We reviewed the valuation allowance in light of the restatement of equity-based compensation and determined that an additional valuation allowance of $4.9 million should be recorded at December 31, 2001 and then released at December 31, 2003.

As noted above, we have also made two adjustments to deferred tax assets that were previously considered immaterial. The first item related to the accounting for unrealized foreign currency gains and losses on long-term intercompany loans between our United States and United Kingdom subsidiaries. We incorrectly recorded deferred tax assets on the unrealized foreign currency gains and losses in the United Kingdom from 1999 to 2005, instead of recording them as part of the net foreign currency translation adjustments (losses) gains within accumulated other comprehensive income (loss). The second item related to an intercompany loan established in 2005 for which we did not include the unrealized gains or losses in taxable income, causing our deferred taxes related to our net operating losses to be misstated and other comprehensive income to also be misstated.

The revenue and deferred revenue adjustment related to fees paid by photographers for making certain of their images available for license on our website for two years. We had previously recognized these fees when received, as they were previously considered immaterial. We are now recognizing the fees ratably over the two year period, resulting in a decrease in revenue and an increase in deferred revenue in the periods reported herein.

In addition, we evaluated the impact of the restatements on our consolidated tax provision. The company and our subsidiaries file tax returns in numerous tax jurisdictions around the world. In the United States for all years reflected above and the United Kingdom in 2003 and subsequent years, we are able to claim a tax deduction relating to stock options exercised. In those jurisdictions where a tax deduction will be allowed, we have recorded deferred tax assets to reflect future tax deductions to the extent we believe such assets to be recoverable. In addition, we also determined that, as a result of the changes in the measurement dates, we should not have taken a deduction in the U.S. in prior years for stock option related amounts pertaining to certain executives under the Internal Revenue Code Section 162(m). Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, our tax liabilities have increased by approximately $2.4 million.

If certain of the Adjusted or Modified Options are not repriced, the holders of such options will, upon exercise of the options, incur personal income taxes and penalties in accordance with Internal Revenue Code Section 409A (and other state tax laws) beyond what they would have incurred were the options not adjusted or modified. Certain of these options have already been exercised and therefore incremental taxes and penalties have been incurred by the holders, while other affected options remain outstanding. We are currently evaluating the company’s position with respect to reimbursing employees for incremental taxes and penalties incurred and to potentially repricing the affected options that remain outstanding. If the company takes such actions it will result in a charge to compensation expense in the period the decision is made or the expense is incurred, as applicable.

The following tables reflect the impact of the additional non-cash charges for equity-based compensation expense and other adjustments, and the related tax effects on the:

•	consolidated statements of income for the years ended December 31, 2005 and 2004;

•	consolidated balance sheet as of December 31, 2005;

•	consolidated statements of cash flows for the years ended December 31, 2005 and 2004;

•	condensed consolidated statements of income for the quarters ended March 31, 2006 and 2005;

•	condensed consolidated balance sheet as of March 31, 2006; and

•	condensed consolidated statements of cash flows for the quarters ended March 31, 2006 and 2005.

18	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 733,729	$ (553)	$ 733,176	$ 622,427	$ (177)	$ 622,250
Costs of revenue (exclusive of items shown separately below)	196,887	—	196,887	172,684	—	172,684
Selling, general and administrative	252,103	—	252,103	225,128	—	225,128
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization	9,519	—	9,519	4,559	—	4,559
Other operating expenses (income)	717	—	717	(1,187)	—	(1,187)

Operating expenses	507,798	—	507,798	454,160	—	454,160

Income from operations	225,931	(553)	225,378	168,267	(177)	168,090
Investment income	11,991	—	11,991	9,133	—	9,133
Interest expense	(7,618)	—	(7,618)	(3,828)	—	(3,828)
Other non-operating expenses, net	350	—	350	467	—	467

Income before income taxes	230,654	(553)	230,101	174,039	(177)	173,862
Income tax expense	(80,951)	211	(80,740)	(67,389)	(61)	(67,450)

Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412

Earnings per share:
Basic	$ 2.43	$ —	$ 2.43	$ 1.81	$ (0.01)	$ 1.80
Diluted	2.28	(0.01)	2.27	1.72	—	1.72

Shares used in computing earnings per share:
Basic	61,567	—	61,567	59,006	—	59,006
Diluted	65,744	—	65,744	62,031	—	62,031

19	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

CONSOLIDATED BALANCE SHEET

	DECEMBER 31, 2005

	As previously reported	Adjustments	As restated

(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 223,084	$ —	$ 223,084
Short-term investments	295,191	—	295,191
Accounts receivable, net	107,020	—	107,020
Prepaid expenses	11,815	—	11,815
Other current assets	8,553	—	8,553

Total current assets	645,663	—	645,663
Property and equipment, net	127,497	—	127,497
Goodwill	804,804	—	804,804
Identifiable intangible assets, net	50,206	—	50,206
Deferred income taxes, net	30,704	(877)	29,827
Other long-term assets	4,211	—	4,211

Total assets	$ 1,663,085	$ (877)	$ 1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 72,344	$ —	$ 72,344
Accrued expenses	38,676	—	38,676
Deferred income taxes, net	17,677	(449)	17,228
Other current liabilities	2,948	1,174	4,122
Short-term debt	265,000	—	265,000

Total current liabilities	396,645	725	397,370
Long-term liabilities	23,480	—	23,480

Total liabilities	420,125	725	420,850

Commitments and contingencies
Stockholders’ equity:
Common stock	623	—	623
Additional paid-in capital	1,278,048	18,262	1,296,310
Accumulated deficit	(18,900)	(20,069)	(38,969)
Accumulated other comprehensive loss	(16,811)	205	(16,606)

Total stockholders’ equity	1,242,960	(1,602)	1,241,358

Total liabilities and stockholders’ equity	$ 1,663,085	$ (877)	$ 1,662,208

20	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands)

Cash flows from operating activities
Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412
Adjustments to reconcile net income to net cash provided by operating activities:
Employee stock-based compensation	1,269	—	1,269	576	—	576
Reduction of income taxes paid due to the tax benefit from employee stock based compensation	65,034	3,754	68,788	3,233	1,587	4,820
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization of identifiable intangible assets	9,519	—	9,519	4,559	—	4,559
Amortization of debt issuance and exchange costs	6,060	—	6,060	1,915	—	1,915
Deferred income taxes	5,898	(3,965)	1,933	51,197	(1,526)	49,671
Bad debt expense	2,739	—	2,739	3,239	—	3,239
Other changes in long-term assets, liabilities and equity	2,763	—	2,763	3,031	—	3,031
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(15,159)	—	(15,159)	(16,006)	—	(16,006)
Accounts payable	(9,783)	—	(9,783)	(530)	—	(530)
Accrued expenses	(8,776)	—	(8,776)	(2,510)	—	(2,510)
Income taxes payable	(2,486)	—	(2,486)	(4,039)	—	(4,039)
Changes in other current assets and liabilities	1,924	553	2,477	(1,709)	177	(1,532)

Net cash provided by operating activities	257,277	—	257,277	202,582	—	202,582

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(234,432)	—	(234,432)	(25,611)	—	(25,611)
Acquisition of available-for-sale investments	(101,575)	—	(101,575)	(341,671)	—	(341,671)
Proceeds from available-for-sale investments	129,619	—	129,619	263,398	—	263,398
Acquisition of property and equipment	(57,766)	—	(57,766)	(36,723)	—	(36,723)
Other investing activities	(643)	—	(643)	46	—	46

Net cash used in investing activities	(264,797)	—	(264,797)	(140,561)	—	(140,561)

Cash flows from financing activities
Proceeds from the issuance of common stock	42,172	—	42,172	73,998	—	73,998
Other financing activities	(558)	—	(558)	(1,429)	—	(1,429)

Net cash provided by financing activities	41,614	—	41,614	72,569	—	72,569

Effect of exchange rate changes	(5,762)	—	(5,762)	3,144	—	3,144

Net increase in cash and cash equivalents	28,332	—	28,332	137,734	—	137,734
Cash and cash equivalents:
Beginning of year	194,752	—	194,752	57,018	—	57,018

End of year	$ 223,084	$ —	$ 223,084	$ 194,752	$ —	$ 194,752

21	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

THREE MONTHS ENDED MARCH 31,	2006			2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 200,929	$ (500)	$ 200,429	$ 178,094	$ (10)	$ 178,084
Costs of revenue (exclusive of items shown separately below)	52,266	—	52,266	51,254	—	51,254
Selling, general and administrative	74,275	—	74,275	60,054	—	60,054
Depreciation	12,258	—	12,258	12,035	—	12,035
Amortization	3,731	—	3,731	1,222	—	1,222
Other operating expenses	(729)	—	(729)	(16)	—	(16)

Operating expenses	141,801	—	141,801	124,549	—	124,549

Income from operations	59,128	(500)	58,628	53,545	(10)	53,535
Investment income	4,016	—	4,016	2,889	—	2,889
Interest expense	(357)	—	(357)	(962)	—	(962)
Other non-operating income (expenses), net	47	—	47	(490)	—	(490)

Income before income taxes	62,834	(500)	62,334	54,982	(10)	54,972
Income tax expense	(23,486)	191	(23,295)	(20,874)	4	(20,870)

Net income	$ 39,348	$ (309)	$ 39,039	$ 34,108	$ (6)	$ 34,102

Earnings per share:
Basic	$ 0.63	$ —	$ 0.63	$ 0.56	$ —	$ 0.56
Diluted	0.61	(0.01)	0.60	0.54	—	0.54

Shares used in computing earnings per share:
Basic	62,328	—	62,328	60,944	—	60,944
Diluted	64,955	—	64,955	63,692	—	63,692

22	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	MARCH 31, 2006

	As previously reported	Adjustments	As restated

(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 309,414	$ —	$ 309,414
Short-term investments	213,052	—	213,052
Accounts receivable, net	116,442	—	116,442
Prepaid expenses	13,485	—	13,485
Other current assets	4,535	—	4,535

Total current assets	656,928	—	656,928
Property and equipment, net	133,584	—	133,584
Goodwill	847,721	—	847,721
Identifiable intangible assets, net	60,372	—	60,372
Deferred income taxes, net	25,354	1,295	26,649
Other long-term assets	3,846	—	3,846

Total assets	$ 1,727,805	$ 1,295	$ 1,729,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 77,052	$ —	$ 77,052
Accrued expenses	28,319	—	28,319
Income taxes payable	7,678	2,398	10,076
Deferred income taxes, net	18,523	(640)	17,883
Short-term debt	265,000	—	265,000
Other current liabilities	7,133	1,674	8,807

Total current liabilities	403,705	3,432	407,137
Long-term liabilities	31,623	—	31,623

Total liabilities	435,328	3,432	438,760

Commitments and contingencies
Stockholders’ equity:
Common stock	624	—	624
Additional paid-in capital	1,284,437	18,241	1,302,678
Retained earnings	20,448	(20,378)	70
Accumulated other comprehensive income	(13,032)	—	(13,032)

Total stockholders’ equity	1,292,477	(2,137)	1,290,340

Total liabilities and stockholders’ equity	$ 1,727,805	$ 1,295	$ 1,729,100

23	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

THREE MONTHS ENDED MARCH 31,	2006			2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands)

Cash flows from operating activities
Net income	$ 39,348	$ (309)	$ 39,039	$ 34,108	$ (6)	$ 34,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,258	—	12,258	12,035	—	12,035
Deferred income tax	9,899	170	10,069	17,329	(4)	17,325
Amortization of identifiable intangible assets	3,731	—	3,731	1,222	—	1,222
Employee stock-based compensation	3,306	—	3,306	251	—	251
Bad debt expense	1,215	—	1,215	691	—	691
Amortization of debt issuance and exchange costs	—	—	—	590	—	590
Other changes in long-term assets, liabilities and equity	372	—	372	424	—	424
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(4,403)	—	(4,403)	(14,429)	—	(14,429)
Accounts payable	2,910	—	2,910	7,452	—	7,452
Accrued expenses	(13,327)	—	(13,327)	(12,143)	—	(12,143)
Income taxes payable	10,497	(191)	10,306	2,606	—	2,606
Changes in other current assets and liabilities	217	500	717	4,004	10	4,014

Net cash provided by operating activities	66,023	170	66,193	54,140	—	54,140

Cash flows from investing activities
Proceeds from sale of available-for-sale investments	90,556	—	90,556	90,947	—	90,947
Acquisitions of businesses, net of cash acquired	(49,117)	—	(49,117)	—	—	—
Acquisition of property and equipment	(14,614)	—	(14,614)	(8,102)	—	(8,102)
Acquisition of available-for-sale investments	(8,498)	—	(8,498)	(65,641)	—	(65,641)
Other investing activities	300	—	300	—	—	—

Net cash provided by investing activities	18,627	—	18,627	17,204	—	17,204

Cash flows from financing activities
Proceeds from the issuance of common stock	1,940	—	1,940	9,748	—	9,748
Other financing activities	866	(170)	696	(133)	—	(133)

Net cash provided by financing activities	2,806	(170)	2,636	9,615	—	9,615

Effect of exchange rate changes	(1,126)	—	(1,126)	(1,122)	—	(1,122)

Net increase in cash and cash equivalents	86,330	—	86,330	79,837	—	79,837
Cash and cash equivalents:
at beginning of period	223,084	—	223,084	194,752	—	194,752

at end of period	$ 309,414	$ —	$ 309,414	$ 274,589	$ —	$ 274,589

24	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

NOTE 3. ACQUISITIONS OF BUSINESSES

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., a privately held stock photography company located in Calgary, Alberta, Canada, for $50.0 million in cash. iStockphoto, Inc. licenses royalty-free imagery exclusively through its website, www.istockphoto.com, and is a leader in the micropayment licensing model (i.e. licensing imagery for as little as one dollar). The purchase was funded from existing cash and cash equivalents balances. The purchase price (including direct acquisition costs and liabilities incurred) was allocated primarily to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million). The acquisition was not material to the company as a whole and, therefore, pro forma financial information is not presented.

We completed additional business acquisitions after the first quarter of 2006. Please see discussion of these acquisitions in Note 9. Subsequent Events.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 5. DEBT

On July 1, 2005, our convertible subordinated debentures became convertible by the holders due to a conversion condition having been met. The conversion condition was met when the closing price of our common stock exceeded $73.30 per share for 20 trading days within the last 30 trading days ended June 30, 2005. As a result, we classified the $265.0 million of debentures as short-term debt on our balance sheet.

The conversion condition must be met each quarter and has been met again every quarter, including the quarter ended March 31, 2006. We believe the likelihood of a significant number of debentures being tendered for conversion prior to the date that we are able to call the debentures is remote; however, should all or some of the holders elect to convert, we would be required to repay the applicable principal in cash up to $265.0 million, which we would likely fund with existing cash and cash equivalents and short-term investments. The ability for the holders to convert will expire on June 30, 2006 unless the conversion condition is met again in the last 30 trading days ending on that date. If the condition is not met during that period, we will reclassify the debt back to long-term. The closing price of our common stock on April 28, 2006 was $64.01 per share.

During the fourth quarter of 2006, we received two notices of a purported default from certain holders of our debentures. See discussion of these notices in Note 9. Subsequent Events.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Commitments

There have been no material changes in our commitments since year end that were outside of the ordinary course of business.

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

25	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

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

Securities and Exchange Commission (SEC) Inquiry

As announced in November 2006, we had been informed by the SEC that they were initiating an informal inquiry into our historical stock option grant practices. As a result, in November 2006, we set up a Special Committee of the Board of Directors to perform, with the help of independent counsel, a review of our equity compensation grant practices and related accounting for equity compensation grants. See the “Explanatory Note Regarding Amendment” section of this Form 10-Q/A and the “Explanatory Note Regarding Restatements” section of the 2006 Form 10-K to be filed immediately after the filing of this Form 10-Q/A for additional information.

Shareholder Derivative Lawsuits

In connection with the SEC informal inquiry and our review of historical stock option grant practices, there have been two derivative lawsuits filed against certain executive officers and directors of the company. The first lawsuit, filed in the Superior Court of the State of Washington on January 29, 2007, seeks remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuit was brought against current and former officers and directors of the company, Jonathan D. Klein, Mark H. Getty, Jeffrey L. Beyle, Christopher H. Sporborg, Andrew S. Garb, James N. Bailey, Michael A. Stein, David Landau, Stephen M. Powell, Elizabeth J. Huebner, A.D. “Bud” Albers, Lawrence J. Gould, Christopher J. Roling, Sally Von Bargen, Michael Bernard, Suzanne L. Page, Heather Redman, Mark Torrance, Manny Fernandez and Anthony Stone.

The second lawsuit, filed in the Western District Court of the State of Washington on March 2, 2007, seeks remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, unjust enrichment, statutory violation and other violations of the law. The lawsuit was brought against current and former officers and directors of the company, Jonathan D. Klein, Mark H. Getty, Jeffrey L. Beyle, M. Lewis Blackwell, Nick Evans-Lombe, Richard R. Ellis, John Z. Ferguson, James C. Gurke, Scott A. Miskimens, William O’Neill, Christopher H. Sporborg, Andrew S. Garb, James N. Bailey, Stephen M. Powell, Elizabeth J. Huebner, A.D. Albers, Christopher J. Roling, Sally Von Bargen, and Warwick K. Woodhouse.

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as the alleged failure to secure model or property releases for imagery we license. Claims may also include those brought by photographers and filmmakers relating to our

26	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

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

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

THREE MONTHS ENDED MARCH 31,	2006	2005

(In thousands)	(as restated)	(as restated)

Net income	$ 39,039	$ 34,102
Net unrealized gains (losses) on revaluation of long-term intercompany balances, net of income taxes	1,982	(3,149)
Net foreign currency translation adjustment gains	1,565	460
Net unrealized gains (losses) on short-term investments	27	(1,917)

Total comprehensive income	$ 42,613	$ 29,496

Accumulated other comprehensive loss consisted of the following at the reported balance sheet dates:

	MARCH 31, 2006	DECEMBER 31, 2005

(In thousands)	(as restated)	(as restated)

Accumulated net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	$ 3,256	$ 1,274
Accumulated net foreign currency translation adjustment losses	(12,292)	(13,857)
Accumulated net unrealized losses on short-term investments	(3,996)	(4,023)

Total accumulated other comprehensive loss	$ (13,032)	$ (16,606)

Realized gains and losses (on investments sold) transferred out of net unrealized losses on short-term investments and into investment income were insignificant in all periods presented. Deferred taxes are not provided on unrealized foreign exchange gains and losses on foreign currency denominated long-term intercompany balances, with the exception of those in the United Kingdom, or on translation adjustments because we expect that these investments in our foreign subsidiaries will be permanent. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

NOTE 8. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

With the acquisition of iStockphoto, Inc. on February 9, 2006, we now operate the company in two segments, traditional licensing and micropayments. However, we aggregate these two segments for reporting purposes because they have met the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented. Revenue is summarized below based on customers’ billing addresses, with countries generating 5% or more of total revenue in a reportable period shown separately. Due to the impact of foreign currency translation, these figures may not reflect the relative performance of the individual countries.

27	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

	THREE MONTHS ENDED MARCH 31,

	2006	% of Revenue	2005	% of Revenue

(In thousands, except percentages)	(as restated)	(as restated)	(as restated)	(as restated)

United States	$84,181	42%	$78,057	44%
United Kingdom	26,625	13%	25,431	14%
Germany	16,171	8%	14,596	8%
France	11,708	6%	10,113	6%
Rest of world	61,744	31%	49,887	28%

Total revenue	$200,429	100%	$178,084	100%

NOTE 9. SUBSEQUENT EVENTS

Acquisitions of Businesses

On April 6, 2006, we purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively “Stockbyte”) for $135.0 million in net cash (excluding direct acquisition costs). Stockbyte was a privately held stock photography agency based in Tralee, Ireland that licensed royalty-free imagery to its customers through distributors, including Getty Images, and through its two websites, www.stockbyte.com and www.stockdisc.com. Prior to the acquisition, we had a significant number of Stockbyte’s images available for license through our Image Partner program. We have integrated this business into ours, including redirecting both of their websites to www.gettyimages.com. The purchase was funded from existing cash and cash equivalents. The purchase price was allocated primarily to goodwill ($110.2 million) and identifiable intangible assets ($21.4 million).

On April 25, 2007, we completed our acquisition of all of the outstanding shares of MediaVast, Inc. (MediaVast) for approximately $202 million in net cash. MediaVast, located in New York, New York, is an entertainment photography company, which licenses imagery primarily under the brand name WireImage. We funded the acquisition with cash on hand and funds drawn from our senior unsecured revolving credit facility with U.S. Bank National Association (see discussion under Debt below). The majority of the purchase price is expected to be allocated to goodwill and identifiable intangible assets.

Restructuring

On October 18, 2006, we began to implement a plan to realign resources of the company. Through this realignment plan, we terminated certain employees and consolidated within certain leased facilities in the fourth quarter of 2006. In connection with these actions, we recognized $9.6 million of costs in the fourth quarter of 2006, comprised of $5.6 million of employee-related costs and a $4.0 million loss on leased facilities for the expected cost over the remaining term of the lease, write-off of leasehold improvements and adjustments to deferred rent. Of the employee-related costs, $3.8 million was paid in the fourth quarter and the remaining $1.8 million was paid in the first quarter of 2007.

We lease office space in New York through an agreement that expires in March of 2015 and are subleasing a portion of that space to a subtenant through an agreement that expires in February of 2007. During the second quarter of 2006, we completed our evaluation of our options regarding the use of the subleased facilities and determined that after the sublease expires, we will permanently exit all of the excess (subleased) space. As a result of this decision, we recognized a loss on leased properties of approximately $16.9 million in the second quarter of 2006 for the expected cost over the remaining term of the lease, write-off of leasehold improvements and adjustments to deferred rent.

In 2007, we subleased all of our excess space in New York and Seattle, and this information was factored into our lease loss accruals recorded in the second quarter of 2006. We restated the loss that we had recorded in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with our filing of our Second Quarter 10-Q/A to be filed immediately after the filing of this Form 10-Q/A. The loss was reduced by $1.6 million in the Second Quarter 10-Q/A.

On March 16, 2007, we entered into a sublease with New York Magazine Holdings, L.L.C. (New York Holdings) for 72,843 square feet of our excess leased space in, New York, NY. On May 3, 2007, we entered into a sublease with Cardinia Real Estate, L.L.C. (Cardinia) for the remaining 72,960 square feet of our excess leased facilities in New York. Both of these subleases span the remainder of our lease term.

28	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

On May 14, 2007, we entered into a sublease with Google, Inc. (Google) for the remainder of our excess leased facilities in Seattle, WA. Google will sublease approximately 56,000 square feet at our Seattle offices for a term beginning June 1, 2007 and ending August 11, 2013, the end of our lease term.

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

Debt

SENIOR CREDIT FACILITY

On May 4, 2006, we entered into a $100.0 million unsecured senior revolving credit facility with U.S. Bank National Association (U.S. Bank). This credit facility was available for share repurchases, acquisitions of businesses and general corporate purposes. The interest rate on funds drawn down under the credit facility was 30-day LIBOR plus 0.5%. Any funds drawn down under the credit facility were required to be repaid within the 364-day term of the facility. The credit agreement did not contain financial covenants requiring us to maintain any financial ratios. The credit agreement did contain customary affirmative and negative covenants, as well as customary events of default the occurrence of which could result in termination of the facility by U.S. Bank and the acceleration of all of our obligations thereunder. Our obligations under the facility were guaranteed by our primary U.S. operating company.

On March 19, 2007, we replaced this facility with a new $350 million 364-day senior unsecured revolving credit facility with U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger (the Facility). The Facility initially makes $200 million available for borrowing but allows us to increase the available funds to $350 million within the first six months of the term of the Facility, provided there shall not have occurred any material adverse changes in the business, assets condition (financial or otherwise), operations, results of operations or prospects of the Company from June 30, 2006 through the date we exercise our rights to increase the available funds. Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of 0.50% convertible subordinated debentures (the Debentures), and working capital requirements.

The interest rate on funds drawn down under the Facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We will be charged 0.125% to 0.15% on funds available (initially $200 million and ultimately $350 million should we elect to increase the available funds) but not drawn down. The Facility requires us to maintain a maximum leverage ratio of 2.75 throughout its term. Our leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter average of our earnings before interest expense, income tax expense, depreciation, amortization, non-cash items (including equity-based compensation expense) and any non-recurring items.

The Facility is subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility. However, we believe the purported default under the indenture to the Debentures based on our failure to file our Quarterly Report on Form 10-Q for the third quarter of 2006 by the prescribed filing date under SEC regulations (disclosed most recently in our Current Report on Form 8-K dated February 21, 2007 and further discussed below) will not create an event of default under the Facility. Under the terms of the Facility, we must become current on our periodic SEC filings by June 14, 2007 to avoid an event of default.

Fees paid in connection with the establishment of the Facility are deferred and are being amortized to interest expense over the term of the Facility. In addition to the Facility, we also have other banking and investment management relationships with U.S. Bank.

To fund a portion of the purchase price of MediaVast, on April 18, 2007, we drew down an aggregate amount of $80 million under the Facility.

DEBENTURES

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures in a private placement, which debentures were subsequently exchanged for new 0.5% Series B convertible subordinated debentures (the “Debentures”) in December 2004 and May 2005.

29	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 1

During the fourth quarter of 2006, we received two notices of a purported default from certain holders of our Debentures. Such notices, purportedly representing an aggregate of approximately 29% of the issued and outstanding Debentures, asserted that because we are delinquent in filing our Quarterly Report on Form 10-Q for the third quarter of 2006 with the SEC, we are in default under the indenture dated as of December 16, 2004, between the company, as issuer, and The Bank of New York, as trustee (the Trustee), relating to the Debentures. The notices of default demanded that we cure the purported default within sixty days from their receipt, after which such default would develop into an “Event of Default,” as defined in the indenture. As a result of the sixty-day cure period expiring, the Trustee gave us a Notice of Event of Default on February 21, 2007.

We believe that we have fully performed our obligations under the indenture because the indenture does not contain an express covenant requiring us to provide the trustee or the bondholders with periodic reports such as the Quarterly Report on Form 10-Q for the third quarter of 2006. While section 314(a) of the Trust Indenture Act of 1939 (the “TIA”) is incorporated into the indenture by virtue of Section 17.01 thereof and contemplates us providing the Trustee with copies of our periodic reports, we believe that the TIA does not require such reports to be provided within any prescribed period of time. We believe any default by us claimed by the Trustee and certain holders of the Debentures, if such a default existed, will be cured by the filing of the Third Quarter 10-Q and the 2006 Form 10-K, which we plan to file immediately after we file this Form 10-Q/A.

Equity

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During 2006, we repurchased approximately 3.5 million shares for $207.7 million under the amended plan. The repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. Our share repurchase program was suspended in November 2006 when we were not able to file our Third Quarter 10-Q in a timely manner. The stock repurchase program will be reviewed after we become current with our SEC filings and a decision will be made at that time whether to continue with the program and at what level. Our repurchase activity is summarized by quarter in the following table:

QUARTERLY PERIOD	(a) Total number of shares purchased	(b) Average price paid per share [1]	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs

				(In thousands)

April 1, 2006 – June 30, 2006	2,515,508	$ 64.15	2,515,508	$ 88,551	[2]
July 1, 2006 – September 30, 2006	214,211	63.61	214,211	74,918	[2]
October 1, 2006 – December 31, 2006 [3]	756,555	43.05	756,555	42,324	[2]

	3,486,274		3,486,274

[1]	Average price paid per share does not include associated transaction fees.
[2]	This amount is based on an authorization of $250 million.
[3]	The repurchase program was suspended in November 2006.

30	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Many of the statements made in Item 2 of this Amendment No. 1 on Form 10-Q/A to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 are “forward-looking” and are based on our current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of our views as of the date this document is filed with the SEC. Examples of such forward-looking statements contained in this Item 2 include, but are not limited to, the statements concerning trends in revenue, costs and expenses, gross margin, liquidity and capital resources; our accounting estimates, assumptions and judgments; the impact of the restatement of our historical financial statements in connection with the Special Committee investigation and management’s internal review of our historical equity award grant practices and other remedial actions to be taken in connection therewith; the impact of the new accounting rules and pronouncements related to the expensing of stock options; the impact of our recent business acquisitions and our ability to integrate new operations successfully; the competitive nature of and anticipated growth in our markets; our ability to maintain our competitive position in the industry; the outcome of the ongoing government inquiry and pending litigation regarding our historical equity grant practices, as well as the claims of default under the indenture governing our 0.5% convertible subordinated debentures; and the impact thereof on our business; our prospective needs for, and anticipated source of, additional capital and our ability to secure such additional capital. The foregoing and other forward-looking statements can often be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend,” “predict,” “may,” “might,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these and other similar words. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially and adversely from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control.

Potential risks and uncertainties include, among others, those specifically set forth in this section and those discussed in Part II, Item 1A. “Risk Factors” of this Form 10-Q/A and Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” Part II, Item 6. “Selected Consolidated Financial Data” and Part IV, Item 15(A) of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish, to the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC unless read in conjunction with all of our documents filed with, and furnished to, the SEC thereafter.

The following should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto in this Form 10-Q/A as well as with our 2006 Form 10-K to be filed immediately after the filing of this Form 10-Q/A.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our financial results, which is more fully described in the Explanatory Note in Part 1, Item 1 and in Note 2 to our Condensed Consolidated Financial Statements in this Form 10-Q/A.

The restatement related to our historical equity award grant and modification practices did not impact our Condensed Consolidated Statements of Income for the first quarters of 2005 or 2006. These statements are impacted only by the restatement of the revenue and deferred revenue adjustment for fees paid by photographers for making certain of their images available for license on our website for two years. The restatement of our Condensed Consolidated Statements of Income for the quarters discussed in this MD&A is illustrated below:

31	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

Restatement of Condensed Consolidated Statements of Income

(unaudited)

THREE MONTHS ENDED MARCH 31,	2006			2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 200,929	$ (500)	$ 200,429	$ 178,094	$ (10)	$ 178,084
Costs of revenue (exclusive of items shown separately below)	52,266	—	52,266	51,254	—	51,254
Selling, general and administrative	74,275	—	74,275	60,054	—	60,054
Depreciation	12,258	—	12,258	12,035	—	12,035
Amortization	3,731	—	3,731	1,222	—	1,222
Other operating expenses	(729)	—	(729)	(16)	—	(16)

Operating expenses	141,801	—	141,801	124,549	—	124,549

Income from operations	59,128	(500)	58,628	53,545	(10)	53,535
Investment income	4,016	—	4,016	2,889	—	2,889
Interest expense	(357)	—	(357)	(962)	—	(962)
Other non-operating income (expenses), net	47	—	47	(490)	—	(490)

Income before income taxes	62,834	(500)	62,334	54,982	(10)	54,972
Income tax expense	(23,486)	191	(23,295)	(20,874)	4	(20,870)

Net income	$ 39,348	$ (309)	$ 39,039	$ 34,108	$ (6)	$ 34,102

Earnings per share:
Basic	$ 0.63	$ —	$ 0.63	$ 0.56	$ —	$ 0.56
Diluted	0.61	(0.01)	0.60	0.54	—	0.54

Shares used in computing earnings per share:
Basic	62,328	—	62,328	60,944	—	60,944
Diluted	64,955	—	64,955	63,692	—	63,692

GENERAL

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Form 10-Q/A and our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A.

Critical Accounting Policies and Estimates and Assumptions

There were no material changes in our critical accounting policies and estimates in the first quarter of 2006.

Acquisitions of Businesses

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., a privately held stock photography company located in Calgary, Alberta, Canada, for $50.0 million in cash. iStockphoto, Inc. licenses royalty-free imagery exclusively through its website, www.istockphoto.com, and is a leader in the micropayment licensing model (i.e. licensing imagery for as little as one dollar). The purchase was funded from existing cash and cash equivalents balances. The purchase price (including direct acquisition costs and liabilities incurred) was allocated primarily to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million). The acquisition was not material to the company as a whole and, therefore, pro forma financial information is not presented.

See discussion of additional acquisitions completed after the end of the first quarter of 2006 under Subsequent Events below.

32	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

RESULTS OF OPERATIONS

Below are selected financial highlights from our results of operations. All figures in the tables are shown in thousands, except percentages and price per image figures.

THREE MONTHS ENDED MARCH 31,	2006	2005

PORTFOLIO REVENUE AS A PERCENTAGE OF TOTAL REVENUE
Rights-managed still imagery	43%	45%
Royalty-free still imagery	37%	35%
Editorial imagery	11%	12%
Film	6%	6%
Other	3%	2%

APPROXIMATE AVERAGE PRICE PER IMAGE BY PORTFOLIO [2,3]
Rights-managed still imagery	$580	$615
Royalty-free still imagery	255	230
Film	570	605	[1]

AVERAGE COST OF REVENUE BY PORTFOLIO
Rights-managed still imagery	34%	33%
Royalty-free still imagery	17%	25%
Editorial imagery	23%	24%
Film	29%	29%

[1]	This prior period figure has been adjusted to include royalty-free film.

[2]	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore price per image is not provided for editorial imagery.

[3]

All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images (excluding prepackaged CDs, images licensed through subscriptions and micropayments) licensed by us directly to our customers, not through delegates.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Revenue (as restated)	$200,429	100.0	$178,084	100.0	$22,345	12.5

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

33	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Selling, general and administrative expenses	$74,275	37.0	$60,054	33.7	$14,221	23.7

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

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2006	operating margin	2005	operating margin	$ change	% change

Income from operations (as restated)	$58,628	29.3	$53,535	30.1	$5,093	9.5

Income from operations increased year over year primarily due to increased revenue and a lower average royalty rate on licenses of royalty-free imagery. The lower royalty-free average royalty rate resulted mainly from the acquisition of Digital Vision (eliminating the royalty we paid to them) and a shift towards licenses of wholly owned imagery. Operating margin decreased slightly year over year due to increased SG&A and amortization as a percentage of revenue. Amortization increased due to identifiable intangible assets acquired over the past year.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Investment income	$4,016	2.0	$2,889	1.6	$1,127	39.0

Investment income increased in 2006 due to an increase in interest rates.

RESULTS OF OPERATIONS OUTLOOK

At the time of filing the Original Form 10-Q, for 2006, we expected to report: double digit revenue growth; increased selling, general and administrative expenses and depreciation; amortization more than double that reported in 2005 due to intangible assets acquired through business acquisitions; and an effective income tax rate of approximately 37%. These expectations did not include the impact of stock-based compensation, changes in foreign currency exchange rates or future acquisitions of businesses, if any. For a discussion of actual results of the full fiscal year 2006, see our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A.

LIQUIDITY AND CAPITAL RESOURCES

	MARCH 31, 2006	DECEMBER 31, 2005

(In thousands, except current ratio)	(as restated)	(as restated)

Cash and cash equivalents and short-term investments	$522,466	$518,275
Working capital	$249,791	$248,293
Current ratio	1.61	1.62

Cash and cash equivalents and short-term investment balances increased slightly in the first quarter of 2006 due to increased cash provided by operations, offset in part by $49.1 million and $14.6 million in cash paid for businesses and capital expenditures, respectively. At the time of the Original Form 10-Q, management expected capital expenditures to total approximately $60 million for the full year of 2006. They ultimately totaled approximately $62 million. Cash flows provided by operating activities increased $11.9 million from the first quarter of 2005 to $66.0 million for the first quarter of 2006 as revenue growth outpaced growth in cash operating expenses.

34	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

There were no material changes outside of the ordinary course of business in our contractual obligations and rights or other material changes in our financial condition during the first quarter of 2006. However, subsequent to the end of the quarter, we repurchased shares of our common stock in the open market using existing cash and cash equivalents. See discussion of these repurchases under Subsequent Events below.

We expect that our current cash and cash equivalents plus cash generated through future operating activities and our credit facility will meet our liquidity needs for at least the next 12 months. See Subsequent Events below for updated information on our credit facility, which will expire in March 2008, at which time we will need to repay any outstanding balances or obtain replacement financing. We currently do not expect our 0.5% convertible subordinated debentures to be converted in the next 12 months, but if they are, we may need to obtain additional financing to meet that obligation.

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

In connection with the adoption of this statement, we have generally shifted from issuing stock options to issuing RSUs. We also changed our practice and began capitalizing equity-based compensation with the adoption of SFAS No. 123(R). The fair value of RSUs issued to employees is calculated as the market price of our common stock on the date of grant multiplied by the number of units issued. This fair value, less estimated forfeitures, is expensed to selling, general and administrative expenses on a straight-line basis over the vesting periods of the RSUs, with a portion relating to production employees capitalized as computer software developed for internal use and contemporary imagery. This accounting, with the exception of the estimation of forfeitures, is the same as previously required under APB Opinion No. 25. We have not issued any stock options since adopting SFAS No. 123(R). The fair value of any stock options issued in the future will be calculated using a Black-Scholes option valuation model using the single option approach and will be expensed, and capitalized as applicable, in the same manner as RSUs. The fair value of unvested options and RSUs outstanding upon adoption of SFAS No. 123(R) remain as originally calculated for footnote purposes in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (SFAS No. 123), have been reduced by estimated forfeitures and are being expensed to selling, general and administrative expenses over the remaining vesting periods or capitalized as applicable.

We adopted SFAS No. 123(R) using the modified prospective transition method, which means that we will not restate prior period financial statements. The impact of our equity compensation plans on our income statement may vary greatly depending on the number of RSUs and stock options granted and the future price of our common stock. However, at the time of filing the Original Form 10-Q, we anticipated that expense associated with our equity compensation plans would reduce 2006 diluted earnings per share by approximately $0.14 to $0.17. This estimate was based on a range of estimated prices of our common stock and then current expectations of the number of RSUs and stock options that may be issued. See our 2006 Form 10-K for the actual impact of this statement on our full fiscal year 2006 financial statements.

SEC Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”

On September 13, 2006, the staff of the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

35	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB No. 108 did not have an impact on our financial statements.

SFAS No. 157, “Fair Value Measurements”

In September of 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. Management is currently assessing the impact this Interpretation may have on our financial statements.

FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”

On July 13, 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes effective January 1, 2007. This Interpretation prescribes a two-step process to follow in evaluating a tax position we have taken, or expect to take, in a tax return. First, we must determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position. Second, we must measure and recognize all tax positions that meet the first threshold in an amount equal to the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We will recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is met. We will derecognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is no longer met.

Upon initial adoption, we will apply the provisions of this Interpretation to all of our tax positions. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date will be recognized or continue to be recognized. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for 2007. The amount of the cumulative-effect adjustment will be the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to the application of this Interpretation and the net amount of assets and liabilities recognized as a result of applying the provisions of this Interpretation. We will record the cumulative effect of the change on retained earnings in the statement of financial position as of the date of adoption. The cumulative-effect adjustment will be to increase the reserves for uncertain tax positions by approximately $4.2 million and reduce retained earnings by the same amount.

Emerging Issues Task Force (EITF) Issue No. 05-1, “The Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option That Otherwise is Not Currently Convertible Based on a Contingency”

On June 28, 2006, the EITF reached a consensus that the issuance of equity securities to settle a debt instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. That is, no gain or loss should be recognized related to the equity securities issued to settle the instrument. For purposes of applying this Issue, a substantive conversion feature is a conversion feature that is at least reasonably possible of becoming exercisable in the future absent the issuer’s exercise of a call option. The conversion feature within our convertible subordinated debentures is substantive and therefore, we would recognize no gain or loss on any equity securities issued to settle conversion of the debt.

SEC Final Rule Release (FRR) 33-8732A, “Executive Compensation and Related Person Disclosure”

On August 29, 2006, the Securities and Exchange Commission issued FRR 33-8732A. This FRR requires us to expand our executive compensation disclosures effective with our 2006 Form 10-K and our 2007 Definitive Proxy Statement. We will provide these disclosures in both our 2006 Form 10-K and our 2007 Definitive Proxy Statement.

36	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

SUBSEQUENT EVENTS

Acquisitions of Businesses

On April 6, 2006, we purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively “Stockbyte”) for $135.0 million in net cash (excluding direct acquisition costs). Stockbyte was a privately held stock photography agency based in Tralee, Ireland that licensed royalty-free imagery to its customers through distributors, including Getty Images, and through its two websites, www.stockbyte.com and www.stockdisc.com. Prior to the acquisition, we had a significant number of Stockbyte’s images available for license through our Image Partner program. We have integrated this business into ours, including redirecting both of their websites to www.gettyimages.com. The purchase was funded from existing cash and cash equivalents. The purchase price was allocated primarily to goodwill ($110.2 million) and identifiable intangible assets ($21.4 million).

On April 25, 2007, we completed our acquisition of all of the outstanding shares of MediaVast, Inc. (MediaVast) for approximately $202 million in net cash. MediaVast, located in New York, New York, is an entertainment photography company, which licenses imagery primarily under the brand name WireImage. We funded the acquisition with cash on hand and funds drawn from our senior unsecured revolving credit facility with U.S. Bank National Association (see discussion under Debt below). The majority of the purchase price is expected to be allocated to goodwill and identifiable intangible assets.

Restructuring

On October 18, 2006, we began to implement a plan to realign resources of the company. Through this realignment plan, we terminated certain employees and consolidated within certain leased facilities in the fourth quarter of 2006. In connection with these actions, we recognized $9.6 million of costs in the fourth quarter of 2006, comprised of $5.6 million of employee-related costs and a $4.0 million loss on leased facilities and related costs for the expected cost over the remaining term of the lease, write-off of leasehold improvements and adjustments to deferred rent. Of the employee-related costs, $3.8 million was paid in the fourth quarter and the remaining $1.8 million was paid in the first quarter of 2007.

We lease office space in New York through an agreement that expires in March of 2015 and are subleasing a portion of that space to a subtenant through an agreement that expires in February of 2007. During the second quarter of 2006, we completed our evaluation of our options regarding the use of the subleased facilities and determined that after the sublease expires, we will permanently exit all of the excess (subleased) space. As a result of this decision, we recognized a loss on leased properties of approximately $16.9 million in the second quarter of 2006 including the expected cost over the remaining term of the lease, write-off of leasehold improvements and adjustments to deferred rent.

In 2007, we subleased all of our excess space in New York and Seattle, and this information was factored into our lease loss accruals recorded in the second quarter of 2006. We restated the loss that we had recorded in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with our filing of our Second Quarter 10-Q/A to be filed immediately after the filing of this Form 10-Q/A. The loss was reduced by $1.6 million in the Second Quarter 10-Q/A.

On March 16, 2007, we entered into a sublease with New York Magazine Holdings, L.L.C. (New York Holdings) for 72,843 square feet of our excess leased space in, New York, NY. On May 3, 2007, we entered into a sublease with Cardinia Real Estate, L.L.C. (Cardinia) for the remaining 72,960 square feet of our excess leased facilities in New York. Both of these subleases span the remainder of our lease term.

On May 14, 2007, we entered into a sublease with Google, Inc. (Google) for the remainder of our excess leased facilities in Seattle, WA. Google will sublease approximately 56,000 square feet at our Seattle offices for a term beginning June 1, 2007 and ending August 11, 2013, the end of our lease term.

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

37	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

Debt

SENIOR CREDIT FACILITY

On May 4, 2006, we entered into a $100.0 million unsecured senior revolving credit facility with U.S. Bank National Association (“U.S. Bank”). This credit facility was available for share repurchases, acquisitions of businesses and general corporate purposes. The interest rate on funds drawn down under the credit facility was 30-day LIBOR plus 0.5%. Any funds drawn down under the credit facility were required to be repaid within the 364-day term of the facility. The credit agreement did not contain financial covenants requiring us to maintain any financial ratios. The credit agreement did contain customary affirmative and negative covenants, as well as customary events of default the occurrence of which could result in termination of the facility by U.S. Bank and the acceleration of all of our obligations thereunder. Our obligations under the facility were guaranteed by our primary U.S. operating company.

On March 19, 2007, we replaced this facility with a new $350 million 364-day senior unsecured revolving credit facility with U.S. Bank, as Administrative Agent and Sole Lead Arranger (the Facility). The Facility initially makes $200 million available for borrowing but includes a feature that allows us to increase the available funds to $350 million within the first six months of the term of the Facility, provided there shall not have occurred any material adverse changes in the business, assets, condition (financial or otherwise), operations, results of operations or prospects of the Company from June 30, 2006 through the date we exercise our rights to increase the available funds. Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of 0.50% convertible subordinated debentures (the “Debentures”), and working capital requirements.

The interest rate on funds drawn down under the Facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We will be charged 0.125% to 0.15% on funds available (initially $200 million and ultimately $350 million should we elect to increase the available funds) but not drawn down. The Facility requires us to maintain a maximum leverage ratio of 2.75 throughout its term. Our leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter average of our earnings before interest expense, income tax expense, depreciation, amortization, non-cash items (including equity-based compensation expense) and any non-recurring items.

The Facility is subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility. However, we believe the purported default under the indenture to the Debentures based on our failure to file our Quarterly Report on Form 10-Q for the third quarter of 2006 by the prescribed filing date under SEC regulations (disclosed most recently in our Current Report on Form 8-K dated February 21, 2007 and further discussed below) will not create an event of default under the Facility. Under the terms of the Facility, we must become current on our periodic SEC filings by June 14, 2007 to avoid an event of default.

Fees paid in connection with the establishment of the Facility are deferred and are being amortized to interest expense over the term of the Facility. In addition to the Facility, we also have other banking and investment management relationships with U.S. Bank.

To fund a portion of the purchase price of MediaVast, on April 18, 2007, we drew down an aggregate amount of $80 million under the Facility.

DEBENTURES

On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures in a private placement, which debentures were subsequently exchanged for new 0.5% Series B convertible subordinated debentures (the “Debentures”) in December 2004 and May 2005.

During the fourth quarter of 2006, we received two notices of a purported default from certain holders of our Debentures. Such notices, purportedly representing an aggregate of approximately 29% of the issued and outstanding Debentures, asserted that because we are delinquent in filing our Quarterly Report on Form 10-Q for the third quarter of 2006 with the SEC, we are in default under the indenture dated as of December 16, 2004, between the company, as issuer, and The Bank of New York, as trustee (the Trustee), relating to the Debentures. The notices of default demanded that we cure the purported default within sixty days from their receipt, after which such default would develop into an “Event of Default,” as defined in the indenture. As a result of the sixty-day cure period expiring, the Trustee gave us a Notice of Event of Default on February 21, 2007.

We believe that we have fully performed our obligations under the indenture because the indenture does not contain an express covenant requiring us to provide the trustee or the bondholders with periodic reports such as the Quarterly Report on Form 10-Q for

38	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

the third quarter of 2006. While section 314(a) of the Trust Indenture Act of 1939 (the “TIA”) is incorporated into the indenture by virtue of Section 17.01 thereof and contemplates us providing the Trustee with copies of our periodic reports, we believe that the TIA does not require such reports to be provided within any prescribed period of time. We believe any default by us claimed by the Trustee and certain holders of the Debentures, if such a default existed, will be cured by the filing of the Third Quarter 10-Q and the 2006 Form 10-K, which we plan to file immediately after we file this Form 10-Q/A.

Equity

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During 2006, we repurchased approximately 3.5 million shares for $207.7 million under the amended plan. The repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. Our share repurchase program was suspended in November 2006 when we were not able to file our Third Quarter 10-Q in a timely manner. The stock repurchase program will be reviewed after we become current with our SEC filings and a decision will be made at that time whether to continue with the program and at what level. Our repurchase activity is summarized by quarter in the following table:

QUARTERLY PERIOD	(a) Total number of shares purchased	(b) Average price paid per share [1]	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs

				(In thousands)

April 1, 2006 – June 30, 2006	2,515,508	$64.15	2,515,508	$88,551	[2]
July 1, 2006 – September 30, 2006	214,211	63.61	214,211	74,918	[2]
October 1, 2006 – December 31, 2006 [3]	756,555	43.05	756,555	42,324	[2]

	3,486,274		3,486,274

[1]	Average price paid per share does not include associated transaction fees.
[2]	This amount is based on an authorization of $250 million.
[3]	The repurchase program was suspended in November 2006.

CAUTIONARY STATEMENT RELATING TO OUR HISTORICAL EQUITY COMPENSATION AWARD GRANT PRACTICES

The Special Committee Investigation of our Equity Compensation Grant Practices, the Ongoing Informal Inquiry by the SEC and Restatement of our Past Financial Statements May Have Continuing Adverse Consequences

As discussed in the “Explanatory Note Regarding Amendment” section of this Form 10-Q/A and the “Explanatory Note Regarding Restatements” section of the 2006 Form 10-K to be filed immediately after the filing of this Form 10-Q/A, the Special Committee of our Board of Directors has conducted an independent investigation relating to our equity compensation grant practices, with the assistance of independent outside legal counsel. The Special Committee and our management have determined that incorrect measurement dates for certain equity compensation awards were used for financial accounting purposes and certain other previously issued grants were modified without properly recording compensation expense.

Although the Special Committee did not find any evidence of intentional wrongdoing, as a result of the foregoing events, we may be subject to significant risks. Each of these risks could have an adverse effect on our business, financial condition and results of operations:

•

we are subject to, and cooperating fully with, the ongoing informal SEC inquiry, which may require further management time and attention and cause us to incur additional accounting and legal expense and/or substantial fines or other penalties;

•	we may be subject to additional formal or informal regulatory proceedings, actions or litigations with the SEC or other governmental authorities;

•

we may be subject to further civil litigations arising from the Special Committee’s investigation, the SEC inquiry, or our restatement of our past financial statements, including but not limited to shareholder class action lawsuits and derivative claims made on behalf of us; and

•

many members of our senior management team and our Board of Directors may be required to devote a significant amount of time on matters relating to the continuing informal SEC investigation, our outstanding periodic reports, remedial efforts and potential further litigation.

39	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

We May Not be Able to Obtain External Financing or Service Our Indebtedness

While we currently anticipate that our current cash and cash equivalents and future operating cash flows will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months, we could be required to obtain external financing should our financial results not meet our expectations, if our 0.5% convertible subordinated debentures become convertible and require repayment or should we need additional funds to acquire selected businesses or otherwise achieve our objectives.

In addition, our convertible subordinated debentures require cash repayment of up to the $265.0 million of principal borrowed upon maturity in 2023, which repayment may be accelerated in full upon the occurrence of an “Event of Default” as defined under the indenture governing the debentures. Such an acceleration of the debentures has been threatened. On February 21, 2007, the Trustee under the indenture governing the debentures notified us that, in connection with our delay in filing our Quarterly Report on Form 10-Q for the third quarter of 2006, an “Event of Default” under the indenture had occurred. Although we believe that such an assertion is without merit and any default under the indenture, to the extent it exists, is cured by our filing of our Quarterly Report on Form 10-Q for the third quarter of 2006, our business could be harmed if any such “Event of Default” were to occur and the repayment on the debentures were accelerated. See discussion of the terms of these debentures in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A.

Should we need to obtain external financing, through debt or equity, our ability to do so could be affected by changes in U.S. and global capital markets and economies, significant fluctuations in interest rates, the price of our equity securities, fluctuations in the results of our operations, and other financial and business conditions, many of which are beyond our control.

We Have Been Named as a Party to Two Shareholder Derivative Lawsuits Relating to our Historical Stock Option Grant Practices, and we May be Named in Additional Lawsuits in the Future

Two derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the company’s behalf relating to our historical stock option grant practices. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits.

If the plaintiffs ultimately prevailed in these lawsuits, our insurance coverage would not cover our total liabilities and expenses associated with the lawsuits because we have significant deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation and litigation of our historical stock option grant practices and the related government inquiries. We currently hold insurance policies for the benefit of our directors and officers.

The Delay in Filing our Reports with the SEC May Result in Adverse Consequences for the Company

We did not meet the required filing dates for our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and March 31, 2007 and the 2006 Form 10-K. With the planned filing of such reports, we believe we will be current with our SEC filings. However, should we fail to make our filings with the SEC current, there may be consequences that arise from the delay in filing the reports related to our convertible subordinated debentures, our other senior debt or our stock award plans.

CAUTIONARY STATEMENTS RELATING TO OUR BUSINESS

Increased Competition Could Reduce our Revenues, Margins and Operating Results

The visual content industry is and has been intensely competitive, and we expect competition to intensify in the future. We expect competition to increase because of changes in the media industry, changing advertising practices, technological advances leading to relatively inexpensive creation, marketing and distribution of visual content, and a lack of substantial barriers to entry.

Our competitors range in size from significant media companies to individual visual content producers. While we believe the breadth of our businesses and product and service portfolio offers benefits to our customers that are a competitive advantage, our current or potential competitors may develop products, licensing models, technology or services comparable or superior to those that we develop or may adapt more quickly than we do to new or emerging technologies or evolving industry trends. Increased competition or more effective competitors could result in lost market share, having to reduce prices or otherwise having reduced revenue, lower margins, increased capital expenditures, or otherwise have poorer operating results. There can be no assurance that we will be able to compete successfully against current and future competitors.

40	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

See the listing of some of our current and potential competitors under the heading “Competition” in Item 1 of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A.

Our Financial Results and Stock Price May Fluctuate

We expect our revenues and operating results to vary from quarter to quarter due to a number of factors, both within and outside of our control. Some of the factors that may affect our revenues and operating results include the following:

•	demand for our existing and new imagery and related services, and those of our competitors;

•	changes in our pricing or licensing models, policies and practices and those of our competitors;

•

changes in the mix of imagery licensed and services sold, including the mix of licensed uses, company-owned versus contributor-supplied imagery, and the geographic distribution of such licenses, each of which affects the price of a license and/or the royalty we pay on the license;

•	our ability to attract and retain customers;

•	our ability to manage the costs of our business, including the costs associated with maintaining and developing our websites, customer support, and international and product line expansion;

•	costs related to potential acquisitions and the development and/or use of technology, services or products;

•	fluctuations in foreign currency exchange rates, changes in global capital markets and economic conditions, and changes to applicable tax laws and regulations;

•	the termination or expiration of certain image partner, distributor or other material agreements; and

•

changes in estimates and assumptions made by us in preparing our financial statements, including those discussed in the “Critical Accounting Policies and Estimates and Assumptions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in Part II of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A.

Because of these risks and others, it is possible that our future results may differ from our expectations and the expectations of analysts and investors, causing our stock price to fluctuate. You should not rely on the results for any period as an indication of future performance.

Our Acquisition Strategy May be Dilutive to Existing Shareholders, and We May Not be Successful in Acquiring or Integrating Businesses

As part of our business strategy, we have in the past acquired and invested in, and may in the future seek to acquire or invest in businesses, products or technologies that could complement or expand our business. Acquisitions may require significant capital infusions or investments, and may negatively impact our results of operations. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of acquired businesses, may divert management time and other resources. Certain other risks related to acquisitions that may have a material impact on our business or prevent us from benefiting from an acquisition or investment include:

•	costs incurred in performing due diligence and professional fees relating to potential acquisitions;

•	use of cash resources, incurrence of debt or stockholder dilution through issuances of our securities to fund acquisitions;

•	assumption of actual or contingent liabilities, known and unknown;

•	amortization expense related to acquired intangible assets, impairment of any goodwill acquired and other adverse accounting consequences;

•	difficulties and expenses in integrating the sales, marketing, operations, products, services, technology, financial and information systems of an acquired company;

•	retention of key employees, customers, and suppliers of an acquired business; and

•	an adverse review of an acquisition or potential acquisition, or limitations put on such acquisitions, by a regulatory body.

We May Experience System and Service Disruptions and Difficulties

The digitization and Internet distribution of our visual content is a key component of our business. As a result, we are particularly dependent upon, and have expended significant resources to ensure, the efficient functioning of our websites (and the technology behind them) to allow our customers to access and conduct transactions through our websites. We also have focused significant resources and attention on the installation and development of systems for technology, business processes, sales and marketing systems, royalty and other finance systems, customer interfaces, and other corporate administrative functions, on which we depend to manage and control our operations.

41	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

We will need to continue to improve our websites and systems, as well as our network infrastructures, to improve our customer experience and to accommodate anticipated increased traffic, sales volume, and processing of the resulting information. If we experience significant disruptions or difficulties as a result of or during any such updates or upgrades, we may face system interruptions, poor website response times, diminished customer services, impaired quality and speed of order fulfillment, and potential problems with our internal control over financial reporting. Substantial or repeated system disruption or failures would reduce the attractiveness of our websites significantly.

In the past, we have experienced infrequent and brief system interruptions that made portions of our websites unavailable or prevented us from efficiently uploading images to our website, or taking, processing or fulfilling orders. Our websites have in the past occasionally experienced slow response times. Additionally, we depend on certain third-party software and system providers for the processing and distribution of our imagery and related services. System disruptions and difficulties, whether as a result of our internally developed systems or those of the third-party providers, may inconvenience our customers and/or result in negative publicity, and may negatively affect our ability to provide services and the volume of images we license and deliver over the Internet. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and cause them to use another website or other methods to obtain the products or services we offer.

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

Our Business and Prospects Would Suffer if We are Unable to Protect and Enforce our Intellectual Property Rights

We rely upon copyright, patent, trade secret and trademark law, assignment of invention and confidentiality agreements and license agreements to protect our proprietary technology, processes, content and other intellectual property. The steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes, content or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology and imagery without paying us for it. If this occurs, our business and prospects could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from other tasks of operating the business, and may result in our loss of significant rights and the impairment of our ability to operate our business.

Our Products and Services May Infringe on Intellectual Property Rights of Third Parties and Any Infringement Could Require us to Incur Substantial Costs and Distract our Management

From time to time we receive notices from third parties claiming we infringe their intellectual property rights. If we are subject to any such infringement claims or are infringing the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms, may have to stop selling or to redesign affected products, or may have to pay damages or satisfy indemnification commitments to our customers. Furthermore, a party making such a claim could secure a judgment that requires us to pay damages and also could get an injunction or other court order that could prevent us from using the affected intellectual property. Claims of infringement can be expensive to defend, even if the claim is invalid, and may distract our management from our business.

We Have Claims and Lawsuits against Us that May Result in Adverse Outcomes

We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us. While management currently believes that resolving all of these matters,

42	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Certain of Our Stockholders Can Exercise Significant Influence over Our Business and Affairs

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. See Item 12 of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A for a list of those stockholders that hold more than 5% of our outstanding shares.

Additionally, Getty Investments L.L.C., the October 1993 Trust, the JD Klein Family Settlement, Mr. Mark H. Getty, our Chairman, and Mr. Jonathan D. Klein, our Chief Executive Officer (collectively the “Getty Group”), owned approximately 19% of the outstanding shares of our common stock at April 30, 2007. Getty Investments alone owned approximately 15% of the outstanding shares of our common stock at April 30, 2007. Mr. Getty serves as the Chairman of the Board of Directors of Getty Investments, and Mr. Klein serves on the Board of Directors of Getty Investments.

As a result of their share ownership, these shareholders have significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of business acquisitions. The substantial percentage of our common stock held by these shareholders also could make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock.

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

Our Business Depends on our Ability to Attract and Retain Talented Employees

Our business is based in part on our ability to successfully attract and retain talented employees. The market for highly skilled workers is extremely competitive. If we are unable to retain and motivate key employees or are less successful in our recruiting efforts, our ability to create and distribute superior products and properly service our customers may be adversely affected.

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

We May Have Additional Tax Liabilities

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, we are involved in many transactions where the ultimate tax determination may be uncertain. We are regularly under audit by tax authorities. Although we believe our tax

43	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 2

provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and reserves. The final determination of such tax liabilities, could have a material effect on our income tax provision, net income, earnings per share, or cash flows in the period or periods for which that determination is made.

If Our Goodwill or Other Intangible Assets Become Impaired, We May be Required to Record a Significant Charge to Earnings

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively impacting our results of operations.

Changes in Accounting May Affect our Reported Earnings and Operating Income

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as treatment of tax liabilities, goodwill or intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in our products or business could significantly change our reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. For discussion of some of the significant accounting pronouncements that are currently or we expect will affect our business, see the recent pronouncements under the heading “Recent Accounting Pronouncements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A.

We Operate a Global Business that Exposes Us to Additional Risks

We operate in numerous countries and a significant part of our revenue comes from sales outside the United States. Operations outside of the United States may be affected by changes in regulatory requirements affecting trade and investment; social, political, labor or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations. While we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues, operating income, net income and earnings per share, as well as future cash flows.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

Based on the forward foreign currency exchange contracts outstanding at March 31, 2006 and December 31, 2005, a hypothetical 10% strengthening of the U.S. dollar against the exchange rates for the foreign currencies bought or sold through forward foreign currency exchange contracts would result in exchange losses of approximately $6.1 million and gains of $3.1 million, respectively. A hypothetical 10% weakening of the U.S. dollar would result in losses and gains of similar amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures these contracts are hedging.

Based on the forward foreign currency exchange contracts outstanding at March 31, 2006 and December 31, 2005, a hypothetical 10% strengthening of the British pound against the exchange rates for the foreign currencies to be bought or sold through forward foreign currency exchange contracts would result in an exchange loss of approximately $0.5 million and a negligible exchange loss, respectively. A hypothetical 10% weakening of the British pound would result in gains of similar amounts. However, these hypo -

44	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART I	ITEM 3

thetical gains or losses would be offset, at least in part, by losses or gains generated from revaluing the underlying exposures these contracts are hedging.

There have been no other material changes in our exposure to market risks since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

When we filed our Original Form 10-Q, we disclosed our conclusion that our disclosure controls and procedures were effective and that, at that time, there was no change in internal control over financial reporting. Subsequently, our former CFO retired, and we hired a new CFO. As a result of the restatement discussed above, our CEO and our new CFO re-evaluated the effectiveness our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006, as discussed below.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, these disclosure controls and procedures were effective. In arriving at this conclusion, management considered, among other things, the control deficiencies related to accounting for equity compensation and the conclusions of the Special Committee following an extensive review of our equity compensation grant practices. They considered specifically that while we used incorrect accounting measurement dates for certain equity compensation grants, those errors were not a result of fraud and that our equity compensation grant practices had improved significantly since 2002. The control deficiencies related to accounting for equity compensation and the control environment resulted in the need to restate our previously-issued financial statements as disclosed in Note 2. “Restatement of Previously Issued Financial Statements” to our Condensed Consolidated Financial Statements. Management has concluded that such control deficiencies that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of March 31, 2006 because management determined that as of March 31, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and, therefore, the current likelihood of our financial statements being materially misstated is remote.

MANAGEMENT’S CONSIDERATION OF THE RESTATEMENT

As disclosed in Note 2, “Restatement of Previously Issued Financial Statements” to our consolidated financial statements, we have restated previously issued financial statements. The restatement resulted from the findings of a Special Committee of the Board of Directors and consisted primarily of additional equity compensation charges resulting from changes in measurement dates and modifications to previously issued equity awards. The restatement resulted in additional pre-tax charges for equity compensation of $27.2 million from 1998 to 2003.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of March 31, 2006, we considered the process and controls that resulted in the need to restate our previously issued financial statements. In 2004, in compliance with the requirements of the Sarbanes-Oxley Act of 2002, we implemented improved procedures, documentation and processes to provide improved internal controls over our stock option granting, accounting and administration. These improvements included adding reviews and reconciliations around the equity granting process, improved documentation, increased communication between departments regarding the equity award granting and accounting processes and standardized processes for recommending and approving new awards.

The company believes that these changes remediated the historical deficiency in internal control over equity award accounting. Consequently, this matter does not constitute a control deficiency as of March 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this Form 10-Q/A, there were no changes in our internal control over financial reporting identified in connection with management’s re-evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

45	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART II	ITEM 1

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

SEC Inquiry

As announced in November 2006, we had been informed by the SEC that they were initiating an informal inquiry into our historical stock option grant practices. As a result, in November 2006, we set up a Special Committee of the Board of Directors to perform, with the help of independent counsel, a review of our equity compensation grant practices and related accounting for equity compensation grants. See the “Explanatory Note Regarding Amendment” section of this Form 10-Q/A and the “Explanatory Note Regarding Restatements” section of the 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A for additional information.

Shareholder Derivative Lawsuits

In connection with the SEC informal inquiry and our review of historical stock option grant practices, there have been two derivative lawsuits filed against certain executive officers and directors of the company. The first lawsuit, filed in the Superior Court of the State of Washington on January 29, 2007, seeks remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuit was brought against current and former officers and directors of the company, Jonathan D. Klein, Mark H. Getty, Jeffrey L. Beyle, Christopher H. Sporborg, Andrew S. Garb, James N. Bailey, Michael A. Stein, David Landau, Stephen M. Powell, Elizabeth J. Huebner, A.D. “Bud” Albers, Lawrence J. Gould, Christopher J. Roling, Sally Von Bargen, Michael Bernard, Suzanne L. Page, Heather Redman, Mark Torrance, Manny Fernandez and Anthony Stone.

The second lawsuit, filed in the Western District Court of the State of Washington on March 2, 2007, seeks remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, unjust enrichment, statutory violation and other violations of the law. The lawsuit was brought against current and former officers and directors of the company, Jonathan D. Klein, Mark H. Getty, Jeffrey L. Beyle, M. Lewis Blackwell, Nick Evans-Lombe, Richard R. Ellis, John Z. Ferguson, James C. Gurke, Scott A. Miskimens, William O’Neill, Christopher H. Sporborg, Andrew S. Garb, James N. Bailey, Stephen M. Powell, Elizabeth J. Huebner, A.D. Albers, Christopher J. Roling, Sally Von Bargen, and Warwick K. Woodhouse.

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

A description of our risk factors is included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein. The description updates and replaces the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our subsequent filings with the SEC. The reader should read such risk factors in conjunction with those contained in our 2006 Form 10-K to be filed immediately after the filing of this Form 10-Q/A. Set forth below is a summary of the material changes to the risk factors that we have previously disclosed:

•	We have updated the risk factors relating to the review of our stock option practices and pending regulatory inquiries and litigation; and

•	We have updated the risk factors relating to:

•	the competition we face in the industry;

•	the potential fluctuation of our financial results and stock price;

•	our ability to protect our intellectual property rights and to defend from third-party claims relating to intellectual property;

•	our ability to attract and retain talented employees;

•	any potential tax liability and asset impairment; and

•	the effect of any change in the accounting rules to which we are subject.

46	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	PART II	ITEM 2

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See discussion of a purported event of default on our convertible subordinated debentures in our subsequent events discussions in Note 9. to our Condensed Consolidated Financial Statements and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index beginning on page 48 for a list of all exhibits filed as part of this Form 10-Q/A.

47	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

June 12, 2007

48	GETTY IMAGES, INC.	Q1 2006	FORM 10-Q/A	EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Credit Agreement with U.S. Bank National Association dated May 4, 2006 (1)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Thomas Oberdorf, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Thomas Oberdorf, CFO

(1)	Attached as Exhibit 10.1 to our original Quarterly Report on Form 10-Q that was filed with the Securities and Exchange Commission on May 5, 2006.