Form 10-Q/A
period 2006-06-30
GETTY IMAGES INC
filed 2007-06-13
CIK 1047202

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

Large accelerated filer  ☒                                Accelerated filer  ☐                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At April 30, 2007, there were 59,222,196 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

1	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

EXPLANATORY NOTE REGARDING AMENDMENT

In this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Original Form 10-Q”), we are restating each of our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 and June 30, 2005 and amending our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for these periods contained in the Original Form 10-Q. This Form 10-Q/A generally does not reflect events that have occurred after the second quarter of 2006, or modify or update the disclosures presented in the Original Form 10-Q, except to reflect the effects of the restatement, to update the risks we face as a result of our historical equity compensation grant practices, and to clarify certain related disclosures.

Immediately prior to filing this Form 10-Q/A, we filed Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “First Quarter 10-Q/A”) containing restated financial information for the corresponding quarters ended March 31, 2006 and March 31, 2005. Immediately after the filing of this Form 10-Q/A, we will file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 10-Q”) and our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”). The Third Quarter 10-Q will restate our condensed consolidated financial statements for the three and nine months ended September 30, 2005. In the 2006 Form 10-K, we will restate our (1) consolidated financial statements for our fiscal years ended December 31, 2005 and 2004, (2) selected consolidated financial data for our fiscal years ended December 31, 2005, 2004, 2003 and 2002, and (3) unaudited quarterly financial data for all quarters in 2005 and the first and second quarters of 2006.

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

Other than the Original Form 10-Q that is being amended by this Form 10-Q/A and the amendment of the Quarterly Report on Form 10-Q for the first quarter of 2006 by the First Quarter 10-Q/A, previously filed periodic reports covering the periods described above have not been amended and should not be relied upon. You may also rely upon our Third Quarter 10-Q and 2006 Form 10-K, which we plan to file immediately after we file this Form 10-Q/A.

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

The Special Committee’s Conclusions

The Special Committee concluded that the evidence obtained and reviewed in its investigation did not establish any intentional wrongdoing by current employees, officers or directors of the company. The Special Committee and the company’s management have determined that incorrect measurement dates for certain equity compensation awards were used for financial accounting purposes and certain previously issued grants were modified without properly recording compensation expense and, as a result, we are restating certain of our prior financial statements to correct the accounting for those awards. The use of incorrect measurement dates resulted from a number of reasons, including delays in the approval of awards, the absence of definitive documentation and mod -

2	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

ifications of previously awarded grants. The Special Committee also identified certain awards for which grant dates were selected retroactively. However, the Special Committee has concluded that the evidence does not establish that there was any intentional wrongdoing in connection with those awards. Nearly all of the grants for which the measurement dates have been changed (approximately 99% of the grants changed) were awarded in 2001 and earlier years.

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

3	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

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

Impact of Restatement

The restatements included in this Form 10-Q/A and the 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A include equity compensation adjustments arising from the Special Committee investigation and management’s internal review, as well as from deferred tax adjustments related to certain long-term intercompany loans and adjustments to revenue and deferred revenue that were previously considered immaterial to our Consolidated Financial Statements as well as revisions to our loss on leased properties. The income statement impact of the restatement is as follows:

YEARS ENDED DECEMBER 31,	Total effect at December 31, 2005	2005	2004	Cumulative effect at December 31, 2003	2003	2002	2001	2000	1999	1998

Net income, as previously reported		$149,703	$106,650
Additional compensation expense [1]	$(27,204)			$(27,204)	$(1,294)	$(2,706)	$(4,784)	$(15,710)	$(2,481)	$(229)
Tax related effects	7,862		(128)	7,990	1,814	676	1,110	3,847	500	43

Additional compensation expense, net of tax [1]	(19,342)		(128)	(19,214)	$520	$(2,030)	$(3,674)	$(11,863)	$(1,981)	$(186)
Other adjustments, net of tax	(727)	(342)	(110)	(275)

Total decrease in net income	$(20,069)	(342)	(238)	$(19,489)

Net income, as restated		$149,361	$106,412

[1]	Amounts resulted from improper measurement dates for stock awards and modifications.

4	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

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

In 2007, we subleased all of our excess space in New York and Seattle, and this information was factored into our lease loss accruals recorded in the second quarter of 2006. We restated the loss that we had recorded in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 through this Form 10-Q/A. The loss was reduced by $1.6 million, including the write-off of leasehold improvements and adjustments to deferred rent.

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

5	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

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

The following tables reflect the impact of the additional non-cash charges for equity-based compensation expense and other adjustments, and the related tax effects on the:

•	consolidated statements of income for the years ended December 31, 2005 and 2004;

•	consolidated balance sheet as of December 31, 2005;

•	consolidated statements of cash flows for the years ended December 31, 2005 and 2004;

•	condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2005;

•	condensed consolidated balance sheet as of June 30, 2006; and

•	condensed consolidated statements of cash flows for the three and six months ended June 30, 2006 and 2005.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 733,729	$ (553)	$ 733,176	$ 622,427	$ (177)	$ 622,250
Costs of revenue (exclusive of items shown separately below)	196,887	—	196,887	172,684	—	172,684
Selling, general and administrative	252,103	—	252,103	225,128	—	225,128
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization	9,519	—	9,519	4,559	—	4,559
Other operating expenses (income)	717	—	717	(1,187)	—	(1,187)

Operating expenses	507,798	—	507,798	454,160	—	454,160

Income from operations	225,931	(553)	225,378	168,267	(177)	168,090
Investment income	11,991	—	11,991	9,133	—	9,133
Interest expense	(7,618)	—	(7,618)	(3,828)	—	(3,828)
Other non-operating expenses, net	350	—	350	467	—	467

Income before income taxes	230,654	(553)	230,101	174,039	(177)	173,862
Income tax expense	(80,951)	211	(80,740)	(67,389)	(61)	(67,450)

Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412

Earnings per share:
Basic	$ 2.43	$ —	$ 2.43	$ 1.81	$ (0.01)	$ 1.80
Diluted	2.28	(0.01)	2.27	1.72	—	1.72

Shares used in computing earnings per share:
Basic	61,567	—	61,567	59,006	—	59,006
Diluted	65,744	—	65,744	62,031	—	62,031

6	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

CONSOLIDATED BALANCE SHEET

	DECEMBER 31, 2005

	As previously reported	Adjustments	As restated

(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 223,084	$ —	$ 223,084
Short-term investments	295,191	—	295,191
Accounts receivable, net	107,020	—	107,020
Prepaid expenses	11,815	—	11,815
Other current assets	8,553	—	8,553

Total current assets	645,663	—	645,663
Property and equipment, net	127,497	—	127,497
Goodwill	804,804	—	804,804
Identifiable intangible assets, net	50,206	—	50,206
Deferred income taxes, net	30,704	(877)	29,827
Other long-term assets	4,211	—	4,211

Total assets	$ 1,663,085	$ (877)	$ 1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 72,344	$ —	$ 72,344
Accrued expenses	38,676	—	38,676
Deferred income taxes, net	17,677	(449)	17,228
Other current liabilities	2,948	1,174	4,122
Short-term debt	265,000	—	265,000

Total current liabilities	396,645	725	397,370
Long-term liabilities	23,480	—	23,480

Total liabilities	420,125	725	420,850

Commitments and contingencies
Stockholders’ equity:
Common stock	623	—	623
Additional paid-in capital	1,278,048	18,262	1,296,310
Accumulated deficit	(18,900)	(20,069)	(38,969)
Accumulated other comprehensive loss	(16,811)	205	(16,606)

Total stockholders’ equity	1,242,960	(1,602)	1,241,358

Total liabilities and stockholders’ equity	$ 1,663,085	$ (877)	$ 1,662,208

7	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands)

Cash flows from operating activities Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412
Adjustments to reconcile net income to net cash provided by operating activities:
Employee stock-based compensation	1,269	—	1,269	576	—	576
Reduction of income taxes paid due to the tax benefit from employee stock based compensation	65,034	3,754	68,788	3,233	1,587	4,820
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization of identifiable intangible assets	9,519	—	9,519	4,559	—	4,559
Amortization of debt issuance and exchange costs	6,060	—	6,060	1,915	—	1,915
Deferred income taxes	5,898	(3,965)	1,933	51,197	(1,526)	49,671
Bad debt expense	2,739	—	2,739	3,239	—	3,239
Other changes in long-term assets, liabilities and equity	2,763	—	2,763	3,031	—	3,031
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(15,159)	—	(15,159)	(16,006)	—	(16,006)
Accounts payable	(9,783)	—	(9,783)	(530)	—	(530)
Accrued expenses	(8,776)	—	(8,776)	(2,510)	—	(2,510)
Income taxes payable	(2,486)	—	(2,486)	(4,039)	—	(4,039)
Changes in other current assets and liabilities	1,924	553	2,477	(1,709)	177	(1,532)

Net cash provided by operating activities	257,277	—	257,277	202,582	—	202,582

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(234,432)	—	(234,432)	(25,611)	—	(25,611)
Acquisition of available-for-sale investments	(101,575)	—	(101,575)	(341,671)	—	(341,671)
Proceeds from available-for-sale investments	129,619	—	129,619	263,398	—	263,398
Acquisition of property and equipment	(57,766)	—	(57,766)	(36,723)	—	(36,723)
Other investing activities	(643)	—	(643)	46	—	46

Net cash used in investing activities	(264,797)	—	(264,797)	(140,561)	—	(140,561)

Cash flows from financing activities
Proceeds from the issuance of common stock	42,172	—	42,172	73,998	—	73,998
Other financing activities	(558)	—	(558)	(1,429)	—	(1,429)

Net cash provided by financing activities	41,614	—	41,614	72,569	—	72,569

Effect of exchange rate changes	(5,762)	—	(5,762)	3,144	—	3,144

Net increase in cash and cash equivalents	28,332	—	28,332	137,734	—	137,734
Cash and cash equivalents:
Beginning of year	194,752	—	194,752	57,018	—	57,018

End of year	$ 223,084	$ —	$ 223,084	$ 194,752	$ —	$ 194,752

8	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2006			THREE MONTHS ENDED JUNE 30, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 405,699	$ (662)	$ 405,037	$ 204,771	$ (163)	$ 204,608
Costs of revenue (exclusive of items shown separately below)	102,947	—	102,947	50,681	—	50,681
Selling, general and administrative	152,137	—	152,137	77,861	—	77,861
Depreciation	25,517	—	25,517	13,260	—	13,260
Amortization	8,913	—	8,913	5,182	—	5,182
Restructuring costs	18,526	(1,599)	16,927	18,092	(1,600)	16,492
Other operating income	(1,198)	—	(1,198)	(34)	—	(34)

Operating expenses	306,842	(1,599)	305,243	165,042	(1,600)	163,442

Income from operations	98,857	937	99,794	39,729	1,437	41,166
Investment income (loss)	2,813	—	2,813	(1,203)	—	(1,203)
Interest expense	(734)	—	(734)	(377)	—	(377)
Other non-operating expenses, net	(622)	—	(622)	(668)	—	(668)

Income before income taxes	100,314	937	101,251	37,481	1,437	38,918
Income tax expense	(38,687)	(358)	(39,045)	(15,202)	(549)	(15,751)

Net income	$ 61,627	$ 579	$ 62,206	$ 22,279	$ 888	$ 23,167

Earnings per share:
Basic	$ 1.00	$ —	$ 1.00	$ 0.36	$ 0.02	$ 0.38
Diluted	0.97	0.01	0.98	0.35	0.02	0.37

Shares used in computing earnings per share:
Basic	61,916	—	61,916	61,508	—	61,508
Diluted	63,397	—	63,397	62,902	—	62,902

	SIX MONTHS ENDED JUNE 30, 2005			THREE MONTHS ENDED JUNE 30, 2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 363,399	$ (215)	$ 363,184	$ 185,305	$ (205)	$ 185,100
Costs of revenue (exclusive of items shown separately below)	100,749	—	100,749	49,495	—	49,495
Selling, general and administrative	124,962	—	124,962	64,908	—	64,908
Depreciation	24,331	—	24,331	12,296	—	12,296
Amortization	3,677	—	3,677	2,455	—	2,455
Other operating expenses	627	—	627	643	—	643

Operating expenses	254,346	—	254,346	129,797	—	129,797

Income from operations	109,053	(215)	108,838	55,508	(205)	55,303
Investment income	5,927	—	5,927	3,038	—	3,038
Interest expense	(6,812)	—	(6,812)	(5,850)	—	(5,850)
Other non-operating (expenses) income net	(350)	—	(350)	140	—	140

Income before income taxes	107,818	(215)	107,603	52,836	(205)	52,631
Income tax expense	(39,720)	82	(39,638)	(18,846)	78	(18,768)

Net income	$ 68,098	$ (133)	$ 67,965	$ 33,990	$ (127)	$ 33,863

Earnings per share:
Basic	$ 1.11	$ —	$ 1.11	$ 0.55	$ —	$ 0.55
Diluted	1.06	—	1.06	0.53	—	0.53

Shares used in computing earnings per share:
Basic	61,138	—	61,138	61,330	—	61,330
Diluted	64,285	—	64,285	64,425	—	64,425

9	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30, 2006

	As Previously Reported	Adjustments	As Restated

(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 259,460	$ —	$ 259,460
Accounts receivable, net	124,324	—	124,324
Prepaid expenses	16,927	—	16,927
Deferred income taxes	9,715	(1,423)	8,292
Other current assets	7,183	—	7,183

Total current assets	417,609	(1,423)	416,186
Property and equipment, net	148,788	(2,076)	146,712
Goodwill	984,289	—	984,289
Identifiable intangible assets, net	84,340	—	84,340
Other long-term assets	2,012	—	2,012

Total assets	$ 1,637,038	$ (3,499)	$ 1,633,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 85,884	$ —	$ 85,884
Accrued expenses	40,521	(5,563)	34,958
Income taxes payable	—	2,398	2,398
Other current liabilities	8,106	1,837	9,943

Total current liabilities	134,511	(1,328)	133,183
Long-term debt	265,000	—	265,000
Long-term liabilities	43,226	(627)	42,599

Total liabilities	442,737	(1,955)	440,782

Commitments and contingencies
Stockholders’ equity:
Common stock	625	—	625
Additional paid-in capital	1,293,083	17,946	1,311,029
Common stock repurchased	(161,449)	—	(161,449)
Retained earnings	42,727	(19,490)	23,237
Accumulated other comprehensive income	19,315	—	19,315

Total stockholders’ equity	1,194,301	(1,544)	1,192,757

Total liabilities and stockholders’ equity	$ 1,637,038	$ (3,499)	$ 1,633,539

10	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXPLANATORY NOTE REGARDING AMENDMENT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SIX MONTHS ENDED JUNE 30,	2006			2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands)

Cash flows from operating activities Net income	$ 61,627	$ 579	$ 62,206	$ 68,098	$ (133)	$ 67,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,517	—	25,517	24,331	—	24,331
Loss on leased properties	18,526	(1,599)	16,927	—	—	—
Amortization of identifiable intangible assets	8,913	—	8,913	3,677	—	3,677
Employee stock-based compensation	7,210	—	7,210	605	—	605
Loss on available for sale investments	3,956	—	3,956	—	—	—
Deferred income taxes	3,829	(611)	3,218	32,915	(82)	32,833
Bad debt expense	2,165	—	2,165	1,330	—	1,330
Amortization of debt issuance and exchange costs	17	—	17	6,060	—	6,060
Other changes in long-term assets, liabilities and equity	343	—	343	963	—	963
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	5,186	—	5,186	(11,460)	—	(11,460)
Accounts payable	(308)	—	(308)	3,489	—	3,489
Accrued expenses	(16,862)	—	(16,862)	(9,544)	—	(9,544)
Income taxes payable	(1,803)	969	(834)	(824)	—	(824)
Changes in other current assets and liabilities	3,096	662	3,758	552	215	767

Net cash provided by operating activities	121,412	—	121,412	120,192	—	120,192

Cash flows from investing activities
Proceeds from sale of available-for-sale investments	304,443	—	304,443	98,056	—	98,056
Acquisitions of businesses, net of cash acquired	(194,943)	—	(194,943)	(214,517)	—	(214,517)
Acquisition of property and equipment	(35,139)	—	(35,139)	(22,767)	—	(22,767)
Acquisition of available-for-sale investments	(9,330)	—	(9,330)	(74,418)	—	(74,418)
Other investing activities	300	—	300	—	—	—

Net cash provided by (used in) investing activities	65,331	—	65,331	(213,646)	—	(213,646)

Cash flows from financing activities
Common stock repurchased	(161,449)	—	(161,449)	—	—	—
Proceeds from the issuance of common stock	5,600	—	5,600	19,941	—	19,941
Reduction of income taxes paid due to windfall tax benefits	2,181	—	2,181	—	—	—
Other financing activities	219	—	219	(557)	—	(557)

Net cash provided by (used in) financing activities	(153,449)	—	(153,449)	19,384	—	19,384

Effect of exchange rate changes	3,082	—	3,082	(3,026)	—	(3,026)

Net increase in cash and cash equivalents	36,376	—	36,376	(77,096)	—	(77,096)
Cash and cash equivalents:
at beginning of period	223,084	—	223,084	194,752	—	194,752

at end of period	$ 259,460	$ —	$ 259,460	$ 117,656	$ —	$ 117,656

GETTY IMAGES, INC.	Q2 2006	FORM 10-Q

1	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2006	2005	2006	2005

(In thousands, except per share amounts)	(as restated)	(as restated)	(as restated)	(as restated)

Revenue	$204,608	$185,100	$405,037	$363,184
Cost of revenue (exclusive of items shown separately below)	50,681	49,495	102,947	100,749
Selling, general and administrative expenses (including stock-based compensation of $3,904 and $354 for the three months ended June 30, 2006 and 2005, respectively and $7,210 and $605 for the six months ended June 30, 2006 and 2005, respectively)	77,861	64,908	152,137	124,962
Depreciation	13,260	12,296	25,517	24,331
Amortization	5,182	2,455	8,913	3,677
Loss on leased properties	16,492	—	16,927	—
Other operating (income) expenses	(34)	643	(1,198)	627

Operating expenses	163,442	129,797	305,243	254,346

Income from operations	41,166	55,303	99,794	108,838
Investment (loss) income	(1,203)	3,038	2,813	5,927
Interest expense	(377)	(5,850)	(734)	(6,812)
Other non-operating (expenses) income	(668)	140	(622)	(350)

Income before income taxes	38,918	52,631	101,251	107,603
Income tax expense	(15,751)	(18,768)	(39,045)	(39,638)

Net income	$23,167	$33,863	$62,206	$67,965

Earnings per share
Basic	$0.38	$0.55	$1.00	$1.11
Diluted	0.37	0.53	0.98	1.06

Shares used in computing earnings per share
Basic	61,508	61,330	61,916	61,138
Diluted	62,902	64,425	63,397	64,285

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	JUNE 30, 2006	DECEMBER 31, 2005

(In thousands)	(as restated)	(as restated)

ASSETS
Current assets
Cash and cash equivalents	$ 259,460	$ 223,084
Short-term investments	—	295,191
Accounts receivable, net	124,324	107,020
Prepaid expenses	16,927	11,815
Deferred income taxes, net	8,292	—
Other current assets	7,183	8,553

Total current assets	416,186	645,663
Property and equipment, net	146,712	127,497
Goodwill	984,289	804,804
Identifiable intangible assets, net	84,340	50,206
Deferred income taxes, net	—	29,827
Other long-term assets	2,012	4,211

Total assets	$ 1,633,539	$ 1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 85,884	$ 72,344
Accrued expenses	34,958	38,676
Deferred income taxes, net	—	17,228
Short-term debt	—	265,000
Income taxes payable	2,398	—
Other current liabilities	9,943	4,122

Total current liabilities	133,183	397,370
Long-term debt	265,000	—
Other long-term liabilities	42,599	23,480

Total liabilities	440,782	420,850

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock	625	623
Additional paid-in capital	1,311,029	1,296,310
Common stock repurchased	(161,449)	—
Retained earnings (Accumulated deficit)	23,237	(38,969)
Accumulated other comprehensive income (loss) (Note 8)	19,315	(16,606)

Total stockholders’ equity	1,192,757	1,241,358

Total liabilities and stockholders’ equity	$ 1,633,539	$ 1,662,208

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid-In Capital	Common Stock Repurchased	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands)

Balance at December 31, 2005 (as reported)	62,265	$ 623	$ 1,278,048	$ —	$ (18,900)	$ (16,811)	$ 1,242,960
Cumulative effect of restatement on prior years	—	—	18,262	—	(20,069)	205	(1,602)

Balance at December 31, 2005 (as restated)	62,265	623	1,296,310	—	(38,969)	(16,606)	1,241,358
Net income (as restated)	—	—	—	—	62,206	—	62,206
Other comprehensive income (as restated)	—	—	—	—	—	35,921	35,921
Common stock repurchased	(2,516)	—	—	(161,449)	—	—	(161,449)
Stock-based compensation expense	—	—	7,596	—	—	—	7,596
Restricted stock unit vesting	13	—	—	—	—	—	—
Restricted stock unit cancellations	—	—	(321)	—	—	—	(321)
Stock options exercised	213	2	5,598	—	—	—	5,600
Tax benefit from stock option exercises and restricted stock unit vesting (as restated)	—	—	1,846	—	—	—	1,846

Balance at June 30, 2006 (as restated)	59,975	$ 625	$ 1,311,029	$ (161,449)	$ 23,237	$ 19,315	$ 1,192,757

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

SIX MONTHS ENDED JUNE 30,	2006	2005

(In thousands)	(as restated)	(as restated)

Cash flows from operating activities
Net income	$ 62,206	$ 67,965
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	25,517	24,331
Loss on leased properties	16,927	—
Amortization of identifiable intangible assets	8,913	3,677
Employee stock-based compensation	7,210	605
Loss on sale of available-for-sale investments	3,956	—
Deferred income taxes	3,218	32,833
Bad debt expense	2,165	1,330
Amortization of debt issuance and exchange costs	17	6,060
Other changes in long-term assets and liabilities, net	343	963
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	5,186	(11,460)
Accounts payable	(308)	3,489
Accrued expenses	(16,862)	(9,544)
Income taxes payable	(834)	(824)
Changes in other current assets and liabilities, net	3,758	767

Net cash provided by operating activities	121,412	120,192

Cash flows from investing activities
Proceeds from available-for-sale investments	304,443	98,056
Acquisition of businesses, net of cash acquired	(194,943)	(214,517)
Acquisition of property and equipment	(35,139)	(22,767)
Acquisition of available-for-sale investments	(9,330)	(74,418)
Other investing activities	300	—

Net cash provided by (used in) investing activities	65,331	(213,646)

Cash flows from financing activities
Common stock repurchased	(161,449)	—
Proceeds from the issuance of common stock	5,600	19,941
Reduction of income taxes paid due to windfall tax benefits	2,181	—
Other financing activities	219	(557)

Net cash (used in) provided by financing activities	(153,449)	19,384

Effects of exchange rate changes	3,082	(3,026)

Net increase (decrease) in cash and cash equivalents	36,376	(77,096)
Cash and cash equivalents, beginning of period	223,084	194,752

Cash and cash equivalents, end of period	$ 259,460	$ 117,656

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

6	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, restricted stock, restricted stock units and our convertible subordinated debentures.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2006	2005	2006	2005

(In thousands, except per share amounts)	(as restated)	(as restated)	(as restated)	(as restated)

Basic Earnings per Share
Income available to common stockholders (numerator)	$ 23,167	$ 33,863	$ 62,206	$ 67,965
Weighted average common shares outstanding (denominator)	61,508	61,330	61,916	61,138
Basic earnings per share	$0.38	$0.55	$1.00	$1.11

Diluted Earnings per Share
Income available to common stockholders (numerator)	$ 23,167	$ 33,863	$ 62,206	$ 67,965

Weighted average common shares outstanding	61,508	61,330	61,916	61,138
Effect of dilutive securities
0.5% convertible subordinated debentures	368	1,673	368	1,673
Stock options	1,010	1,415	1,095	1,470
Restricted stock and restricted stock units	16	7	18	4

Total weighted average common shares and dilutive securities (denominator)	62,902	64,425	63,397	64,285

Diluted earnings per share	$ 0.37	$ 0.53	$ 0.98	$ 1.06

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

Average closing price per share of common stock for the last five trading days of the reporting period	$ 62	$ 70	$ 80	$ 90	$ 100	$ 120	$ 150	$ 250	$ 1,500	$ 2,900
Incremental dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

The closing price of our common stock on July 31, 2006 was $46.65 per share.

7	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		JUNE 30, 2006			DECEMBER 31, 2005

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)		(as restated)	(as restated)	(as restated)

Contemporary imagery	4	$ 296,166	$ (232,799)	$ 63,367	$ 266,638	$ (211,889)	$ 54,749
Computer software developed for internal use	3	95,605	(67,447)	28,158	82,586	(61,135)	21,451
Leasehold improvements	2-20	34,083	(16,742)	17,341	35,998	(16,513)	19,485
Archival imagery	40	21,675	(5,095)	16,580	20,445	(4,526)	15,919
Computer hardware and software purchased	3	108,302	(92,199)	16,103	96,788	(86,160)	10,628
Furniture, fixtures and studio equipment	5	34,272	(29,148)	5,124	32,226	(27,038)	5,188
Other property and equipment	3-4	463	(424)	39	436	(359)	77

Totals		$ 590,566	$ (443,854)	$ 146,712	$ 535,117	$ (407,620)	$ 127,497

8	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

Depreciation of computer software developed for internal use was $3.1 million and $3.3 million for the three months ended June 30, 2006 and 2005, respectively, and $6.0 million and $6.6 million for the six months ended June 30, 2006 and 2005, respectively.

Goodwill

Goodwill changed during the first two quarters of 2006 as follows:

(In thousands)

Balance at December 31, 2005	$ 804,804
Acquisitions of businesses	159,559
Effects of foreign currency translation	19,926

Balance at June 30, 2006	$ 984,289

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

			JUNE 30, 2006			DECEMBER 31, 2005

	Range of Estimated Useful Lives (in years)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks, trade names and copyrights	2-10	[1]	$ 46,429	$ (10,948)	$ 35,481	$ 37,392	$ (8,651)	$ 28,741
Customer lists	4-7		54,588	(19,938)	34,650	32,770	(15,497)	17,273
Other identifiable intangible assets	2-10		19,995	(5,786)	14,209	7,179	(2,987)	4,192

Totals			$ 121,012	$ (36,672)	$ 84,340	$ 77,341	$ (27,135)	$ 50,206

[1]	Included in trademarks, trade names and copyrights above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

Based on balances at June 30, 2006, amortization of identifiable intangible assets for the next five years, including amortization recorded during the first six months of 2006, would be as follows:

FISCAL YEAR

(In thousands)

2006	$ 19,297
2007	18,862
2008	16,097
2009	10,653
2010	6,998

9	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

Leases

Rent expense, net of sublease income, was $4.5 million and $4.9 million for the three months ended June 30, 2006 and 2005, respectively, and $9.0 million and $9.8 million for the six months ended June 30, 2006 and 2005, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented. See discussion of losses we have recorded on leased properties in Note 10. Loss on Leased Properties.

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

	THREE MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2006

(In thousands, except per share amounts)

SFAS No. 123(R) stock-based compensation	$ 4,158	$ 7,596
Amounts capitalized as computer software developed for internal use and contemporary imagery	(254)	(386)

Impact on income from operations	3,904	7,210
Income tax benefit in the U.S. and U.K.	(1,320)	(2,419)

Impact on net income	$ 2,584	$ 4,791
Impact on basic earnings per share	$ 0.04	$ 0.08
Impact on diluted earnings per share	0.04	0.08

10	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

	THREE MONTHS ENDED JUNE 30, 2005	SIX MONTHS ENDED JUNE 30, 2005

(In thousands, except per share amounts)	(as restated)	(as restated)

Net income
As reported	$ 33,863	$ 67,965
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	190	338
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(1,565)	(3,179)

Pro forma net income	$ 32,488	$ 65,124

Basic earnings per share
As reported	$ 0.55	$ 1.11
Pro forma	0.53	1.07

Diluted earnings per share
As reported	$ 0.53	$ 1.06
Pro forma	0.50	1.01

Shares used in computing pro forma earnings per share
Basic	61,330	61,138
Diluted	64,540	64,401

STOCK OPTIONS

The following table presents stock option activity for the first six months of 2006:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

Balance at December 31, 2005	3,720	$45.26	2,914	$42.96
Granted	250	62.25
Exercised	(213)	26.19
Forfeited	(83)	53.34

Balance at June 30, 2006	3,674	47.34	2,878	44.26

During the second quarter of 2006, we issued 250,000 stock options to our chief executive officer at a grant date fair value of $27.67 per share. This fair value was calculated using a Black-Scholes single option valuation model with:

•	expected share price volatility of 32%;

•	a risk free rate of return of 4.94%;

•	an expected term of 7 years from the grant date; and

•	no expected dividends.

11	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

We calculated the expected share price volatility as the average of the actual historical volatility of the market price of our common stock for a time period equal to the expected term of the stock option, limited to the time period that our common stock has been listed on the New York Stock Exchange (since November 6, 2002). The risk free rate of return represents the implied yield available on the option grant date for a U.S. Treasury zero-coupon issue with a term equal to the expected term of the stock options. We calculated the expected term based on actual historical exercise and vesting history for our chief executive officer’s awards adjusted for the stock options he held at the grant date, which we assumed are exercised ratably over the remaining lives of the awards. We did not issue any other stock options during the first six months of 2006.

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

The following table summarizes information relating to options outstanding and options exercisable at June 30, 2006:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICES	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)

$ 9.88 – $ 25.43	647	3.46	$ 19.68	644	$ 19.69
25.44 – 30.00	74	4.61	27.63	69	27.60
30.01 – 30.32	800	3.83	30.32	800	30.32
30.33 – 47.75	613	5.95	36.17	430	35.82
47.76 – 70.07	623	8.79	59.14	171	57.00
70.08 – 92.65	917	9.20	82.73	764	82.99

9.88 – 92.65	3,674	6.32	47.34	2,878	44.26

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

12	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

RESTRICTED STOCK UNITS (RSUs)

The following table presents RSU activity for the first six months of 2006:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share

	(In thousands)

Balance at December 31, 2005	59	$ 70.83
Issued	481	79.11
Vested	(17)	73.54
Forfeited	(15)	82.12

Balance at June 30, 2006	508	78.25

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which means that we will not restate prior period financial statements. The impact of our equity compensation plans on our income statement may vary greatly depending on the number of RSUs and stock options granted and the future price of our common stock. However, at the time of filing the Original Form 10-Q, we anticipated that expense associated with our equity compensation plans would reduce 2006 diluted earnings per share by approximately $0.16. This estimate was based on a range of estimated prices of our common stock and then current expectations of the number of RSUs and stock options that may be issued. See our 2006 Form 10-K for the actual impact of this statement on our full fiscal year 2006 financial statements.

13	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

14	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

•	Two additional independent directors will be recruited and appointed to the company’s Board of Directors.

•	Membership of the Audit and Compensation Committees of the Board of Directors will be changed.

•	The Equity Compensation Committee has been discontinued.

•	Enhancements will be made in the oversight of the company’s corporate governance practices with respect to the company’s equity compensation programs.

15	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

16	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

Impact of Restatement

The restatements included in this Form 10-Q/A and the 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A include equity compensation adjustments arising from the Special Committee investigation and management’s internal review, as well as from deferred tax adjustments related to certain long-term intercompany loans and adjustments to revenue and deferred revenue that were previously considered immaterial to our Consolidated Financial Statements as well as revisions to our loss on leased properties. The income statement impact of the restatement is as follows:

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

AFTER-TAX COMPENSATION EXPENSE	2003	2002	2001	2000	1999	1998

As Reported	$(302)	$(23)	$(172)	$—	$(814)	$—
Adjustment	520	(2,030)	(3,674)	(11,863)	(1,981)	(186)

As Restated	$218	$(2,053)	$(3,846)	$(11,863)	$(2,795)	$(186)

17	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

In 2007, we subleased all of our excess space in New York and Seattle, and this information was factored into our lease loss accruals recorded in the second quarter of 2006. We restated the loss that we had recorded in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 through this Form 10-Q/A. The loss was reduced by $1.6 million, including the write-off of leasehold improvements and adjustments to deferred rent.

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

The following tables reflect the impact of the additional non-cash charges for equity-based compensation expense and other adjustments, and the related tax effects on the:

•	consolidated statements of income for the years ended December 31, 2005 and 2004;

•	consolidated balance sheet as of December 31, 2005;

•	consolidated statements of cash flows for the years ended December 31, 2005 and 2004;

18	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

•	condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2005;

•	condensed consolidated balance sheet as of June 30, 2006; and

•	condensed consolidated statements of cash flows for the three and six months ended June 30, 2006 and 2005.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 733,729	$ (553)	$ 733,176	$ 622,427	$ (177)	$ 622,250
Costs of revenue (exclusive of items shown separately below)	196,887	—	196,887	172,684	—	172,684
Selling, general and administrative	252,103	—	252,103	225,128	—	225,128
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization	9,519	—	9,519	4,559	—	4,559
Other operating expenses (income)	717	—	717	(1,187)	—	(1,187)

Operating expenses	507,798	—	507,798	454,160	—	454,160

Income from operations	225,931	(553)	225,378	168,267	(177)	168,090
Investment income	11,991	—	11,991	9,133	—	9,133
Interest expense	(7,618)	—	(7,618)	(3,828)	—	(3,828)
Other non-operating expenses, net	350	—	350	467	—	467

Income before income taxes	230,654	(553)	230,101	174,039	(177)	173,862
Income tax expense	(80,951)	211	(80,740)	(67,389)	(61)	(67,450)

Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412

Earnings per share:
Basic	$ 2.43	$ —	$ 2.43	$ 1.81	$ (0.01)	$ 1.80
Diluted	2.28	(0.01)	2.27	1.72	—	1.72

Shares used in computing earnings per share:
Basic	61,567	—	61,567	59,006	—	59,006
Diluted	65,744	—	65,744	62,031	—	62,031

19	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

CONSOLIDATED BALANCE SHEET

	DECEMBER 31, 2005

	As previously reported	Adjustments	As restated

(in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 223,084	$ —	$ 223,084
Short-term investments	295,191	—	295,191
Accounts receivable, net	107,020	—	107,020
Prepaid expenses	11,815	—	11,815
Other current assets	8,553	—	8,553

Total current assets	645,663	—	645,663
Property and equipment, net	127,497	—	127,497
Goodwill	804,804	—	804,804
Identifiable intangible assets, net	50,206	—	50,206
Deferred income taxes, net	30,704	(877)	29,827
Other long-term assets	4,211	—	4,211

Total assets	$ 1,663,085	$ (877)	$ 1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 72,344	$ —	$ 72,344
Accrued expenses	38,676	—	38,676
Deferred income taxes, net	17,677	(449)	17,228
Other current liabilities	2,948	1,174	4,122
Short-term debt	265,000	—	265,000

Total current liabilities	396,645	725	397,370
Long-term liabilities	23,480	—	23,480

Total liabilities	420,125	725	420,850

Commitments and contingencies
Stockholders’ equity:
Common stock	623	—	623
Additional paid-in capital	1,278,048	18,262	1,296,310
Accumulated deficit	(18,900)	(20,069)	(38,969)
Accumulated other comprehensive loss	(16,811)	205	(16,606)

Total stockholders’ equity	1,242,960	(1,602)	1,241,358

Total liabilities and stockholders’ equity	$ 1,663,085	$ (877)	$ 1,662,208

20	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands)

Cash flows from operating activities
Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412
Adjustments to reconcile net income to net cash provided by operating activities:
Employee stock-based compensation	1,269	—	1,269	576	—	576
Reduction of income taxes paid due to the tax benefit from employee stock based compensation	65,034	3,754	68,788	3,233	1,587	4,820
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization of identifiable intangible assets	9,519	—	9,519	4,559	—	4,559
Amortization of debt issuance and exchange costs	6,060	—	6,060	1,915	—	1,915
Deferred income taxes	5,898	(3,965)	1,933	51,197	(1,526)	49,671
Bad debt expense	2,739	—	2,739	3,239	—	3,239
Other changes in long-term assets, liabilities and equity	2,763	—	2,763	3,031	—	3,031
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(15,159)	—	(15,159)	(16,006)	—	(16,006)
Accounts payable	(9,783)	—	(9,783)	(530)	—	(530)
Accrued expenses	(8,776)	—	(8,776)	(2,510)	—	(2,510)
Income taxes payable	(2,486)	—	(2,486)	(4,039)	—	(4,039)
Changes in other current assets and liabilities	1,924	553	2,477	(1,709)	177	(1,532)

Net cash provided by operating activities	257,277	—	257,277	202,582	—	202,582

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(234,432)	—	(234,432)	(25,611)	—	(25,611)
Acquisition of available-for-sale investments	(101,575)	—	(101,575)	(341,671)	—	(341,671)
Proceeds from available-for-sale investments	129,619	—	129,619	263,398	—	263,398
Acquisition of property and equipment	(57,766)	—	(57,766)	(36,723)	—	(36,723)
Other investing activities	(643)	—	(643)	46	—	46

Net cash used in investing activities	(264,797)	—	(264,797)	(140,561)	—	(140,561)

Cash flows from financing activities
Proceeds from the issuance of common stock	42,172	—	42,172	73,998	—	73,998
Other financing activities	(558)	—	(558)	(1,429)	—	(1,429)

Net cash provided by financing activities	41,614	—	41,614	72,569	—	72,569

Effect of exchange rate changes	(5,762)	—	(5,762)	3,144	—	3,144

Net increase in cash and cash equivalents	28,332	—	28,332	137,734	—	137,734
Cash and cash equivalents:
Beginning of year	194,752	—	194,752	57,018	—	57,018

End of year	$ 223,084	$ —	$ 223,084	$ 194,752	$ —	$ 194,752

21	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2006			THREE MONTHS ENDED JUNE 30, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 405,699	$ (662)	$ 405,037	$ 204,771	$ (163)	$ 204,608
Costs of revenue (exclusive of items shown separately below)	102,947	—	102,947	50,681	—	50,681
Selling, general and administrative	152,137	—	152,137	77,861	—	77,861
Depreciation	25,517	—	25,517	13,260	—	13,260
Amortization	8,913	—	8,913	5,182	—	5,182
Restructuring costs	18,526	(1,599)	16,927	18,092	(1,600)	16,492
Other operating income	(1,198)	—	(1,198)	(34)	—	(34)

Operating expenses	306,842	(1,599)	305,243	165,042	(1,600)	163,442

Income from operations	98,857	937	99,794	39,729	1,437	41,166
Investment income (loss)	2,813	—	2,813	(1,203)	—	(1,203)
Interest expense	(734)	—	(734)	(377)	—	(377)
Other non-operating expenses, net	(622)	—	(622)	(668)	—	(668)

Income before income taxes	100,314	937	101,251	37,481	1,437	38,918
Income tax expense	(38,687)	(358)	(39,045)	(15,202)	(549)	(15,751)

Net income	$ 61,627	$ 579	$ 62,206	$ 22,279	$ 888	$ 23,167

Earnings per share:
Basic	$ 1.00	$ —	$ 1.00	$ 0.36	$ 0.02	$ 0.38
Diluted	0.97	0.01	0.98	0.35	0.02	0.37

Shares used in computing earnings per share:
Basic	61,916	—	61,916	61,508	—	61,508
Diluted	63,397	—	63,397	62,902	—	62,902

	SIX MONTHS ENDED JUNE 30, 2005			THREE MONTHS ENDED JUNE 30, 2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands, except per share data)

Revenue	$ 363,399	$ (215)	$ 363,184	$ 185,305	$ (205)	$ 185,100
Costs of revenue (exclusive of items shown separately below)	100,749	—	100,749	49,495	—	49,495
Selling, general and administrative	124,962	—	124,962	64,908	—	64,908
Depreciation	24,331	—	24,331	12,296	—	12,296
Amortization	3,677	—	3,677	2,455	—	2,455
Other operating expenses	627	—	627	643	—	643

Operating expenses	254,346	—	254,346	129,797	—	129,797

Income from operations	109,053	(215)	108,838	55,508	(205)	55,303
Investment income	5,927	—	5,927	3,038	—	3,038
Interest expense	(6,812)	—	(6,812)	(5,850)	—	(5,850)
Other non-operating (expenses) income, net	(350)	—	(350)	140	—	140

Income before income taxes	107,818	(215)	107,603	52,836	(205)	52,631
Income tax expense	(39,720)	82	(39,638)	(18,846)	78	(18,768)

Net income	$ 68,098	$ (133)	$ 67,965	$ 33,990	$ (127)	$ 33,863

Earnings per share:
Basic	$ 1.11	$ —	$ 1.11	$ 0.55	$ —	$ 0.55
Diluted	1.06	—	1.06	0.53	—	0.53

Shares used in computing earnings per share:
Basic	61,138	—	61,138	61,330	—	61,330
Diluted	64,285	—	64,285	64,425	—	64,425

22	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30, 2006

	As Previously Reported	Adjustments	As Restated

(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 259,460	$ —	$ 259,460
Accounts receivable, net	124,324	—	124,324
Prepaid expenses	16,927	—	16,927
Deferred income taxes	9,715	(1,423)	8,292
Other current assets	7,183	—	7,183

Total current assets	417,609	(1,423)	416,186
Property and equipment, net	148,788	(2,076)	146,712
Goodwill	984,289	—	984,289
Identifiable intangible assets, net	84,340	—	84,340
Other long-term assets	2,012	—	2,012

Total assets	$ 1,637,038	$ (3,499)	$ 1,633,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 85,884	$ —	$ 85,884
Accrued expenses	40,521	(5,563)	34,958
Income taxes payable	—	2,398	2,398
Other current liabilities	8,106	1,837	9,943

Total current liabilities	134,511	(1,328)	133,183
Long-term debt	265,000	—	265,000
Long-term liabilities	43,226	(627)	42,599

Total liabilities	442,737	(1,955)	440,782

Commitments and contingencies
Stockholders’ equity:
Common stock	625	—	625
Additional paid-in capital	1,293,083	17,946	1,311,029
Common stock repurchased	(161,449)	—	(161,449)
Retained earnings	42,727	(19,490)	23,237
Accumulated other comprehensive income	19,315	—	19,315

Total stockholders’ equity	1,194,301	(1,544)	1,192,757

Total liabilities and stockholders’ equity	$ 1,637,038	$ (3,499)	$ 1,633,539

23	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SIX MONTHS ENDED JUNE 30,	2006			2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands)

Cash flows from operating activities
Net income	$ 61,627	$ 579	$ 62,206	$ 68,098	$ (133)	$ 67,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,517	—	25,517	24,331	—	24,331
Loss on leased properties	18,526	(1,599)	16,927	—	—	—
Amortization of identifiable intangible assets	8,913	—	8,913	3,677	—	3,677
Non-cash, stock-based compensation	7,210	—	7,210	605	—	605
Loss on available for sale investments	3,956	—	3,956	—	—	—
Deferred income tax	3,829	(611)	3,218	32,915	(82)	32,833
Bad debt expense	2,165	—	2,165	1,330	—	1,330
Amortization of debt issuance and exchange costs	17	—	17	6,060	—	6,060
Other changes in long-term assets, liabilities and equity	343	—	343	963	—	963
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	5,186	—	5,186	(11,460)	—	(11,460)
Accounts payable	(308)	—	(308)	3,489	—	3,489
Accrued expenses	(16,862)	—	(16,862)	(9,544)	—	(9,544)
Income taxes payable	(1,803)	969	(834)	(824)	—	(824)
Changes in other current assets and liabilities	3,096	662	3,758	552	215	767

Net cash provided by operating activities	121,412	—	121,412	120,192	—	120,192

Cash flows from investing activities
Proceeds from sale of available-for-sale investments	304,443	—	304,443	98,056	—	98,056
Acquisitions of businesses, net of cash acquired	(194,943)	—	(194,943)	(214,517)	—	(214,517)
Acquisition of property and equipment	(35,139)	—	(35,139)	(22,767)	—	(22,767)
Acquisition of available-for-sale investments	(9,330)	—	(9,330)	(74,418)	—	(74,418)
Other investing activities	300	—	300	—	—	—

Net cash provided by (used in) investing activities	65,331	—	65,331	(213,646)	—	(213,646)

Cash flows from financing activities
Common stock repurchased	(161,449)	—	(161,449)	—	—	—
Proceeds from the issuance of common stock	5,600	—	5,600	19,941	—	19,941
Reduction of income taxes paid due to windfall tax benefits	2,181	—	2,181	—	—	—
Other financing activities	219	—	219	(557)	—	(557)

Net cash provided by (used in) financing activities	(153,449)	—	(153,449)	19,384	—	19,384

Effect of exchange rate changes	3,082	—	3,082	(3,026)	—	(3,026)

Net increase in cash and cash equivalents	36,376	—	36,376	(77,096)	—	(77,096)
Cash and cash equivalents:
at beginning of period	223,084	—	223,084	194,752	—	194,752

at end of period	$ 259,460	$ —	$ 259,460	$ 117,656	$ —	$ 117,656

24	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

NOTE 3. ACQUISITIONS OF BUSINESSES

On April 6, 2006, we purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively “Stockbyte”) for $135.0 million in net cash (excluding direct acquisition costs). Stockbyte was a privately held stock photography agency based in Tralee, Ireland that licensed royalty-free imagery to its customers through distributors, including Getty Images, Inc., and through its two websites, www.stockbyte.com and www.stockdisc.com. We have integrated this business into ours, including redirecting both of their websites to www.gettyimages.com. The purchase was funded from existing cash and cash equivalents. The purchase price (including direct costs of the acquisition and liabilities assumed) was allocated primarily to goodwill ($110.2 million) and identifiable intangible assets ($21.4 million).

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., a privately held stock photography company located in Calgary, Alberta, Canada, for $50.0 million in cash. iStockphoto, Inc. licenses royalty-free imagery exclusively through its website, www.istockphoto.com, and is a leader in the micropayment licensing model (i.e. licensing imagery for as little as one dollar). The purchase was funded from existing cash and cash equivalents. The purchase price (including direct costs of the acquisition and liabilities incurred) was allocated primarily to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million).

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

We completed additional business acquisitions after the second quarter of 2006. Please see discussion of these acquisitions in Note 11. Subsequent Events.

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

NOTE 5. DEBT

Our $265.0 million convertible subordinated debentures may be converted at the holder’s option if the closing price of our common stock during a relevant measurement period as defined in the indenture is more than $73.30 per share. The ability for the holders to convert expires on the last day of each quarter unless the conversion condition is met again in that quarter. This conversion condition was met during the quarter ended December 31, 2005 and therefore we classified the $265.0 million of debentures as short-term debt on our December 31, 2005 balance sheet. The conversion condition was not met during the quarter ended June 30, 2006 and therefore we classified the debentures as long-term on our June 30, 2006 balance sheet. The closing price of our common stock on July 31, 2006 was $46.65 per share.

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

During the fourth quarter of 2006, we received two notices of a purported default from certain holders of our debentures. See discussion of these notices in Note 11. Subsequent Events.

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

25	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

In 2007, we replaced this facility with a new facility. For more information, see Note 11. Subsequent Events.

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

26	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

See discussion of additional shares repurchased subsequent to the end of the second quarter in Note 11. Subsequent Events.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2006	2005	2006	2005

(In thousands)	(as restated)	(as restated)	(as restated)	(as restated)

Net income	$ 23,167	$ 33,863	$ 62,206	$ 67,965
Net unrealized gains (losses) on revaluation of long-term intercompany balances, net of income taxes	7,817	(12,540)	9,800	(15,689)
Net foreign currency translation adjustment gains (losses)	20,532	(903)	22,098	(443)
Net unrealized gains (losses) on short-term investments [1]	3,996	1,401	4,023	(516)

Total comprehensive income	$ 55,512	$ 21,821	$ 98,127	$ 51,317

[1]

In the second quarter of 2006, we transferred $4.0 million in losses out of accumulated other comprehensive income and into investment (loss) income. Gains and losses transferred out of accumulated other comprehensive income and into investment income (loss) were insignificant in 2005.

27	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

Accumulated other comprehensive income (loss) consisted of the following at the reported balance sheet dates:

	JUNE 30, 2006	DECEMBER 31, 2005

(In thousands)	(as restated)	(as restated)

Accumulated net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	$ 11,074	$ 1,274
Accumulated net foreign currency translation adjustment gains (losses)	8,241	(13,857)
Accumulated net unrealized losses on short-term investments	—	(4,023)

Total accumulated other comprehensive income (loss)	$ 19,315	$ (16,606)

Deferred taxes are not provided on unrealized foreign exchange gains and losses on foreign currency denominated long-term intercompany balances or on translation adjustments, with the exception of those in the United Kingdom, because we expect that these investments in our foreign subsidiaries will be permanent. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

NOTE 9. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,

	2006	% of Revenue	2005	% of Revenue	2006	% of Revenue	2005	% of Revenue

(In thousands, except percentages, as restated)

United States	$ 81,437	40%	$ 76,759	42%	$ 165,618	41%	$ 154,816	43%
United Kingdom	28,400	14%	28,032	15%	55,025	14%	53,464	15%
Germany	17,191	8%	14,785	8%	33,362	8%	29,381	8%
France	12,211	6%	11,242	6%	23,919	6%	21,355	6%
Rest of world	65,369	32%	54,282	29%	127,113	31%	104,168	28%

Total revenue	$ 204,608	100%	$ 185,100	100%	$ 405,037	100%	$ 363,184	100%

NOTE 10. LOSS ON LEASED PROPERTIES

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

28	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

In 2007, we subleased all of our excess space in New York and Seattle, and this information was factored into our lease loss accruals recorded in the second quarter of 2006. We restated the loss that we had recorded in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 through this Form 10-Q/A. The loss was reduced by $1.6 million. As a result of the loss on subleases recorded during the second quarter of 2006, our lease loss accruals became significant again. Our accrued losses on leased properties changed in 2006 as follows:

	Restructuring	Acquisition Related	Total

(In thousands)

Balance at December 31, 2005	$1,398	$3,351	$4,749
Additional charges and adjustments	19,277	(261)	19,016
Reduction of accrued losses due to cash payments	(402)	(359)	(761)
Accretion expense	115	—	115
Effects of foreign currency translation	5	250	255

Balance at June 30, 2006	$20,393	$2,981	$23,374
Current amount	4,135	2,981	7,116
Long-term amount	16,258	—	16,258

See Note 11 for more information on the subleases entered into in 2007.

NOTE 11. SUBSEQUENT EVENTS

Acquisitions of Businesses

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

The sublease agreements entered into in 2007 have been factored into our loss on leased properties. See Note 10 for more information.

Debt

SENIOR CREDIT FACILITY

On March 19, 2007, we replaced our $100.0 million unsecured senior revolving credit facility with U.S. Bank with a new $350 million 364-day senior unsecured revolving credit facility with U.S. Bank, as Administrative Agent and Sole Lead Arranger (the Facility). The

29	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

The Facility is subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility. However, we believe the purported default under the indenture to the Debentures based on our failure to file our Quarterly Report on Form 10-Q for the third quarter of 2006 by the prescribed filing date under SEC regulations (disclosed most recently in our Current Report on Form 8-K dated February 21, 2007 and further discussed below), will not create an event of default under the Facility. Under the terms of the Facility, we must become current on our periodic SEC filings by June 14, 2007 to avoid an event of default.

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

30	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 1

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

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Many of the statements made in Item 2 of this Amendment No. 1 on Form 10-Q/A to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 are “forward-looking” and are based on our current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of our views as of the date this document is filed with the SEC. Examples of such forward-looking statements contained in this Item 2 include, but are not limited to, the statements concerning trends in revenue, costs and expenses, gross margin, liquidity and capital resources; our accounting estimates, assumptions and judgments; the impact of the restatement of our historical financial statements in connection with the Special Committee investigation and management’s internal review of our historical equity award grant practices and other remedial actions to be taken in connection therewith; the impact of the new accounting rules and pronouncements related to the expensing of stock options; the impact of our recent business acquisitions and our ability to integrate new operations successfully; the competitive nature of and anticipated growth in our markets; our ability to maintain our competitive position in the industry; the outcome of the ongoing government inquiry and pending litigation regarding our historical equity grant practices, as well as the claims of default under the indenture governing our 0.5% convertible subordinated debentures; and the impact thereof on our business; our prospective needs for, and anticipated source of, additional capital and our ability to secure such additional capital. The foregoing and other forward-looking statements can often be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend,” “predict,” “may,” “might,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these and other similar words. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially and adversely from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control.

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

The following should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto in this Form 10-Q/A as well as with our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A.

31	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our financial results, which is more fully described in the Explanatory Note in Part 1, Item 1 and in Note 2 to our Condensed Consolidated Financial Statements in this Form 10-Q/A.

The restatement related to our historical equity award practices did not impact our Condensed Consolidated Statements of Income presented in this Form 10-Q/A. The restatement of our second quarter 2005 and 2006 Condensed Consolidated Statements of Income was due to adjustments to our lease loss accrual for certain excess leased facilities in New York (2006 only) and adjustment of revenue and deferred revenue for fees paid by photographers for making certain of their images available for license on our website for two years (in 2005 and 2006). This restatement is illustrated below:

RESTATEMENT OF CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2006			THREE MONTHS ENDED JUNE 30, 2006

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 405,699	$ (662)	$ 405,037	$ 204,771	$ (163)	$ 204,608
Costs of revenue (exclusive of items shown separately below)	102,947	—	102,947	50,681	—	50,681
Selling, general and administrative	152,137	—	152,137	77,861	—	77,861
Depreciation	25,517	—	25,517	13,260	—	13,260
Amortization	8,913	—	8,913	5,182	—	5,182
Restructuring costs	18,526	(1,599)	16,927	18,092	(1,600)	16,492
Other operating income	(1,198)	—	(1,198)	(34)	—	(34)

Operating expenses	306,842	(1,599)	305,243	165,042	(1,600)	163,442

Income from operations	98,857	937	99,794	39,729	1,437	41,166
Investment income (loss)	2,813	—	2,813	(1,203)	—	(1,203)
Interest expense	(734)	—	(734)	(377)	—	(377)
Other non-operating expenses, net	(622)	—	(622)	(668)	—	(668)

Income before income taxes	100,314	937	101,251	37,481	1,437	38,918
Income tax expense	(38,687)	(358)	(39,045)	(15,202)	(549)	(15,751)

Net income	$ 61,627	$ 579	$ 62,206	$ 22,279	$ 888	$ 23,167

Earnings per share:
Basic	$ 1.00	$ —	$ 1.00	$ 0.36	$ 0.02	$ 0.38
Diluted	0.97	0.01	0.98	0.35	0.02	0.37

Shares used in computing earnings per share:
Basic	61,916	—	61,916	61,508	—	61,508
Diluted	63,397	—	63,397	62,902	—	62,902

32	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

RESTATEMENT OF CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2005			THREE MONTHS ENDED JUNE 30, 2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(In thousands, except per share data)

Revenue	$ 363,399	$ (215)	$ 363,184	$ 185,305	$ (205)	$ 185,100
Costs of revenue (exclusive of items shown separately below)	100,749	—	100,749	49,495	—	49,495
Selling, general and administrative	124,962	—	124,962	64,908	—	64,908
Depreciation	24,331	—	24,331	12,296	—	12,296
Amortization	3,677	—	3,677	2,455	—	2,455
Other operating expenses	627	—	627	643	—	643

Operating expenses	254,346	—	254,346	129,797	—	129,797

Income from operations	109,053	(215)	108,838	55,508	(205)	55,303
Investment income	5,927	—	5,927	3,038	—	3,038
Interest expense	(6,812)	—	(6,812)	(5,850)	—	(5,850)
Other non-operating (expenses) income, net	(350)	—	(350)	140	—	140

Income before income taxes	107,818	(215)	107,603	52,836	(205)	52,631
Income tax expense	(39,720)	82	(39,638)	(18,846)	78	(18,768)

Net income	$ 68,098	$ (133)	$ 67,965	$ 33,990	$ (127)	$ 33,863

Earnings per share:
Basic	$ 1.11	$ —	$ 1.11	$ 0.55	$ —	$ 0.55
Diluted	1.06	—	1.06	0.53	—	0.53

Shares used in computing earnings per share:
Basic	61,138	—	61,138	61,330	—	61,330
Diluted	64,285	—	64,285	64,425	—	64,425

GENERAL

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Form 10-Q/A and with our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A.

Critical Accounting Policies and Estimates and Assumptions

There were no material changes in our critical accounting policies and estimates and assumptions during the first two quarters of 2006.

Loss on Leased Properties

We lease office space in New York through an agreement that expires in March of 2015 and are subleasing a portion of that space to a subtenant through an agreement that expires in February of 2007. During the second quarter of 2006, we completed our evaluation of our options regarding the use of the subleased facilities and determined that after the sublease expires, we will permanently exit all of the excess (subleased) space. As a result of this decision, we recognized a non-cash loss on leased property of approximately $16.9 million in the second quarter of 2006 for the expected cost over the remaining term of the lease, write-off of leasehold improvements and adjustments to deferred rent.

In 2007, we subleased all of our excess space in New York and Seattle, and this information was factored into our lease loss accruals recorded in the second quarter of 2006. We restated the loss that we had recorded in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 through this Form 10-Q/A. The loss was reduced by $1.6 million. See Subsequent Events below for more information on the subleases entered into in 2007.

We carry other lease loss accruals on our balance sheet and adjust these accruals upon entering into subleases for the associated facilities and upon material changes in our assumptions. Immaterial adjustments were made to these accruals during the periods presented and are included within loss on leased properties in our consolidated statements of income.

33	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

Acquisitions of Businesses

On April 6, 2006, we purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively “Stockbyte”) for $135.0 million in net cash (excluding direct acquisition costs). Stockbyte was a privately held stock photography agency based in Tralee, Ireland that licensed royalty-free imagery to its customers through distributors, including Getty Images, Inc., and through its two websites, www.stockbyte.com and www.stockdisc.com. We have integrated this business into ours, including redirecting both of their websites to www.gettyimages.com. The purchase was funded from existing cash and cash equivalents. The purchase price (including direct costs of the acquisition and liabilities assumed) was allocated primarily to goodwill ($110.2 million) and identifiable intangible assets ($21.4 million).

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., a privately held stock photography company located in Calgary, Alberta, Canada, for $50.0 million in cash. iStockphoto, Inc. licenses royalty-free imagery exclusively through its website, www.istockphoto.com, and is a leader in the micropayment licensing model (i.e. licensing imagery for as little as one dollar). The purchase was funded from existing cash and cash equivalents. The purchase price (including direct costs of the acquisition and liabilities incurred) was allocated primarily to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million).

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

We completed additional business acquisitions after the second quarter of 2006. Please see discussion of these acquisitions under Subsequent Events below.

RESULTS OF OPERATIONS

Below are selected highlights of our results of operations. All figures in the tables are shown in thousands, except percentages and price per image figures.

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,

	2006	2005		2006	2005

PORTFOLIO REVENUE AS A PERCENTAGE OF TOTAL REVENUE
Rights-managed still imagery	41%	43%		42%	44%
Royalty-free still imagery	38%	38%		37%	37%
Editorial imagery	12%	11%		12%	11%
Film	5%	5%		6%	6%
Other	4%	3%		3%	2%

APPROXIMATE AVERAGE PRICE PER IMAGE BY PORTFOLIO [1,2]
Rights-managed still imagery	$ 570	$ 580		$ 575	$ 600
Royalty-free still imagery	240	235	[3]	245	230	[3]
Film	555	580		565	595

AVERAGE COST OF REVENUE BY PORTFOLIO
Rights-managed still imagery	34%	33%		34%	33%
Royalty-free still imagery	15%	21%		16%	23%
Editorial imagery	25%	19%		24%	21%
Film	25%	28%		27%	29%

[1]	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore price per image is not provided for editorial imagery.

[2]

All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images licensed to our customers (excluding prepackaged CDs, images licensed through subscriptions, micropayments and imagery licensed through delegates).

[3]	These prior period figures have been adjusted to conform to current period presentation.

34	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

Revenue

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended June 30 (as restated)	$ 204,608	100.0	$ 185,100	100.0	$ 19,508	10.5
Six months ended June 30 (as restated)	405,037	100.0	363,184	100.0	41,853	11.5

Excluding the impact of changes in foreign currency exchange rates, revenue increased approximately $23.7 million or 12.8% for the second quarter of 2006 and approximately $54.4 million or 15.0% for the first six months of 2006 over the corresponding periods of 2005. Revenue increased across all geographic areas year over year. The overall increase in revenue was due mainly to higher volumes of images licensed from our rights-managed portfolio and a higher average price per royalty-free image licensed. The rights-managed volume increase was experienced worldwide, except in the Americas for the second quarter of 2006, where volumes were consistent year over year. Increases in average price per royalty-free image arose through selective price increases tied to increased quality and investment in this imagery and through a shift in the mix of images licensed within our royalty-free portfolio towards higher priced imagery. Also contributing to the increase in revenue year over year, as a result of a business acquisition in the first quarter of 2006, is revenue from micropayment licenses, which are licenses of lower priced royalty-free imagery, generally at higher volumes. Micropayment revenue has been excluded from our calculation and discussion of price per royalty-free image licensed.

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

Cost of Revenue

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended June 30	$ 50,681	24.8	$ 49,495	26.7	$ 1,186	2.4
Six months ended June 30	102,947	25.4	100,749	27.7	2,198	2.2

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

Selling, General and Administrative Expenses (SG&A)

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended June 30	$ 77,861	38.0	$ 64,908	35.1	$ 12,953	20.0
Six months ended June 30	152,137	37.6	124,962	34.4	27,175	21.7

Excluding the impact of changes in foreign currency exchange rates, SG&A increased approximately $14.3 million or 22.0% for the second quarter of 2006 and approximately $31.0 million or 24.8% for the first six months of 2006 over the corresponding periods of 2005. These increases were due mainly to increased payroll costs, including: increased stock-based compensation expense (a $3.6 million and $6.6 million increase, respectively), increased payroll for employees who have joined the company through business acquisitions since the second quarter of 2005, additional sales people hired in 2006, and annual salary increases effective April of 2006. Advertising and marketing expenses also increased year over year by $2.6 million and $4.3 million for the three and six months ended June 30, 2006, respectively.

As a percentage of revenue, SG&A increased approximately 3% over the first half of 2006. Approximately 2% of this increase was due to increased stock-based compensation. The remainder of the increase was generated by the other items discussed above.

35	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

Income from Operations

	2006	Operating margin	2005	Operating margin	$ change	% change

Three months ended June 30 (as restated)	$41,166	20.1	$55,303	29.9	$(14,137)	(25.6)
Six months ended June 30 (as restated)	99,794	24.6	108,838	30.0	(9,044)	(8.3)

Income from operations and operating margin decreased year over year due to net losses related to leased properties ($16.5 million and $16.9 million for the second quarter and first half of 2006, respectively). See further discussion of these losses in the “General – Loss on Leased Properties” section of this MD&A. Income from operations and operating margin were also lowered by increased selling, general and administrative expenses (as discussed above) and amortization, which increased due to the acquisition of businesses late in the second quarter of 2005 and in 2006. These items were offset, in part, by the lower average royalty rate, primarily on licenses of royalty-free imagery (as discussed above).

Investment (Loss) Income

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended June 30	$ (1,203)	(0.6)	$ 3,038	1.6	$ (4,241)	(139.6)
Six months ended June 30	2,813	0.7	5,927	1.6	(3,114)	(52.5)

In the second quarter of 2006, we sold all of our short-term investments and realized an associated $4.0 million loss. This loss and lower short-term investment balances resulting from acquisitions of businesses and repurchases of our common stock caused the decrease in interest income year over year, offset in part by an increase in interest rates.

RESULTS OF OPERATIONS OUTLOOK

At the time of filing the Original Form 10-Q, for 2006, we expected to report: double digit revenue growth; increased selling, general and administrative expenses and depreciation; and amortization more than double that reported in 2005 due to intangible assets acquired through business acquisitions. The net result of this is that we expected to report an operating margin comparable to that reported in 2005. We also expected to report an effective income tax rate of approximately 37%. These expectations did not include the impact of stock-based compensation, net losses related to leased properties, the $4.0 million loss on investments sold in the second quarter of 2006, future changes in foreign currency exchange rates or future acquisitions of businesses, if any. For a discussion of actual results of the full fiscal year 2006, see our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A.

FINANCIAL CONDITION

Liquidity

	JUNE 30, 2006	DECEMBER 31, 2005

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$ 259,460	$ 518,275
Working capital	$ 283,003	$ 248,293
Current ratio	3.12	1.62

A reclassification of our debentures from short-term to long-term due to a conversion condition no longer having been met caused the increase in our working capital and current ratio in 2006. Had we not reclassified the debentures, our working capital and current ratio would have been $18.0 million and 1.05, respectively, at June 30, 2006. This decline in working capital from year-end is due to $194.9 million in cash paid for businesses acquired and $161.4 million in cash paid for repurchases of our common stock, offset in part by cash flows generated from operations. Cash flows provided by operating activities increased to $121.4 million for the first half of 2006 from $120.2 million for the first half of 2005. Growth in operating cash flows was offset in part by a significant increase in cash paid for income taxes, which were $37.5 million for the first half of 2006 compared to $9.8 million for the first half of 2005.

36	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

Cash flows provided by investing activities increased $279.0 million in 2006 over the first half of 2005, due mainly to the sale of all of our short-term investments and a decrease in cash paid for businesses acquired, offset in part by an increase in capital expenditures. Capital expenditures increased $12.4 million year over year for the first half of 2006 primarily due to increased acquisitions of imagery. At the time of the Original Form 10-Q, we expected capital expenditures to total approximately $60 million to $65 million for the full year of 2006. They ultimately totaled approximately $62 million.

CASH FLOWS USED IN FINANCING ACTIVITIES

During the second quarter of 2006, we repurchased 2.5 million shares of our common stock in the open market for $161.4 million. Our current authorization from our Board of Directors allows us to repurchase up to $250.0 million of our common stock. See discussion of additional share repurchases under Subsequent Events below.

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

In 2007, we replaced this facility with a new facility. For more information, see Subsequent Events below.

Contractual Obligations and Rights

There have been no material changes in our contractual obligations and rights since year end that were outside of the ordinary course of business.

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

37	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, have been reduced by estimated forfeitures and are being recorded as selling, general and administrative expenses over the remaining vesting periods or capitalized as applicable.

We adopted SFAS No. 123(R) using the modified prospective transition method, which means that we will not restate prior period financial statements. The impact of our equity compensation plans on our income statement may vary greatly depending on the number of RSUs and stock options granted and the future price of our common stock. However, at the time of filing the Original Form 10-Q, we anticipated that expense associated with our equity compensation plans would reduce 2006 diluted earnings per share by approximately $0.16. This estimate was based on a range of estimated prices of our common stock and then current expectations of the number of RSUs and stock options that may be issued. See our 2006 Form 10-K for the actual impact of this statement on our full fiscal year 2006 financial statements.

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

SEC Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”

On September 13, 2006, the staff of the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstate -

38	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

ments based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

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

SUBSEQUENT EVENTS

Acquisitions of Businesses

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

The sublease agreements entered into in 2007 have been factored into our loss on leased properties. See the discussion under General, Loss on Leased Properties above for more information.

39	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

Debt

SENIOR CREDIT FACILITY

On March 19, 2007, we replaced our $100.0 million unsecured senior revolving credit facility with U.S. Bank National Association (U.S. Bank) with a new $350 million 364-day senior unsecured revolving credit facility with U.S. Bank, as Administrative Agent and Sole Lead Arranger (the Facility). The Facility initially makes $200 million available for borrowing but allows us to increase the available funds to $350 million within the first six months of the term of the Facility, provided there shall not have occurred any material adverse changes in the business, assets condition (financial or otherwise), operations, results of operations or prospects of the Company from June 30, 2006 through the date we exercise our rights to increase the available funds. Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of 0.5% convertible subordinated debentures (the Debentures), and working capital requirements.

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

The Facility is subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility. However, we believe the purported default under the indenture to the Debentures based on our failure to file our Quarterly Report on Form 10-Q for the third quarter of 2006 by the prescribed filing date under SEC regulations (disclosed most recently in our Current Report on Form 8-K dated February 21, 2007 and further discussed below), will not create an event of default under the Facility. Under the terms of the Facility, we must become current on our periodic SEC filings by June 14, 2007 to avoid an event of default.

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

40	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

During 2006, we repurchased approximately 3.5 million shares for $207.7 million under the amended plan. The repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. Our share repurchase program was suspended in November 2006 when we were not able to file our Third Quarter 10-Q in a timely manner. The stock repurchase program will be reviewed after we become current with our SEC filings and a decision will be made at that time whether to continue with the program and at what level. Our repurchase activity subsequent to the end of the quarter is summarized in the following table:

QUARTERLY PERIOD	(a) Total number of shares purchased	(b) Average price paid per share [1]	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs

				(In thousands)

July 1, 2006 – September 30, 2006	214,211	$63.61	214,211	$74,918	[2]
October 1, 2006 – December 31, 2006 [3]	756,555	43.05	756,555	42,324	[2]

	970,766		970,766

[1]	Average price paid per share does not include associated transaction fees.
[2]	This amount is based on an authorization of $250 million.
[3]	The repurchase program was suspended in November 2006.

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

41	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

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

Our Financial Results and Stock Price May Fluctuate

We expect our revenues and operating results to vary from quarter to quarter due to a number of factors, both within and outside of our control. Some of the factors that may affect our revenues and operating results include the following:

•	demand for our existing and new imagery and related services, and those of our competitors;

42	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

•	changes in our pricing or licensing models, policies and practices and those of our competitors;

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

43	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

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

We Have Claims and Lawsuits against Us that May Result in Adverse Outcomes

We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

44	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

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

We May Have Additional Tax Liabilities

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, we are involved in many transactions where the ultimate tax determination may be uncertain. We are regularly under audit by tax authorities. Although we believe our tax provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and reserves. The final determination of such tax liabilities, could have a material effect on our income tax provision, net income, earnings per share, or cash flows in the period or periods for which that determination is made.

45	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 2

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

FOREIGN CURRENCY EXCHANGE RATE RISK

Based on our forward foreign currency exchange contracts outstanding at June 30, 2006 and December 31, 2005, a hypothetical 10% weakening of the U.S. dollar against the exchange rates for the foreign currencies bought or sold through our forward foreign currency exchange contracts would result in exchange losses of approximately $2.7 million and gains of $3.1 million, respectively. A hypothetical 10% strengthening of the U.S. dollar would result in losses and gains of similar amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures certain of these contracts are hedging.

Based on our forward foreign currency exchange contracts outstanding at June 30, 2006 and December 31, 2005, a hypothetical 10% weakening of the British pound against the exchange rates for the foreign currencies to be bought or sold through our forward foreign currency exchange contracts would result in an exchange loss of approximately $1.0 million and a negligible exchange loss,

46	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART I	ITEM 3

respectively. A hypothetical 10% strengthening of the British pound would result in gains of similar amounts. However, these hypothetical gains or losses would be offset, at least in part, by losses or gains generated from revaluing the underlying exposures certain of these contracts are hedging.

There have been no other material changes in our exposure to market risks since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

When we filed our Original Form 10-Q, we disclosed our conclusion that our disclosure controls and procedures were effective and that, at that time, there was no change in internal control over financial reporting. As a result of the restatement discussed above, our CEO and CFO re-evaluated the effectiveness our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006, as discussed below.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, these disclosure controls and procedures were effective. In arriving at this conclusion, management considered, among other things, the control deficiencies related to accounting for equity compensation and the conclusions of the Special Committee following an extensive review of our equity compensation grant practices. They considered specifically that while we used incorrect accounting measurement dates for certain equity compensation grants, those errors were not a result of fraud and that our equity compensation grant practices had improved significantly since 2002. The control deficiencies related to accounting for equity compensation and the control environment resulted in the need to restate our previously-issued financial statements as disclosed in Note 2. “Restatement of Previously Issued Financial Statements” to our Condensed Consolidated Financial Statements. Management has concluded that such control deficiencies that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of June 30, 2006 because management determined that as of June 30, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and, therefore, the current likelihood of our financial statements being materially misstated is remote.

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

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of June 30, 2006, we considered the process and controls that resulted in the need to restate our previously issued financial statements. In 2004, in compliance with the requirements of the Sarbanes-Oxley Act of 2002, we implemented improved procedures, documentation and processes to provide improved internal controls over our stock option granting, accounting and administration. These improvements included adding reviews and reconciliations around the equity granting process, improved documentation, increased communication between departments regarding the equity award granting and accounting processes and standardized processes for recommending and approving new awards.

The company believes that these changes remediated the historical deficiency in internal control over equity award accounting. Consequently, this matter does not constitute a control deficiency as of June 30, 2006.

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

47	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART II	ITEM 1

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

A description of our risk factors is included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein. The description updates and replaces the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our subsequent filings with the SEC. The reader should read such risk factors in conjunction with those contained in our 2006 Form 10-K to be filed immediately after we file this Form 10-Q/A. Set forth below is a summary of the material changes to the risk factors that we have previously disclosed:

•	We have updated the risk factors relating to the review of our stock option practices and pending regulatory inquiries and litigation; and

•	We have updated the risk factors relating to:

•	the competition we face in the industry;

•	the potential fluctuation of our financial results and stock price;

•	our ability to protect our intellectual property rights and to defend from third-party claims relating to intellectual property;

•	our ability to attract and retain talented employees;

•	any potential tax liability and asset impairment; and

•	the effect of any change in the accounting rules to which we are subject.

48	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART II	ITEM 2

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

MONTHLY PERIOD	(a) Total number of shares purchased	(b) Average price paid per share [1]	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs

				(In thousands)

April 1, 2006 – April 30, 2006	—	$ —	—	$ 150,000	[2]
May 1, 2006 – May 31, 2006	1,200,898	62.45	1,200,898	175,000	[3]
June 1, 2006 – June 30, 2006	1,314,610	65.70	1,314,610	88,627	[3]

	2,515,508		2,515,508

[1]	Average price paid per share does not include associated transaction fees.
[2]	This amount is based on an authorization of $150 million.
[3]	This amount is based on an authorization of $250 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See discussion of a purported event of default on our convertible subordinated debentures in our subsequent events discussions in Note 11. to our Condensed Consolidated Financial Statements and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on Tuesday, May 2, 2006, in Seattle, Washington, at which the following matters were submitted to a vote of the stockholders:

(a) Votes regarding the election of two directors for a term expiring in 2009 were as follows:

TERM EXPIRING IN 2009	For	Withheld

Jonathan D. Klein	57,313,290	352,774
Michael A. Stein	57,201,179	464,885

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

TERM EXPIRING IN 2007	Term Expiring in 2008

James N. Bailey	Mark H. Getty
Andrew S. Garb	Christopher H. Sporborg
David Landau

Effective May 17, 2006, Dr. David Landau resigned from our Board of Directors. Dr. Landau had been a director since September 17, 2003.

49	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	PART II	ITEM 4

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

(b) Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm to serve for the fiscal year ending December 31, 2006 were as follows:

For	Against	Abstentions

56,520,795	1,117,979	27,290

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index beginning on page 51 for a list of all exhibits filed as part of this Form 10-Q/A.

50	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

June 12, 2007

51	GETTY IMAGES, INC.	Q2 2006	FORM 10-Q/A	EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.1	*	Employment agreement between Thomas Oberdorf and Getty Images, Inc. effective June 12, 2006 (1)

12.1		Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1		Section 302 Certification by Jonathan D. Klein, CEO

31.2		Section 302 Certification by Thomas Oberdorf, CFO

32.1		Section 906 Certification by Jonathan D. Klein, CEO

32.2		Section 906 Certification by Thomas Oberdorf, CFO

*	Indicates management contracts or compensatory plans or arrangements.
(1)	Attached as Exhibit 10.1 to our original Quarterly Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 7, 2006.