Form 10-Q
period 2006-09-30
GETTY IMAGES INC
filed 2007-06-13
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒                                Accelerated filer  ☐                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At April 30, 2007, there were 59,222,196 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

1	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	EXPLANATORY NOTE

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (this “Form 10-Q”), we are restating each of our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005 and amending our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for these same periods. This Form 10-Q generally does not reflect events that have occurred after the third quarter of 2006, or modify or update the disclosures presented in this Form 10-Q, except to reflect the effects of the restatement, to update the risks we face as a result of our historical equity compensation grant practices, and to clarify certain related disclosures.

Immediately prior to filing this Form 10-Q, we filed Amendment No. 1 on Form 10-Q/A to each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 (the “First Quarter 10-Q/A”) and June 30, 2006 (the “Second Quarter 10-Q/A”), and immediately after we file this Form 10-Q, we will file our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”). The First Quarter 10-Q/A and Second Quarter 10-Q/A contained restated financial information for the corresponding quarters and year-to-date periods ended March 31, 2006 and March 31, 2005 and June 30, 2006 and June 30, 2005. In this Form 10-Q, we restate our condensed consolidated financial statements for the three and nine months ended September 30, 2005. In the 2006 Form 10-K, we will restate our (1) consolidated financial statements for our fiscal years ended December 31, 2005 and 2004, (2) selected consolidated financial data for our fiscal years ended December 31, 2005, 2004, 2003 and 2002, and (3) unaudited quarterly financial data for all quarters in 2005 and the first and second quarters of 2006.

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

Other than by the First Quarter 10-Q/A and Second Quarter 10-Q/A, previously filed periodic reports covering the periods described above have not been amended and should not be relied upon. You may rely upon this Form 10-Q and our 2006 Form 10-K, which we plan to file immediately after we file this Form 10-Q.

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

2	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	EXPLANATORY NOTE

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

3	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	EXPLANATORY NOTE

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

The company also reviewed prior modifications made to previously granted options and determined that we did not record the appropriate amount of compensation expense for some of the modifications (“Modified Options”). We did not record the appropriate amount of stock-based compensation expense under APB Opinion No. 25 related to Adjusted or Modified Options in our previously issued financial statements, and are recording these expenses in this Form 10-Q.

Impact of Restatement

The restatements included in this Form 10-Q and the 2006 Form 10-K to be filed immediately after we file this Form 10-Q include equity compensation adjustments arising from the Special Committee investigation and management’s internal review, as well as from deferred tax adjustments related to certain long-term intercompany loans and adjustments to revenue and deferred revenue that were previously considered immaterial to our Consolidated Financial Statements as well as revisions to our loss on leased properties. The income statement impact of the restatement is as follows:

YEARS ENDED DECEMBER 31,	Total effect at December 31, 2005	2005	2004	Cumulative effect at December 31, 2003	2003	2002	2001	2000	1999	1998

(in thousands)

Net income, as previously reported		$149,703	$106,650
Additional compensation expense [1]	$(27,204)			$(27,204)	$(1,294)	$(2,706)	$(4,784)	$(15,710)	$(2,481)	$(229)
Tax related effects	7,862		(128)	7,990	1,814	676	1,110	3,847	500	43

Additional compensation expense, net of tax [1]	(19,342)		(128)	(19,214)	$520	$(2,030)	$(3,674)	$(11,863)	$(1,981)	$(186)
Other adjustments, net of tax	(727)	(342)	(110)	(275)

Total decrease in net income	$(20,069)	(342)	(238)	$(19,489)

Net income, as restated		$149,361	$106,412

[1]	Amounts resulted from improper measurement dates for stock awards and modifications.

4	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	EXPLANATORY NOTE

The table below shows the after-tax equity compensation expense as originally reported, the amount of the additional compensation expense and the restated equity compensation expense for all years that were restated.

AFTER-TAX COMPENSATION EXPENSE	2003	2002	2001	2000	1999	1998

(in thousands)

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

If certain of the Adjusted or Modified Options are not repriced, the holders of such options will, upon exercise of the options, incur personal income taxes and penalties in accordance with Internal Revenue Code (IRC) Section 409A (and other state tax laws) beyond what they would have incurred were the options not adjusted or modified. Certain of these options have already been exercised and therefore incremental taxes and penalties have been incurred by the holders, while other affected options remain outstanding. We are

5	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	EXPLANATORY NOTE

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

The following tables reflect the impact of the additional non-cash charges for equity-based compensation expense and other adjustments, and the related tax effects on the:

•	consolidated statements of income for the years ended December 31, 2005 and 2004;

•	consolidated balance sheet as of December 31, 2005;

•	consolidated statements of cash flows for the years ended December 31, 2005 and 2004;

•	condensed consolidated statements of income for the three and nine months ended September 30, 2005; and

•	condensed consolidated statement of cash flows for the nine months ended September 30, 2005.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands, except per share data)

Revenue	$ 733,729	$ (553)	$ 733,176	$ 622,427	$ (177)	$ 622,250
Costs of revenue (exclusive of items shown separately below)	196,887	—	196,887	172,684	—	172,684
Selling, general and administrative	252,103	—	252,103	225,128	—	225,128
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization	9,519	—	9,519	4,559	—	4,559
Other operating expenses (income)	717	—	717	(1,187)	—	(1,187)

Operating expenses	507,798	—	507,798	454,160	—	454,160

Income from operations	225,931	(553)	225,378	168,267	(177)	168,090
Investment income	11,991	—	11,991	9,133	—	9,133
Interest expense	(7,618)	—	(7,618)	(3,828)	—	(3,828)
Other non-operating expenses, net	350	—	350	467	—	467

Income before income taxes	230,654	(553)	230,101	174,039	(177)	173,862
Income tax expense	(80,951)	211	(80,740)	(67,389)	(61)	(67,450)

Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412

Earnings per share:
Basic	$ 2.43	$ —	$ 2.43	$ 1.81	$ (0.01)	$ 1.80
Diluted	2.28	(0.01)	2.27	1.72	—	1.72

Shares used in computing earnings per share:
Basic	61,567	—	61,567	59,006	—	59,006
Diluted	65,744	—	65,744	62,031	—	62,031

6	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	EXPLANATORY NOTE

CONSOLIDATED BALANCE SHEET

	DECEMBER 31, 2005

	As previously reported	Adjustments	As restated

(in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 223,084	$ —	$ 223,084
Short-term investments	295,191	—	295,191
Accounts receivable, net	107,020	—	107,020
Prepaid expenses	11,815	—	11,815
Other current assets	8,553	—	8,553

Total current assets	645,663	—	645,663
Property and equipment, net	127,497	—	127,497
Goodwill	804,804	—	804,804
Identifiable intangible assets, net	50,206	—	50,206
Deferred income taxes, net	30,704	(877)	29,827
Other long-term assets	4,211	—	4,211

Total assets	$ 1,663,085	$ (877)	$ 1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 72,344	$ —	$ 72,344
Accrued expenses	38,676	—	38,676
Deferred income taxes, net	17,677	(449)	17,228
Other current liabilities	2,948	1,174	4,122
Short-term debt	265,000	—	265,000

Total current liabilities	396,645	725	397,370
Long-term liabilities	23,480	—	23,480

Total liabilities	420,125	725	420,850

Commitments and contingencies
Stockholders’ equity:
Common stock	623	—	623
Additional paid-in capital	1,278,048	18,262	1,296,310
Accumulated deficit	(18,900)	(20,069)	(38,969)
Accumulated other comprehensive loss	(16,811)	205	(16,606)

Total stockholders’ equity	1,242,960	(1,602)	1,241,358

Total liabilities and stockholders’ equity	$ 1,663,085	$ (877)	$ 1,662,208

7	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	EXPLANATORY NOTE

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands)

Cash flows from operating activities
Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412
Adjustments to reconcile net income to net cash provided by operating activities:
Employee stock-based compensation	1,269	—	1,269	576	—	576
Reduction of income taxes paid due to the tax benefit from employee stock based compensation	65,034	3,754	68,788	3,233	1,587	4,820
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization of identifiable intangible assets	9,519	—	9,519	4,559	—	4,559
Amortization of debt issuance and exchange costs	6,060	—	6,060	1,915	—	1,915
Deferred income taxes	5,898	(3,965)	1,933	51,197	(1,526)	49,671
Bad debt expense	2,739	—	2,739	3,239	—	3,239
Other changes in long-term assets, liabilities and equity	2,763	—	2,763	3,031	—	3,031
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(15,159)	—	(15,159)	(16,006)	—	(16,006)
Accounts payable	(9,783)	—	(9,783)	(530)	—	(530)
Accrued expenses	(8,776)	—	(8,776)	(2,510)	—	(2,510)
Income taxes payable	(2,486)	—	(2,486)	(4,039)	—	(4,039)
Changes in other current assets and liabilities	1,924	553	2,477	(1,709)	177	(1,532)

Net cash provided by operating activities	257,277	—	257,277	202,582	—	202,582

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(234,432)	—	(234,432)	(25,611)	—	(25,611)
Acquisition of available-for-sale investments	(101,575)	—	(101,575)	(341,671)	—	(341,671)
Proceeds from available-for-sale investments	129,619	—	129,619	263,398	—	263,398
Acquisition of property and equipment	(57,766)	—	(57,766)	(36,723)	—	(36,723)
Other investing activities	(643)	—	(643)	46	—	46

Net cash used in investing activities	(264,797)	—	(264,797)	(140,561)	—	(140,561)

Cash flows from financing activities
Proceeds from the issuance of common stock	42,172	—	42,172	73,998	—	73,998
Other financing activities	(558)	—	(558)	(1,429)	—	(1,429)

Net cash provided by financing activities	41,614	—	41,614	72,569	—	72,569

Effect of exchange rate changes	(5,762)	—	(5,762)	3,144	—	3,144

Net increase in cash and cash equivalents	28,332	—	28,332	137,734	—	137,734
Cash and cash equivalents:
Beginning of year	194,752	—	194,752	57,018	—	57,018

End of year	$ 223,084	$ —	$ 223,084	$ 194,752	$ —	$ 194,752

8	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	EXPLANATORY NOTE

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2005			THREE MONTHS ENDED SEPTEMBER 30, 2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands, except per share data)

Revenue	$ 547,916	$ (406)	$ 547,510	$ 184,516	$ (191)	$ 184,325
Costs of revenue (exclusive of items shown separately below)	148,260	—	148,260	47,510	—	47,510
Selling, general and administrative	188,270	—	188,270	63,309	—	63,309
Depreciation	36,090	—	36,090	11,759	—	11,759
Amortization	6,421	—	6,421	2,744	—	2,744
Loss on leased properties, net	838	—	838	329	—	329
Other operating expenses	267	—	267	148	—	148

Operating expenses	380,146	—	380,146	125,799	—	125,799

Income from operations	167,770	(406)	167,364	58,717	(191)	58,526
Investment income	8,715	—	8,715	2,787	—	2,787
Interest expense	(7,246)	—	(7,246)	(433)	—	(433)
Other non-operating expenses, net	115	—	115	464	—	464

Income before income taxes	169,354	(406)	168,948	61,535	(191)	61,344
Income tax expense	(62,196)	155	(62,041)	(22,475)	73	(22,402)

Net income	$ 107,158	$ (251)	$ 106,907	$ 39,060	$ (118)	$ 38,942

Earnings per share:
Basic	$ 1.75	$ (0.01)	$ 1.74	$ 0.63	$ —	$ 0.63
Diluted	1.64	—	1.64	0.60	(0.01)	0.59

Shares used in computing earnings per share:
Basic	61,368	—	61,368	61,820	—	61,820
Diluted	65,299	—	65,299	65,622	—	65,622

9	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	EXPLANATORY NOTE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2005

	As previously reported	Adjustments	As restated

(in thousands)

Cash flows from operating activities
Net income	$ 107,158	$ (251)	$ 106,907
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	52,957	(155)	52,802
Depreciation	36,090	—	36,090
Amortization of identifiable intangible assets	6,421	—	6,421
Amortization of debt issuance and exchange costs	6,060	—	6,060
Bad debt expense	1,569	—	1,569
Employee stock-based compensation	944	—	944
Loss on leased properties, net	838		838
Other changes in long-term assets, liabilities and equity	412	—	412
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(15,461)	—	(15,461)
Accounts payable	(6,887)	—	(6,887)
Accrued expenses	(10,215)	—	(10,215)
Income taxes payable	(600)	—	(600)
Changes in other current assets and liabilities	2,060	406	2,466

Net cash provided by operating activities	181,346	—	181,346

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(231,881)	—	(231,881)
Acquisition of available-for-sale investments	(77,768)	—	(77,768)
Proceeds from sale of available-for-sale investments	101,012	—	101,012
Acquisition of property and equipment	(44,723)	—	(44,723)
Other investing activities	(594)	—	(594)

Net cash used in investing activities	(253,954)	—	(253,954)

Cash flows from financing activities
Proceeds from the issuance of common stock	33,216	—	33,216
Other financing activities	(558)	—	(558)

Net cash provided by financing activities	32,658	—	32,658

Effect of exchange rate changes	(3,564)	—	(3,564)

Net increase in cash and cash equivalents	(43,514)	—	(43,514)
Cash and cash equivalents:
at beginning of period	194,752	—	194,752

at end of period	$ 151,238	$ —	$ 151,238

GETTY IMAGES, INC.	Q3 2006	FORM 10-Q

1	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005	2006	2005

(In thousands, except per share amounts)		(as restated)		(as restated)

Revenue	$ 197,917	$ 184,325	$ 602,955	$ 547,510
Cost of revenue (exclusive of items shown separately below)	50,298	47,510	153,245	148,260
Selling, general and administrative expenses (including stock-based compensation of $4,249 and $339 for the three months ended September 30, 2006 and 2005, respectively and $11,459 and $944 for the nine months ended September 30, 2006 and 2005, respectively)	73,624	63,309	225,761	188,270
Depreciation	13,899	11,759	39,416	36,090
Amortization	5,507	2,744	14,420	6,421
Loss on leased properties, net	(134)	329	16,793	838
Other operating expenses (income)	531	148	(667)	267

Operating expenses	143,725	125,799	448,968	380,146

Income from operations	54,192	58,526	153,987	167,364
Investment income	2,295	2,787	5,108	8,715
Interest expense	(394)	(433)	(1,128)	(7,246)
Other non-operating income (expenses)	185	464	(437)	115

Income before income taxes	56,278	61,344	157,530	168,948
Income tax expense	(18,952)	(22,402)	(57,997)	(62,041)

Net income	$ 37,326	$ 38,942	$ 99,533	$ 106,907

Earnings per share
Basic	$ 0.62	$ 0.63	$ 1.63	$ 1.74
Diluted	0.62	0.59	1.60	1.64

Shares used in computing earnings per share
Basic	59,791	61,820	61,200	61,368
Diluted	60,577	65,622	62,231	65,299

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005

(In thousands)		(as restated)

ASSETS
Current assets
Cash and cash equivalents	$290,654	$223,084
Short-term investments	—	295,191
Accounts receivable, net	121,742	107,020
Income taxes receivable	10,480	3,780
Prepaid expenses	15,847	11,815
Deferred income taxes, net	11,214	—
Other current assets	2,102	4,773

Total current assets	452,039	645,663
Property and equipment, net	147,767	127,497
Goodwill	985,244	804,804
Identifiable intangible assets, net	79,210	50,206
Deferred income taxes, net	—	29,827
Other long-term assets	1,842	4,211

Total assets	$1,666,102	$1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$73,829	$72,344
Accrued expenses	35,482	38,676
Income taxes payable	2,398	—
Deferred income taxes, net	—	17,228
Short-term debt	—	265,000
Other current liabilities	11,214	4,122

Total current liabilities	122,923	397,370
Long-term debt	265,000	—
Deferred income taxes, net	7,388	—
Other long-term liabilities	47,530	23,480

Total liabilities	442,841	420,850

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	625	623
Additional paid-in capital	1,316,440	1,296,310
Common stock repurchased	(175,082)	—
Retained earnings (Accumulated deficit)	60,564	(38,969)
Accumulated other comprehensive income (loss) (Note 9)	20,714	(16,606)

Total stockholders’ equity	1,223,261	1,241,358

Total liabilities and stockholders’ equity	$1,666,102	$1,662,208

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid-In Capital	Common Stock Repurchased	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands)

Balance at December 31, 2005 (as reported)	62,265	$ 623	$ 1,278,048	$ —	$ (18,900)	$ (16,811)	$ 1,242,960
Cumulative effect of restatement on prior years	—	—	18,262	—	(20,069)	205	(1,602)

Balance at December 31, 2005 (as restated)	62,265	623	1,296,310	—	(38,969)	(16,606)	1,241,358
Net income	—	—	—	—	99,533	—	99,533

Other comprehensive income	—	—	—	—	—	37,320	37,320
Common stock repurchased	(2,730)	—	—	(175,082)	—	—	(175,082)
Stock-based compensation expense	—	—	12,069	—	—	—	12,069
Restricted stock unit vesting	18	—	—	—	—	—	—
Restricted stock units forfeited	—	—	(340)	—	—	—	(340)
Stock options exercised	257	2	6,824	—	—	—	6,826
Tax benefit from stock option exercises and restricted stock unit vesting	—	—	1,577	—	—	—	1,577

Balance at September 30, 2006	59,810	$ 625	$ 1,316,440	$ (175,082)	$ 60,564	$ 20,714	$ 1,223,261

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30,	2006	2005

(In thousands)		(restated)

Cash flows from operating activities
Net income	$ 99,533	$ 106,907
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	39,416	36,090
Loss on leased properties, net	16,793	838
Amortization of identifiable intangible assets	14,420	6,421
Employee stock-based compensation	11,459	944
Loss on sale of available-for-sale investments	3,956	—
Deferred income taxes	8,665	52,802
Bad debt expense	3,056	1,569
Amortization of debt issuance and exchange costs	42	6,060
Other changes in long-term assets, liabilities and equity, net	90	412
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	10,911	(15,461)
Accounts payable	(14,265)	(6,887)
Accrued expenses	(17,811)	(10,215)
Income taxes payable	(412)	(600)
Changes in other current assets and liabilities, net	5,680	2,466

Net cash provided by operating activities	181,533	181,346

Cash flows from investing activities
Proceeds from available-for-sale investments	304,443	101,012
Acquisition of businesses, net of cash acquired	(196,018)	(231,881)
Acquisition of property and equipment	(49,603)	(44,723)
Acquisition of available-for-sale investments	(9,330)	(77,768)
Other investing activities	300	(594)

Net cash provided by (used in) investing activities	49,792	(253,954)

Cash flows from financing activities
Common stock repurchased	(175,082)	—
Proceeds from the issuance of common stock	6,826	33,216
Reduction of income taxes paid due to windfall tax benefits	2,385	—
Other financing activities	107	(558)

Net cash (used in) provided by financing activities	(165,764)	32,658

Effects of exchange rate changes	2,009	(3,564)

Net increase (decrease) in cash and cash equivalents	67,570	(43,514)
Cash and cash equivalents, beginning of period	223,084	194,752

Cash and cash equivalents, end of period	$ 290,654	$ 151,238

See Note 2. “Restatement of Previously Issued Financial Statements” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

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

Quarterly Results

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S.). Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Management believes that the Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary to a fair statement of our results of operations, financial position and cash flows for the interim periods presented. The condensed information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in our 2006 Form 10-K to be filed immediately after we file this Form 10-Q.

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, restricted stock, restricted stock units and our convertible subordinated debentures.

6	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005	2006	2005

(In thousands, except per share amounts)		(restated)		(restated)

Basic Earnings per Share
Income available to common stockholders (numerator)	$ 37,326	$ 38,942	$ 99,533	$ 106,907
Weighted average common shares outstanding (denominator)	59,791	61,820	61,200	61,368
Basic earnings per share	$ 0.62	$ 0.63	$ 1.63	$ 1.74

Diluted Earnings per Share
Income available to common stockholders (numerator)	$ 37,326	$ 38,942	$ 99,533	$ 106,907

Weighted average common shares outstanding	59,791	61,820	61,200	61,368
Effect of dilutive securities
0.5% convertible subordinated debentures	—	2,514	—	2,514
Stock options	774	1,274	1,002	1,409
Restricted stock and restricted stock units	12	14	29	8

Total weighted average common shares and dilutive securities (denominator)	60,577	65,622	62,231	65,299

Diluted earnings per share	$ 0.62	$ 0.59	$ 1.60	$ 1.64

Approximately 2.0 million and 1.5 million common shares potentially issuable from stock options for the three and nine months ended September 30, 2006, respectively, were excluded from the computations of diluted earnings per share because they were anti-dilutive. There were no common shares potentially issuable excluded from the computations in 2005.

For purposes of calculating diluted earnings per share for all future periods in which our convertible subordinated debentures remain outstanding, we will not include any associated incremental shares in periods where the average closing price of our common stock for the last five trading days of the reporting period is at or below $61.08 per share because no shares would be issuable upon conversion at or below this price. In periods where the average closing price of our common stock exceeds $61.08 per share, we will include the number of shares that would be issuable upon full conversion of the debentures, up to a theoretical maximum of approximately 6.9 million incremental shares. The following table shows the approximate number of incremental shares we would include in diluted weighted average shares outstanding at various stock prices, assuming $265.0 million of convertible subordinated debentures outstanding:

Average closing price per share of common stock for the last five trading days of the reporting period	$ 62	$ 70	$ 80	$ 90	$ 100	$ 120	$ 150	$ 250	$ 1,500	$ 2,900
Incremental dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

The closing price of our common stock on October 31, 2006 was $43.31 per share.

Short-Term Investments

In the second quarter of 2006, we sold all of our short-term investments and realized an associated $4.0 million loss. We had previously intended to hold these investments until we had substantially recovered the cost of the investments; therefore, we had previously recorded them as unrealized losses within accumulated other comprehensive income. In the second quarter of 2006, we decided to sell these investments when our Board of Directors authorized an increase in our share repurchase program, and we decided to begin purchasing shares under this authorization.

7	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

We had no short-term investments outstanding at September 30, 2006. Short-term investments consisted of the following available-for-sale investments at December 31, 2005:

DECEMBER 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$ 175,135	$ —	$ (3,369)	$ 171,766
Auction rate securities	70,375	—	—	70,375
Corporate bonds	39,757	8	(512)	39,253
U.S. Treasury obligations	6,035	—	(150)	5,885
Money market funds	7,912	—	—	7,912

Total short-term investments	$ 299,214	$ 8	$ (4,031)	$ 295,191

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $15.1 million and $13.7 million at September 30, 2006 and December 31, 2005, respectively. Provisions for doubtful accounts recorded during the three months ended September 30, 2006 and 2005 totaled $0.9 million and $0.2 million, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $3.1 million and $1.6 million, respectively. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Approximately 9% and 11% of our accounts receivable balance, net of allowances for doubtful accounts and sales returns, was more than 90 days old at September 30, 2006 and December 31, 2005, respectively. Both of these percentages are within the normal range for our business.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		SEPTEMBER 30, 2006			DECEMBER 31, 2005

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$ 304,886	$ (241,077)	$ 63,809	$ 266,638	$ (211,889)	$ 54,749
Computer software developed for internal use	3	100,240	(70,660)	29,580	82,586	(61,135)	21,451
Leasehold improvements	2-20	35,855	(18,692)	17,163	35,998	(16,513)	19,485
Archival imagery	40	21,888	(5,285)	16,603	20,445	(4,526)	15,919
Computer hardware and software purchased	3	110,416	(94,827)	15,589	96,788	(86,160)	10,628
Furniture, fixtures and studio equipment	5	34,838	(29,842)	4,996	32,226	(27,038)	5,188
Other property and equipment	3-4	471	(444)	27	436	(359)	77

Totals		$ 608,594	$ (460,827)	$ 147,767	$ 535,117	$ (407,620)	$ 127,497

Depreciation of computer software developed for internal use was $4.5 million and $2.9 million for the three months ended September 30, 2006 and 2005, respectively, and $15.9 million and $9.5 million for the nine months ended September 30, 2006 and 2005, respectively.

8	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

Goodwill

We performed our annual goodwill impairment test as of August 31, 2006 for our two operating segments and determined that there was no impairment as of this date. Goodwill changed during the first nine months of 2006 as follows:

(In thousands)

Balance at December 31, 2005	$ 804,804
Acquisitions of businesses	159,404
Effects of foreign currency translation	21,036

Balance at September 30, 2006	$ 985,244

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

			SEPTEMBER 30, 2006			DECEMBER 31, 2005

	Range of Estimated Useful Lives (in years)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks, trade names and copyrights	2-10	[1]	$ 46,649	$ (12,086)	$ 34,563	$ 37,392	$ (8,651)	$ 28,741
Customer lists, contracts and relationships	2-7		54,623	(22,685)	31,938	32,770	(15,497)	17,273
Other identifiable intangible assets	2-10		20,209	(7,500)	12,709	7,179	(2,987)	4,192

Totals			$ 121,481	$ (42,271)	$ 79,210	$ 77,341	$ (27,135)	$ 50,206

[1]	Included in trademarks, trade names and copyrights above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

Based on balances at September 30, 2006, expected amortization of identifiable intangible assets for the next five years, including amortization recorded during the first nine months of 2006, is as follows:

FISCAL YEAR

(In thousands)

2006	$19,652
2007	19,116
2008	16,270
2009	9,671
2010	6,415

Leases

Rent expense, net of sublease income, was $4.5 million and $4.7 million for the three months ended September 30, 2006 and 2005, respectively, and $13.5 million and $14.5 million for the nine months ended September 30, 2006 and 2005, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented. See discussion of losses we have recorded on leased properties in Note 5. Lease Loss Accruals and Note 11. Loss on Leased Properties.

9	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

Employee Stock-Based Compensation

Through our stock-based compensation program, our Board of Directors is authorized to grant restricted stock units (RSUs), stock options with exercise prices equal to no less than the market price of our common stock on the grant date, and other stock-based awards. Our stock-based compensation program is intended to attract, retain and motivate employees and directors of the company, and to align stockholder and employee interests.

A total of 16 million shares of our common stock are authorized for issuance through our stock-based compensation program, of which approximately 1.7 million are available for future issuance as of September 30, 2006. Shares subject to RSUs or options that are forfeited, cancelled or otherwise expire prior to vesting or exercise, as the case may be, are available for re-issuance. All employees are eligible to receive compensation through the program, though not all employees are issued stock-based compensation each year. RSUs generally have a four-year vesting schedule, with 25% vesting on each anniversary of the grant date. Stock options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion of the remainder vesting monthly over the remaining three years. However, we granted stock options to our chief executive officer in the second quarter of 2006 that vest over four years, with 20%, 20%, 20% and 40% vesting on each subsequent anniversary of the grant date, respectively. Stock options become exercisable when vested and remain exercisable through the remainder of the term except that we generally cancel options 90 days after the date of termination of the recipient’s employment or service with us.

IMPACT OF SFAS NO. 123(R) ON 2006 RESULTS OF OPERATIONS

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” See discussion of this statement under “Recent Accounting Pronouncements” below and illustration of the impact on our 2006 results of operations in the table immediately below:

	THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands, except per share amounts)

SFAS No. 123(R) stock-based compensation	$ 4,473	$ 12,069
Amounts capitalized as computer software developed for internal use and contemporary imagery	(224)	(610)

Impact on income from operations	4,249	11,459
Income tax benefit	(1,423)	(3,842)

Impact on net income	$ 2,826	$ 7,617
Impact on basic earnings per share	$ 0.05	$ 0.12
Impact on diluted earnings per share	0.05	0.12

10	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

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

	THREE MONTHS ENDED SEPTEMBER 30, 2005	NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands, except per share amounts)	(as restated)	(as restated)

Net income
As reported	$ 38,942	$ 106,907
Add: APB Opinion No. 25 employee stock-based compensation, net of income taxes	221	558
Deduct: SFAS No. 123 employee stock-based compensation, net of income taxes	(11,214)	(14,364)

Pro forma net income	$ 27,949	$ 93,101

Basic earnings per share
As reported	$ 0.63	$ 1.74
Pro forma	0.45	1.52

Diluted earnings per share
As reported	$ 0.59	$ 1.64
Pro forma	0.43	1.42

Shares used in computing pro forma earnings per share
Basic	61,820	61,368
Diluted	65,717	65,412

STOCK OPTIONS

The following table presents stock option activity for the first nine months of 2006:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)
Balance at December 31, 2005	3,720	$45.26	2,914	$42.96
Granted	250	62.25
Exercised	(257)	26.47
Forfeited	(190)	64.12

Balance at September 30, 2006	3,523	46.82	2,858	44.05

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

11	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

on the option grant date for a U.S. Treasury zero-coupon issue with a term equal to the expected term of the stock options. We calculated the expected term based on actual historical exercise and vesting history for our chief executive officer’s awards adjusted for the stock options he held at the grant date, which we assumed are exercised ratably over the remaining lives of the awards. We did not issue any other stock options during the first nine months of 2006.

The weighted average grant date fair value of stock options issued in the first nine months of 2005 was $20.36 per share. This fair value was calculated using a Black-Scholes multiple option valuation model with:

•	expected share price volatility of 40%;

•	a risk free rate of return of 3.43%;

•	an expected term from vest date of 2 years; and

•	no expected dividends.

The aggregate intrinsic value of stock options exercised (the market price of our common stock at the time of exercise less the strike price) in the first nine months of 2006 and 2005 was $10.7 million and $65.7 million, respectively.

The following table summarizes information relating to options outstanding and options exercisable at September 30, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICES	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)

$ 9.88 – $ 25.43	626	3.21	$19.67	626	$19.67
25.44 – 30.00	70	4.34	27.65	67	27.63
30.01 – 30.32	800	3.58	30.32	800	30.32
30.33 – 47.75	583	5.65	36.15	445	35.89
47.76 – 70.07	592	8.57	59.21	179	56.89
70.08 – 92.65	852	8.94	82.54	741	82.78

9.88 – 92.65	3,523	6.00	46.82	2,858	44.05

The weighted average remaining contractual life of options exercisable at September 30, 2006 is 5.4 years.

The aggregate intrinsic value of options vested at September 30, 2006 is $42.6 million (based on the market price of our common stock on this date). The aggregate intrinsic value of options vested plus those not yet vested but expected (at September 30, 2006) to vest is $44.5 million. There are approximately 3.5 million options vested or expected to vest (those outstanding less estimated forfeitures), with a weighted average exercise price of $46.74 and a weighted average remaining contractual term of 5.7 years.

Total compensation cost not yet recognized for unvested stock options at September 30, 2006 was $11.0 million, which we expect to recognize over a weighted average period of approximately 2.7 years.

RESTRICTED STOCK UNITS (RSUs)

The following table presents RSU activity for the first nine months of 2006:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share

	(In thousands)

Balance at December 31, 2005	59	$70.83
Issued	755	67.90
Vested	(23)	68.32
Forfeited	(28)	80.07

Balance at September 30, 2006	763	67.67

12	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

The grant date fair value of an RSU is the market price of our common stock on the date of issuance, while the intrinsic value of an RSU is the market price of our common stock at the time of vesting. The aggregate intrinsic value of RSUs vested in the first nine months of 2006 and 2005 was $1.5 million and $0.3 million, respectively. Total compensation cost not yet recognized for unvested RSUs at September 30, 2006 was $36.2 million, which we expect to recognize over a weighted average period of 3.4 years.

Advertising and Marketing

Advertising and marketing costs expensed during the three months ended September 30, 2006 and 2005 totaled $5.5 million and $3.2 million, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $15.2 million and $8.6 million, respectively. Prepaid marketing materials were insignificant at September 30, 2006 and December 31, 2005.

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

13	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

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

14	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As announced on November 9, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to the company’s equity compensation grant practices and related accounting for equity compensation grants. The Special Committee consisted of two independent members of our Board of Directors. The Special Committee was assisted in their investigation by independent outside legal counsel.

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

15	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

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

The company also reviewed prior modifications made to previously granted options and determined that we did not record the appropriate amount of compensation expense for some of the modifications (“Modified Options”). We did not record the appropriate amount of stock-based compensation expense under APB Opinion No. 25 related to Adjusted or Modified Options in our previously issued financial statements, and are recording these expenses in this Form 10-Q.

16	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

Impact of Restatement

The restatements included in this Form 10-Q and the 2006 Form 10-K to be filed immediately after we file this Form 10-Q include equity compensation adjustments arising from the Special Committee investigation and management’s internal review, as well as deferred tax adjustments related to certain long-term intercompany loans and adjustments to revenue and deferred revenue previously considered immaterial to our Consolidated Financial Statements as well as revisions to our loss on leased properties. The income statement impact of the restatement is as follows:

YEARS ENDED DECEMBER 31,	Total effect at December 31, 2005	2005	2004	Cumulative effect at December 31, 2003	2003	2002	2001	2000	1999	1998

(in thousands)

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

(in thousands)

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

17	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

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

The following tables reflect the impact of the additional non-cash charges for equity-based compensation expense and other adjustments, and the related tax effects on the:

•	consolidated statements of income for the years ended December 31, 2005 and 2004;

•	consolidated balance sheet as of December 31, 2005;

•	consolidated statements of cash flows for the years ended December 31, 2005 and 2004;

•	condensed consolidated statements of income for the three and nine months ended September 30, 2005; and

•	condensed consolidated statement of cash flows for the nine months ended September 30, 2005.

18	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands, except per share data)

Revenue	$ 733,729	$ (553)	$ 733,176	$ 622,427	$ (177)	$ 622,250
Costs of revenue (exclusive of items shown separately below)	196,887	—	196,887	172,684	—	172,684
Selling, general and administrative	252,103	—	252,103	225,128	—	225,128
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization	9,519	—	9,519	4,559	—	4,559
Other operating expenses (income)	717	—	717	(1,187)	—	(1,187)

Operating expenses	507,798	—	507,798	454,160	—	454,160

Income from operations	225,931	(553)	225,378	168,267	(177)	168,090
Investment income	11,991	—	11,991	9,133	—	9,133
Interest expense	(7,618)	—	(7,618)	(3,828)	—	(3,828)
Other non-operating expenses, net	350	—	350	467	—	467

Income before income taxes	230,654	(553)	230,101	174,039	(177)	173,862
Income tax expense	(80,951)	211	(80,740)	(67,389)	(61)	(67,450)

Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412

Earnings per share:
Basic	$ 2.43	$ —	$ 2.43	$ 1.81	$ (0.01)	$ 1.80
Diluted	2.28	(0.01)	2.27	1.72	—	1.72

Shares used in computing earnings per share:
Basic	61,567	—	61,567	59,006	—	59,006
Diluted	65,744	—	65,744	62,031	—	62,031

19	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

CONSOLIDATED BALANCE SHEET

	DECEMBER 31, 2005

	As previously reported	Adjustments	As restated

(in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$ 223,084	$ —	$ 223,084
Short-term investments	295,191	—	295,191
Accounts receivable, net	107,020	—	107,020
Prepaid expenses	11,815	—	11,815
Other current assets	8,553	—	8,553

Total current assets	645,663	—	645,663
Property and equipment, net	127,497	—	127,497
Goodwill	804,804	—	804,804
Identifiable intangible assets, net	50,206	—	50,206
Deferred income taxes, net	30,704	(877)	29,827
Other long-term assets	4,211	—	4,211

Total assets	$ 1,663,085	$ (877)	$ 1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 72,344	$ —	$ 72,344
Accrued expenses	38,676	—	38,676
Deferred income taxes, net	17,677	(449)	17,228
Other current liabilities	2,948	1,174	4,122
Short-term debt	265,000	—	265,000

Total current liabilities	396,645	725	397,370
Long-term liabilities	23,480	—	23,480

Total liabilities	420,125	725	420,850

Commitments and contingencies
Stockholders’ equity:
Common stock	623	—	623
Additional paid-in capital	1,278,048	18,262	1,296,310
Accumulated deficit	(18,900)	(20,069)	(38,969)
Accumulated other comprehensive loss	(16,811)	205	(16,606)

Total stockholders’ equity	1,242,960	(1,602)	1,241,358

Total liabilities and stockholders’ equity	$ 1,663,085	$ (877)	$ 1,662,208

20	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands)

Cash flows from operating activities
Net income	$ 149,703	$ (342)	$ 149,361	$ 106,650	$ (238)	$ 106,412
Adjustments to reconcile net income to net cash provided by operating activities:
Employee stock-based compensation	1,269	—	1,269	576	—	576
Reduction of income taxes paid due to the tax benefit from employee stock based compensation	65,034	3,754	68,788	3,233	1,587	4,820
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization of identifiable intangible assets	9,519	—	9,519	4,559	—	4,559
Amortization of debt issuance and exchange costs	6,060	—	6,060	1,915	—	1,915
Deferred income taxes	5,898	(3,965)	1,933	51,197	(1,526)	49,671
Bad debt expense	2,739	—	2,739	3,239	—	3,239
Other changes in long-term assets, liabilities and equity	2,763	—	2,763	3,031	—	3,031
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(15,159)	—	(15,159)	(16,006)	—	(16,006)
Accounts payable	(9,783)	—	(9,783)	(530)	—	(530)
Accrued expenses	(8,776)	—	(8,776)	(2,510)	—	(2,510)
Income taxes payable	(2,486)	—	(2,486)	(4,039)	—	(4,039)
Changes in other current assets and liabilities	1,924	553	2,477	(1,709)	177	(1,532)

Net cash provided by operating activities	257,277	—	257,277	202,582	—	202,582

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(234,432)	—	(234,432)	(25,611)	—	(25,611)
Acquisition of available-for-sale investments	(101,575)	—	(101,575)	(341,671)	—	(341,671)
Proceeds from available-for-sale investments	129,619	—	129,619	263,398	—	263,398
Acquisition of property and equipment	(57,766)	—	(57,766)	(36,723)	—	(36,723)
Other investing activities	(643)	—	(643)	46	—	46

Net cash used in investing activities	(264,797)	—	(264,797)	(140,561)	—	(140,561)

Cash flows from financing activities
Proceeds from the issuance of common stock	42,172	—	42,172	73,998	—	73,998
Other financing activities	(558)	—	(558)	(1,429)	—	(1,429)

Net cash provided by financing activities	41,614	—	41,614	72,569	—	72,569

Effect of exchange rate changes	(5,762)	—	(5,762)	3,144	—	3,144

Net increase in cash and cash equivalents	28,332	—	28,332	137,734	—	137,734
Cash and cash equivalents:
Beginning of year	194,752	—	194,752	57,018	—	57,018

End of year	$ 223,084	$ —	$ 223,084	$ 194,752	$ —	$ 194,752

21	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2005			THREE MONTHS ENDED SEPTEMBER 30, 2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands, except per share data)

Revenue	$ 547,916	$ (406)	$ 547,510	$ 184,516	$ (191)	$ 184,325
Costs of revenue (exclusive of items shown separately below)	148,260	—	148,260	47,510	—	47,510
Selling, general and administrative	188,270	—	188,270	63,309	—	63,309
Depreciation	36,090	—	36,090	11,759	—	11,759
Amortization	6,421	—	6,421	2,744	—	2,744
Loss on leased properties, net	838	—	838	329	—	329
Other operating expenses	267	—	267	148	—	148

Operating expenses	380,146	—	380,146	125,799	—	125,799

Income from operations	167,770	(406)	167,364	58,717	(191)	58,526
Investment income	8,715	—	8,715	2,787	—	2,787
Interest expense	(7,246)	—	(7,246)	(433)	—	(433)
Other non-operating expenses, net	115	—	115	464	—	464

Income before income taxes	169,354	(406)	168,948	61,535	(191)	61,344
Income tax expense	(62,196)	155	(62,041)	(22,475)	73	(22,402)

Net income	$ 107,158	$ (251)	$ 106,907	$ 39,060	$ (118)	$ 38,942

Earnings per share:
Basic	$ 1.75	$ (0.01)	$ 1.74	$ 0.63	$ —	$ 0.63
Diluted	1.64	—	1.64	0.60	(0.01)	0.59

Shares used in computing earnings per share:
Basic	61,368	—	61,368	61,820	—	61,820
Diluted	65,299	—	65,299	65,622	—	65,622

22	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2005

	As previously reported	Adjustments	As restated

(in thousands)

Cash flows from operating activities
Net income	$ 107,158	$ (251)	$ 106,907
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	52,957	(155)	52,802
Depreciation	36,090	—	36,090
Amortization of identifiable intangible assets	6,421	—	6,421
Amortization of debt issuance and exchange costs	6,060	—	6,060
Bad debt expense	1,569	—	1,569
Employee stock-based compensation	944	—	944
Loss on leased properties, net	838		838
Other changes in long-term assets, liabilities and equity	412	—	412
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(15,461)	—	(15,461)
Accounts payable	(6,887)	—	(6,887)
Accrued expenses	(10,215)	—	(10,215)
Income taxes payable	(600)	—	(600)
Changes in other current assets and liabilities	2,060	406	2,466

Net cash provided by operating activities	181,346	—	181,346

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(231,881)	—	(231,881)
Acquisition of available-for-sale investments	(77,768)	—	(77,768)
Proceeds from sale of available-for-sale investments	101,012	—	101,012
Acquisition of property and equipment	(44,723)	—	(44,723)
Other investing activities	(594)	—	(594)

Net cash used in investing activities	(253,954)	—	(253,954)

Cash flows from financing activities
Proceeds from the issuance of common stock	33,216	—	33,216
Other financing activities	(558)	—	(558)

Net cash provided by financing activities	32,658	—	32,658

Effect of exchange rate changes	(3,564)	—	(3,564)

Net increase in cash and cash equivalents	(43,514)	—	(43,514)
Cash and cash equivalents:
at beginning of period	194,752	—	194,752

at end of period	$ 151,238	$ —	$ 151,238

23	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

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

We completed additional business acquisitions after the third quarter of 2006. Please see discussion of these acquisitions in Note 12. Subsequent Events.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, forward foreign currency exchange contracts, accounts receivable, accounts payable and debt. Forward foreign currency exchange contracts are carried at fair value. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The fair value of our convertible debt, based on quoted market prices, was approximately $284.6 million at September 30, 2006 and $540.9 million at December 31, 2005. These fair values were $19.6 million and $275.9 million, respectively, higher than the carrying value of our debt at those dates.

NOTE 5. LEASE LOSS ACCRUALS

We carry lease loss accruals within accrued liabilities and other long-term liabilities on our balance sheet. The balances of these accruals fluctuate as a result of: entering into or terminating subleases for the associated facilities; material changes in our assumptions used to calculate the accruals; cash payments and receipts; and the passage of time (accretion expense).

In 2007, we subleased all of our excess space in New York and Seattle, and this information was factored into our lease loss accruals recorded in the second quarter of 2006. We restated the loss that we had recorded in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with our filing of our Second Quarter 10-Q/A that was filed immediately before the filing of this Form 10-Q. The loss was reduced by $1.6 million in the Second Quarter 10-Q/A.

24	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

Our accrued losses on leased properties changed in 2006 as follows:

	Restructuring	Acquisition Related	Total

(In thousands)

Balance at December 31, 2005	$ 1,398	$ 3,351	$ 4,749
Additional charges and adjustments	19,290	(278)	19,012
Reduction of accrued losses due to cash payments	(586)	(821)	(1,407)
Accretion expense	464	42	506
Effects of foreign currency translation	6	252	258

Balance at September 30, 2006	$ 20,572	$ 2,546	$ 23,118
Current amount	8,094	2,546	10,640
Long-term amount	12,478	—	12,478

NOTE 6. DEBT

Our $265.0 million convertible subordinated debentures may be converted at the holder’s option if the closing price of our common stock during a relevant measurement period as defined in the indenture is more than $73.30 per share. The ability for the holders to convert expires on the last day of each quarter unless the conversion condition is met again in that quarter. This conversion condition was met during the quarter ended December 31, 2005 and therefore we classified the $265.0 million of debentures as short-term debt on our December 31, 2005 balance sheet. The conversion condition was not met during the quarter ended September 30, 2006 and therefore we classified the debentures as long-term on our September 30, 2006 balance sheet. The closing price of our common stock on October 31, 2006 was $43.31 per share.

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

During the fourth quarter of 2006, we received two notices of a purported default from certain holders of our debentures. See discussion of these notices in Note 12. Subsequent Events.

On May 4, 2006, we entered into a $100.0 million unsecured senior revolving credit facility with U.S. Bank National Association. This credit facility is available for share repurchases, acquisitions of businesses and general corporate purposes. The interest rate on funds drawn down under the credit facility is 30-day LIBOR plus 0.5%, and there are no fees in periods when funds are not drawn down. Any funds drawn down under the credit facility are required to be repaid within the 364-day term of the facility. The credit agreement does not contain financial covenants requiring us to maintain any financial ratios. The credit agreement does contain customary affirmative and negative covenants, as well as customary events of default the occurrence of which could result in termination of the facility and the acceleration of all of our obligations thereunder. Our obligations under the facility are guaranteed by our primary U.S. operating company. No funds had been drawn down under this facility as of September 30, 2006.

In 2007, we replaced this facility with a new facility. For more information, see Note 12. Subsequent Events.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Commitments

There have been no material changes in our commitments since year end that were outside of the ordinary course of business.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure necessary model and property releases for an image we license. The standard terms of these indemnification obligations require us to defend those claims and pay related damages, if any. We typically mitigate this risk by

25	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

securing all necessary model and property releases for imagery for which we hold the copyright, and by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us. We also require contributing photographers, other imagery partners and sellers of businesses or image collections to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided or sold to us. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at September 30, 2006 and December 31, 2005. As such, we believe the estimated fair value of these liabilities is minimal.

In the ordinary course of business, we also enter into certain types of agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services; agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with directors and officers, under which we indemnify them to the full extent allowed by law against claims relating to their service to us; agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions. The nature and terms of these indemnification obligations vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we believe the estimated fair value of these liabilities is minimal, no related liabilities are recorded at September 30, 2006 or December 31, 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

Securities and Exchange Commission (SEC) Inquiry

As announced in November 2006, we had been informed by the SEC that they were initiating an informal inquiry into our historical stock option grant practices. As a result, in November 2006, we set up a Special Committee of the Board of Directors to perform, with the help of independent counsel, a review of our equity compensation grant practices and related accounting for equity compensation grants. See the “Explanatory Note” section of this Form 10-Q and the “Explanatory Note Regarding Restatements” section of the 2006 Form 10-K to be filed immediately after the filing of this Form 10-Q for additional information.

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

26	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

defending, adjudicating or settling claims for which we believe a loss is probable. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 8. SHARE REPURCHASES

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During the second and third quarters of 2006, we repurchased a total of 2.7 million shares for $175.1 million under the amended plan. These repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. Subsequent to the third quarter, we repurchased additional shares under this program and then suspended the program when it was determined this Quarterly Report on Form 10-Q could not be filed by the required filing date. For more information, see Note 12. Subsequent Events.

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005	2006	2005

(In thousands)

Net income	$ 37,326	$ 38,942	$ 99,533	$ 106,907
Net unrealized gains (losses) on revaluation of long-term intercompany balances, net of income taxes	628	(2,546)	10,428	(18,235)
Net foreign currency translation adjustment gains (losses)	769	441	22,869	(2)
Net unrealized gains (losses) on short-term investments [1]	—	(1,188)	4,023	(1,705)

Total comprehensive income	$ 38,723	$ 35,649	$ 136,853	$ 86,965

[1]

In the second quarter of 2006, we transferred $4.0 million in losses out of accumulated other comprehensive income and into investment (loss) income. Gains and losses transferred out of accumulated other comprehensive income and into investment income (loss) were insignificant in 2005.

Accumulated other comprehensive income (loss) consisted of the following at the reported balance sheet dates:

	SEPTEMBER 30, 2006	DECEMBER 31, 2005

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	$ 11,702	$ 1,274
Accumulated net foreign currency translation adjustment gains (losses)	9,012	(13,857)
Accumulated net unrealized losses on short-term investments	—	(4,023)

Total accumulated other comprehensive income (loss)	$ 20,714	$ (16,606)

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

NOTE 10. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

With the acquisition of iStockphoto, Inc. on February 9, 2006, we now operate the company in two segments, traditional licensing and micropayments. However, we aggregate these two segments for reporting purposes because they have met the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

27	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

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

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,

	2006	% of Revenue	2005	% of Revenue	2006	% of Revenue	2005	% of Revenue

(In thousands, except percentages)			(as restated)				(as restated)

United States	$ 74,539	38%	$ 79,779	43%	$ 240,157	40%	$ 234,595	43%
United Kingdom	28,517	14%	26,824	15%	83,541	14%	80,288	15%
Germany	17,539	9%	15,626	9%	50,901	8%	45,007	8%
France	11,507	6%	9,675	5%	35,426	6%	31,030	6%
Rest of world	65,815	33%	52,421	28%	192,930	32%	156,590	28%

Total revenue	$ 197,917	100%	$ 184,325	100%	$ 602,955	100%	$ 547,510	100%

NOTE 11. LOSS ON LEASED PROPERTIES

We lease office space in New York through an agreement that expires in March of 2015 and are subleasing a portion of that space to a subtenant through an agreement that expires in February of 2007. During the second quarter of 2006, we completed our evaluation of our options regarding the use of the subleased facilities and determined that after the sublease expires, we will permanently exit all of the excess (subleased) space. As a result of this decision, we recognized a loss on leased properties of $16.9 million in the second quarter of 2006 for the expected cost over the remaining term of the lease, write-off of leasehold improvements and adjustments to deferred rent. This amount reflects the effect of subleases entered into in 2007. See Note 5 and Note 12 for more information.

NOTE 12. SUBSEQUENT EVENTS

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

The sublease agreements entered into in 2007 have been factored into our loss on leased properties. See Note 5 and Note 11 for more information.

28	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

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

During the fourth quarter of 2006, we received two notices of a purported default from certain holders of our Debentures. Such notices, purportedly representing an aggregate of approximately 29% of the issued and outstanding Debentures, asserted that because we are delinquent in filing this Quarterly Report on Form 10-Q for the third quarter of 2006 with the SEC, we are in default under the indenture dated as of December 16, 2004, between the company, as issuer, and The Bank of New York, as trustee (the Trustee), relating to the Debentures. The notices of default demanded that we cure the purported default within sixty days from their receipt, after which such default would develop into an “Event of Default,” as defined in the indenture. As a result of the sixty-day cure period expiring, the Trustee gave us a Notice of Event of Default on February 21, 2007.

We believe that we have fully performed our obligations under the indenture because the indenture does not contain an express covenant requiring us to provide the trustee or the bondholders with periodic reports such as the Quarterly Report on Form 10-Q for the third quarter of 2006. While section 314(a) of the Trust Indenture Act of 1939 (the “TIA”) is incorporated into the indenture by virtue of Section 17.01 thereof and contemplates us providing the Trustee with copies of our periodic reports, we believe that the TIA does not require such reports to be provided within any prescribed period of time. We believe any default by us claimed by the Trustee and certain holders of the Debentures, if such a default existed, will be cured by the filing of this Form 10-Q and our 2006 Form 10-K, which we plan to file immediately after we file this Form 10-Q.

29	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 1

Equity

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During 2006, we repurchased approximately 3.5 million shares for $207.7 million under the amended plan. The repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. Our share repurchase program was suspended in November 2006 when we were not able to file this Form 10-Q in a timely manner. The stock repurchase program will be reviewed after we become current with our SEC filings and a decision will be made at that time whether to continue with the program and at what level. Our repurchase activity subsequent to the end of the quarter is summarized in the following table:

QUARTERLY PERIOD	(a) Total number of shares purchased	(b) Average price paid per share [1]	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs

				(in thousands)

October 1, 2006 – December 31, 2006 [3]	756,555	$ 43.05	756,555	$ 42,324	[2]

[1]	Average price paid per share does not include associated transaction fees.
[2]	This amount is based on an authorization of $250 million.
[3]	The repurchase program was suspended in November 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Many of the statements made in Item 2 of this Form 10-Q are “forward-looking” and are based on our current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of our views as of the date this document is filed with the SEC. Examples of such forward-looking statements contained in this Item 2 include, but are not limited to, the statements concerning trends in revenue, costs and expenses, gross margin, liquidity and capital resources; our accounting estimates, assumptions and judgments; the impact of the restatement of our historical financial statements in connection with the Special Committee investigation and management’s internal review of our historical equity award grant practices and other remedial actions to be taken in connection therewith; the impact of the new accounting rules and pronouncements related to the expensing of stock options; the impact of our recent business acquisitions and our ability to integrate new operations successfully; the competitive nature of and anticipated growth in our markets; our ability to maintain our competitive position in the industry; the outcome of the ongoing government inquiry and pending litigation regarding our historical equity grant practices, as well as the claims of default under the indenture governing our 0.5% convertible subordinated debentures; and the impact thereof on our business; our prospective needs for, and anticipated source of, additional capital and our ability to secure such additional capital. The foregoing and other forward-looking statements can often be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend,” “predict,” “may,” “might,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these and other similar words. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially and adversely from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control.

Potential risks and uncertainties include, among others, those specifically set forth in this section and those discussed in Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” Part II, Item 6. “Selected Consolidated Financial Data” and Part IV, Item 15(A) of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish, to the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC unless read in conjunction with all of our documents filed with, and furnished to, the SEC thereafter.

30	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

The following should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto in this Form 10-Q as well as with our 2006 Form 10-K to be filed immediately after we file this Form 10-Q.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our financial results, which is more fully described in the Explanatory Note in Part 1, Item 1 and in Note 2 to our Condensed Consolidated Financial Statements in this Form 10-Q.

The restatement related to our historical equity award practices did not impact our Condensed Consolidated Statements of Income presented in this Form 10-Q. The restatement of our third quarter 2005 Condensed Consolidated Statements of Income was due only to the revenue adjustment for fees paid by photographers for making certain of their images available for license on our website for two years. This restatement is illustrated below:

RESTATEMENT OF CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2005			THREE MONTHS ENDED SEPTEMBER 30, 2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands, except per share data)

Revenue	$ 547,916	$ (406)	$ 547,510	$ 184,516	$ (191)	$ 184,325
Costs of revenue (exclusive of items shown separately below)	148,260	—	148,260	47,510	—	47,510
Selling, general and administrative	188,270	—	188,270	63,309	—	63,309
Depreciation	36,090	—	36,090	11,759	—	11,759
Amortization	6,421	—	6,421	2,744	—	2,744
Loss on leased properties, net	838	—	838	329	—	329
Other operating expenses	267	—	267	148	—	148

Operating expenses	380,146	—	380,146	125,799	—	125,799

Income from operations	167,770	(406)	167,364	58,717	(191)	58,526
Investment income	8,715	—	8,715	2,787	—	2,787
Interest expense	(7,246)	—	(7,246)	(433)	—	(433)
Other non-operating expenses, net	115	—	115	464	—	464

Income before income taxes	169,354	(406)	168,948	61,535	(191)	61,344
Income tax expense	(62,196)	155	(62,041)	(22,475)	73	(22,402)

Net income	$ 107,158	$ (251)	$ 106,907	$ 39,060	$ (118)	$ 38,942

Earnings per share:
Basic	$ 1.75	$ (0.01)	$ 1.74	$ 0.63	$ —	$ 0.63
Diluted	1.64	—	1.64	0.60	(0.01)	0.59

Shares used in computing earnings per share:
Basic	61,368	—	61,368	61,820	—	61,820
Diluted	65,299	—	65,299	65,622	—	65,622

GENERAL

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Form 10-Q and with our 2006 Form 10-K, to be filed immediately after we file this Form 10-Q.

Critical Accounting Policies and Estimates and Assumptions

There have been no material changes in our critical accounting policies and estimates and assumptions since December 31, 2005.

31	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

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

In 2007, we subleased all of our excess space in New York and Seattle, and this information was factored into our lease loss accruals recorded in the second quarter of 2006. We restated the loss that we had recorded in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with our filing of our Second Quarter 10-Q/A that was filed immediately before the filing of this Form 10-Q. The loss was reduced by $1.6 million in the Second Quarter 10-Q/A.

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

32	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

RESULTS OF OPERATIONS

Below are selected highlights of our results of operations. All figures in the tables are shown in thousands, except percentages and price per image figures, and include the impact of changes in foreign currency exchange rates.

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,

	2006		2005		2006		2005

PORTFOLIO REVENUE AS A PERCENTAGE OF TOTAL REVENUE
Rights-managed still imagery	39%	[4]	42%		41%	[4]	43%
Royalty-free still imagery	39%		38%		38%		37%
Editorial imagery	13%		12%		12%		12%
Film	5%		5%		5%		5%
Other	4%		3%		4%		3%

APPROXIMATE AVERAGE PRICE PER IMAGE BY PORTFOLIO [1,2]
Rights-managed still imagery	$ 550	[4]	$ 560	[3]	$ 545	[4]	$ 575	[3]
Royalty-free still imagery	250		235	[3]	250		235	[3]
Film	490		545		540		580

AVERAGE COST OF REVENUE BY PORTFOLIO
Rights-managed still imagery	34%	[4]	34%		34%	[4]	33%
Royalty-free still imagery	15%		18%		16%		21%
Editorial imagery	27%		21%		25%		21%
Film	28%		27%		28%		28%

[1]	Because many editorial images are licensed on a subscription basis, price per image is not meaningful and therefore price per image is not provided for editorial imagery.

[2]

All price per image figures are rounded to the nearest $5 and represent the approximate prices of single images licensed to our customers (excluding prepackaged CDs, images licensed through subscriptions, micropayments and imagery licensed through delegates).

[3]	These prior period figures have been adjusted to conform to current period presentation.

[4]	The rights-managed figures in this table include rights-ready image licenses.

Revenue

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended September 30	$ 197,917	100.0	$ 184,325	100.0	$ 13,592	7.4
Nine months ended September 30	602,955	100.0	547,510	100.0	55,445	10.1

Excluding the impact of changes in foreign currency exchange rates, revenue increased approximately $9.8 million, or 5.3%, for the third quarter of 2006 and approximately $63.3 million, or 11.5%, for the first three quarters of 2006 over the respective periods of 2005. Revenue increased across all geographic areas for the third quarter and first three quarters of 2006 over the corresponding periods in 2005.

For the quarter, the overall increase in revenue was due primarily to licensing of micropayment images (which we did not license in 2005) and secondarily to an increase in the average price per royalty-free image licensed (excluding micropayment licenses) and increased revenue from licensing of editorial imagery. The increase in the average price per royalty-free image licensed arose primarily through selective price increases tied to increased quality and investment in this imagery. This revenue growth was offset in part by declines in the volume of both rights-managed and royalty-free images licensed and a decline in the average price per rights-

33	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

managed image licensed. The rights-managed volume declines were seen primarily in the Americas, while the royalty-free volume declines were seen in both the Americas and Europe. The decline in the average price per rights-managed image licensed arose primarily through a shift in license mix towards lower priced uses of imagery.

Year-to-date, the overall increase in revenue compared to the first three quarters of 2005 was due mainly to: licensing of micropayment images; an increase in the average price per royalty-free image licensed (excluding micropayment images licensed); an increase in the volume of rights-managed imagery licensed; and increased revenue from licenses of editorial imagery. These increases were experienced for the same reasons as discussed above for the quarter. The rights-managed volume increase was experienced worldwide early in the year, and has been partially offset by declines in more recent months. Volumes of rights-managed image licenses have declined sequentially for the past two quarters in each of our regions. In addition, volumes of royalty-free image licenses (excluding micropayment images licensed) have declined sequentially for the past two quarters in the Americas and Europe.

Cost of Revenue

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended September 30	$50,298	25.4	$47,510	25.8	$2,788	5.9
Nine months ended September 30	153,245	25.4	148,260	27.1	4,985	3.4

Cost of revenue, which consists primarily of royalties owed on imagery licensed, increased for the third quarter and first three quarters of 2006 over the corresponding periods in 2005 due to increased revenue. However, as a percentage of revenue, cost of revenue declined primarily due to a lower average royalty rate on licenses of royalty-free imagery that resulted mainly from the acquisition of Stockbyte and Digital Vision, which eliminated the royalties we paid to them. The decline in cost of revenue as a percentage of revenue was offset in part by an increase in the average royalty rate on licenses of editorial imagery that resulted mainly from licenses of exclusive entertainment imagery, which generally carries a higher royalty rate than other editorial imagery.

Selling, General and Administrative Expenses (SG&A)

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended September 30	$73,624	37.2	$63,309	34.3	$10,315	16.3
Nine months ended September 30	225,761	37.4	188,270	34.4	37,491	19.9

Excluding the impact of changes in foreign currency exchange rates, SG&A increased approximately $9.6 million, or 15.2%, for the third quarter of 2006 and approximately $40.6 million, or 21.6%, for the first three quarters of 2006 over the corresponding periods in 2005. These increases were due mainly to increased payroll costs, including: increased stock-based compensation expense; increased payroll for employees who have joined the company through business acquisitions; additional sales people hired in 2006; and annual salary increases effective April of 2006. Advertising and marketing expenses also increased over the corresponding periods in 2005.

As a percentage of revenue, SG&A increased approximately three percentage points in the first three quarters of 2006 compared to the same period in 2005. Approximately two percentage points of this increase was due to increased stock-based compensation. The remainder of the increase was generated by the other items discussed above.

34	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

Income from Operations

	2006	Operating margin	2005	Operating margin	$ change	% change

Three months ended September 30	$54,192	27.4	$58,526	31.8	$(4,334)	(7.4)
Nine months ended September 30	153,987	25.5	167,364	30.6	(13,377)	(8.0)

Income from operations and operating margin decreased for the first three quarters of 2006 compared to the corresponding period in 2005 due to net losses related to leased properties ($16.8 million for the three quarters ended September 30, 2006). See further discussion of the foregoing in the “General—Loss on Leased Properties” section contained above in this MD&A. Income from operations and operating margin for the third quarter and first three quarters of 2006 were also lowered by increased selling, general and administrative expenses (as discussed above) and amortization, which increased due to the acquisition of businesses late in the second quarter of 2005 and in 2006. These items were offset, in part, by the lower average royalty rate, primarily on licenses of royalty-free imagery (as discussed above).

Investment Income

	2006	% of revenue	2005	% of revenue	$ change	% change

Three months ended September 30	$ 2,295	1.2	$ 2,787	1.5	$ (492)	(17.7)
Nine months ended September 30	5,108	0.8	8,715	1.6	(3,607)	(41.4)

In the second quarter of 2006, we sold all of our short-term investments and realized an associated $4.0 million loss. This loss and lower short-term investment balances resulting from acquisitions of businesses and repurchases of our common stock caused the decrease in interest income year over year, offset in part by an increase in interest rates. We had no short-term investments outstanding at September 30, 2006.

Income Tax Expense

	2006	Effective tax rate	2005	Effective tax rate	$ change	% change

Three months ended September 30	$ 18,952	33.7	$ 22,402	36.5	$ (3,450)	(15.4)
Nine months ended September 30	57,997	36.8	62,041	36.7	(4,044)	(6.5)

Our income tax expense and effective rate for the third quarter of 2006 decreased from the prior year due primarily to favorable developments in tax audits that resulted in the release of income tax reserves and a shift in the mix of income to jurisdictions with lower tax rates.

FINANCIAL CONDITION

Liquidity

	SEPTEMBER 30, 2006	DECEMBER 31, 2005

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$ 290,654	$ 518,275
Working capital	$ 329,116	$ 248,293
Current ratio	3.68	1.62

A reclassification of our debentures from short-term to long-term due to a conversion condition no longer having been met, as further described in Note 6 to the financial statements included in this Form 10-Q, caused the increase in our working capital and current

35	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

ratio in 2006. Had we not reclassified the debentures, our working capital and current ratio would have been $64.1 million and 1.17, respectively, at September 30, 2006. Working capital as of September 30, 2006 has been impacted by $196.0 million in cash paid for businesses acquired and $175.1 million in cash paid for repurchases of our common stock, offset in part by cash flows generated from operations. Cash flows provided by operating activities were flat for the first three quarters of 2006 compared to the corresponding period of 2005. Growth within operating cash flows was offset in part by a significant increase in cash paid for income taxes, which were $51.7 million for the first three quarters of 2006 compared to $12.5 million for the first three quarters of 2005.

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

Cash flows provided by investing activities increased $303.7 million in 2006 over the first three quarters of 2005, due mainly to the sale of all of our short-term investments and a decrease in cash paid for businesses acquired, offset in part by an increase in capital expenditures. Capital expenditures increased $4.9 million for the first three quarters of 2006 over the corresponding period in 2005 primarily due to increased acquisitions of imagery.

CASH FLOWS USED IN FINANCING ACTIVITIES

Cash flows used in financing activities increased for the first three quarters of 2006 over the corresponding period in 2005 primarily due to the repurchase of common stock and decreased proceeds from the issuance of common stock through stock option exercises. During the second and third quarters of 2006, we repurchased a total of 2.7 million shares of our common stock in the open market for $175.1 million. Our current authorization from our Board of Directors allows us to repurchase up to $250.0 million of our common stock.

On May 4, 2006, we entered into a $100.0 million unsecured senior revolving credit facility with U.S. Bank National Association. This credit facility is available for share repurchases, acquisitions of businesses and general corporate purposes. The interest rate on funds drawn down under the credit facility is 30-day LIBOR plus 0.5%, and there are no fees in periods when funds are not drawn down. Any funds drawn down under the credit facility are required to be repaid within the 364-day term of the facility. The credit agreement does not contain financial covenants requiring us to maintain any financial ratios. The credit agreement does contain customary affirmative and negative covenants, as well as customary events of default the occurrence of which could result in termination of the facility and the acceleration of all of our obligations thereunder. Our obligations under the facility are guaranteed by our primary U.S. operating company. No funds had been drawn down under this facility as of September 30, 2006.

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

Contractual Obligations and Rights

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

36	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

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

37	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

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

38	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

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

The Facility is subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility. However, we believe the purported default under the indenture to the Debentures based on our failure to file this Quarterly Report on Form 10-Q for the third quarter of 2006 by the prescribed filing date under SEC regulations (disclosed most recently in our Current Report on Form 8-K dated February 21, 2007 and further discussed below), will not create an event of default under the Facility. Under the terms of the Facility, we must become current on our periodic SEC filings by June 14, 2007 to avoid an event of default.

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

39	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

does not require such reports to be provided within any prescribed period of time. We believe any default by us claimed by the Trustee and certain holders of the Debentures, if such a default existed, will be cured by the filing of this Form 10-Q and our 2006 Form 10-K, which we plan to file immediately after we file this Form 10-Q.

Equity

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During 2006, we repurchased approximately 3.5 million shares for $207.7 million under the amended plan. The repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. Our share repurchase program was suspended in November 2006 when we were not able to file this Form 10-Q in a timely manner. The stock repurchase program will be reviewed after we become current with our SEC filings and a decision will be made at that time whether to continue with the program and at what level. Our repurchase activity subsequent to the end of the quarter is summarized in the following table:

QUARTERLY PERIOD	(a) Total number of shares purchased	(b) Average price paid per share [1]	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs

				(in thousands)

October 1, 2006 – December 31, 2006 [3]	756,555	$ 43.05	756,555	$ 42,324	[2]

[1]	Average price paid per share does not include associated transaction fees.
[2]	This amount is based on an authorization of $250 million.
[3]	The repurchase program was suspended in November 2006.

CAUTIONARY STATEMENT RELATING TO OUR HISTORICAL EQUITY COMPENSATION AWARD GRANT PRACTICES

The Special Committee Investigation of our Equity Compensation Grant Practices, the Ongoing Informal Inquiry by the SEC and Restatement of our Past Financial Statements May Have Continuing Adverse Consequences

As discussed in the “Explanatory Note” section of this Form 10-Q and the “Explanatory Note Regarding Restatements” section of the 2006 Form 10-K to be filed immediately after the filing of this Form 10-Q, the Special Committee of our Board of Directors has conducted an independent investigation relating to our equity compensation grant practices, with the assistance of independent outside legal counsel. The Special Committee and our management have determined that incorrect measurement dates for certain equity compensation awards were used for financial accounting purposes and certain other previously issued grants were modified without properly recording compensation expense.

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

40	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

should our financial results not meet our expectations, if our 0.5% convertible subordinated debentures become convertible and require repayment or should we need additional funds to acquire selected businesses or otherwise achieve our objectives.

In addition, our convertible subordinated debentures require cash repayment of up to the $265.0 million of principal borrowed upon maturity in 2023, which repayment may be accelerated in full upon the occurrence of an “Event of Default” as defined under the indenture governing the debentures. Such an acceleration of the debentures has been threatened. On February 21, 2007, the Trustee under the indenture governing the debentures notified us that, in connection with our delay in filing our Quarterly Report on Form 10-Q for the third quarter of 2006, an “Event of Default” under the indenture had occurred. Although we believe that such an assertion is without merit and any default under the indenture, to the extent it exists, is cured by our filing of our Quarterly Report on Form 10-Q for the third quarter of 2006, our business could be harmed if any such “Event of Default” were to occur and the repayment on the debentures were accelerated. See discussion of the terms of these debentures in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q.

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

See the listing of some of our current and potential competitors under the heading “Competition” in Item 1 of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q.

41	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

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

•

changes in estimates and assumptions made by us in preparing our financial statements, including those discussed in the “Critical Accounting Policies and Estimates and Assumptions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 in Part II of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q.

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

42	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

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

43	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

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

Certain of Our Stockholders Can Exercise Significant Influence over Our Business and Affairs

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. See Item 12 of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q for a list of those stockholders that hold more than 5% of our outstanding shares.

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

44	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 2

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

Changes in Accounting May Affect our Reported Earnings and Operating Income

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as treatment of tax liabilities, goodwill or intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in our products or business could significantly change our reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. For discussion of some of the significant accounting pronouncements that are currently or we expect will affect our business, see the recent pronouncements under the heading “Recent Accounting Pronouncements” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2006 Form 10-K to be filed immediately after we file this Form 10-Q.

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

45	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

During the second quarter of 2006, we sold all of our short-term investments, thereby significantly reducing our exposure to interest rate risk. We remain exposed to interest rate risk through our convertible subordinated debentures, which carry a fixed interest rate of 0.5%.

FOREIGN CURRENCY EXCHANGE RATE RISK

Based on our forward foreign currency exchange contracts outstanding at September 30, 2006 and December 31, 2005, a hypothetical 10% strengthening of the U.S. dollar against the exchange rates for the foreign currencies bought or sold through our forward foreign currency exchange contracts would result in exchange gains of approximately $2.1 million and $3.1 million, respectively. A hypothetical 10% weakening of the U.S. dollar would result in losses of similar amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures certain of these contracts are hedging.

Based on our forward foreign currency exchange contracts outstanding at September 30, 2006 and December 31, 2005, a hypothetical 10% strengthening of the British pound against the exchange rates for the foreign currencies to be bought or sold through our forward foreign currency exchange contracts would result in exchange gains of approximately $0.4 million and a negligible exchange loss, respectively. A hypothetical 10% weakening of the British pound would result in a loss and a gain of similar amounts. However, these hypothetical gains or losses would be offset, at least in part, by losses or gains generated from revaluing the underlying exposures certain of these contracts are hedging.

Based on our forward foreign currency exchange contracts outstanding at September 30, 2006 and December 31, 2005, a hypothetical 10% strengthening of the Euro against the exchange rates for the foreign currencies bought or sold through our forward foreign currency exchange contracts would result in exchange losses of approximately $0.6 million and $2.4 million, respectively. A hypothetical 10% weakening of the Euro would result in gains of similar amounts. However, these hypothetical gains or losses would be offset, at least in part, by losses or gains generated from revaluing the underlying exposures certain of these contracts are hedging.

There have been no other material changes in our exposure to market risks since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, these disclosure controls and procedures were effective. In arriving at this conclusion, management considered, among other things, the control deficiencies related to accounting for equity compensation and the conclusions of the Special Committee following an extensive review of our equity compensation grant practices. They considered specifically that while we used incorrect accounting measurement dates for certain equity compensation grants, those errors were not a result of fraud and that our equity compensation grant practices had improved significantly since 2002. The control deficiencies related to accounting for equity compensation and the control environment resulted in the need to restate our previously-issued financial statements as disclosed in Note 2. “Restatement of Previously Issued Financial Statements” to our Condensed Consolidated Financial Statements. Management has concluded that such control deficiencies that resulted in the restatement of the previously-issued financial statements did not constitute a material weakness as of September 30, 2006 because management determined that as of September 30, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and, therefore, the current likelihood of our financial statements being materially misstated is remote.

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

46	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART I	ITEM 4

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of September 30, 2006, we considered the process and controls that resulted in the need to restate our previously issued financial statements. In 2004, in compliance with the requirements of the Sarbanes-Oxley Act of 2002, we implemented improved procedures, documentation and processes to provide improved internal controls over our stock option granting, accounting and administration. These improvements included adding reviews and reconciliations around the equity granting process, improved documentation, increased communication between departments regarding the equity award granting and accounting processes and standardized processes for recommending and approving new awards.

The company believes that these changes remediated the historical deficiency in internal control over equity award accounting. Consequently, this matter does not constitute a control deficiency as of September 30, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this Form 10-Q, there were no changes in our internal control over financial reporting identified in connection with management’s re-evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

SEC Inquiry

As announced in November 2006, we had been informed by the SEC that they were initiating an informal inquiry into our historical stock option grant practices. As a result, in November 2006, we set up a Special Committee of the Board of Directors to perform, with the help of independent counsel, a review of our equity compensation grant practices and related accounting for equity compensation grants. See the “Explanatory Note” section of this Form 10-Q and the “Explanatory Note Regarding Restatements” section of the 2006 Form 10-K to be filed immediately after we file this Form 10-Q for additional information.

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

47	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART II	ITEM 1A

ITEM 1A.	RISK FACTORS

A description of our risk factors is included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein. The description updates and replaces the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our subsequent filings with the SEC. The reader should read such risk factors in conjunction with those contained in our 2006 Form 10-K to be filed immediately after we file this Form 10-Q. Set forth below is a summary of the material changes to the risk factors that we have previously disclosed:

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

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During the third quarter of 2006, we repurchased 214,211 shares for $13.6 million under the amended plan. The repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. Our repurchase activity is summarized by month in the following table:

MONTHLY PERIOD	(a) Total number of shares purchased	(b) Average price paid per share [1]	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs

				(in thousands)

July 1, 2006 - July 31, 2006	214,211	$63.61	214,211	$74,918	[2]
August 1, 2006 - August 31, 2006	—	—	—	74,918	[2]
September 1, 2006 - September 30, 2006	—	—	—	74,918	[2]

	214,211		214,211

[1]	Average price paid per share does not include associated transaction fees.
[2]	This amount is based on an authorization of $250 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See discussion of a purported event of default on our convertible subordinated debentures in our subsequent events discussions in Note 12 to our Condensed Consolidated Financial Statements and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

48	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	PART II	ITEM 5

ITEM 5.	OTHER INFORMATION

On September 11, 2006, the Compensation Committee of our Board of Directors approved a new non-executive director compensation plan. The plan is as follows:

•	$60,000 annual cash retainer for each director;

•	$5,000 annual retainer for the chair of the Audit Committee;

•	$2,500 annual retainer for the chair of the other committees;

•	No meeting fees for Board or committee meeting attendance;

•	Payment of the cash component of the compensation in arrears on a calendar quarter basis;

•	An annual award of restricted stock units (RSUs) in the amount of $100,000 that vests ratably each year over a 4-year period; and

•	An award of RSUs in the amount of $100,000 for every director who joins the Board that vests ratably each year over a 4-year period.

Our chairman, Mr. Mark Getty, does not participate in this compensation plan.

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index beginning on page 50 for a list of all exhibits filed as part of this Form 10-Q.

49	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

June 12, 2007

50	GETTY IMAGES, INC.	Q3 2006	FORM 10-Q	EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Thomas Oberdorf, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Thomas Oberdorf, CFO