Form 10-K
period 2006-12-31
GETTY IMAGES INC
filed 2007-06-13
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3.3 billion as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock of $63.51 as reported by the New York Stock Exchange on such date.

As of April 30, 2007, the registrant had 59,222,196 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Our Annual Meeting of Stockholders will be held on August 2, 2007.

An Index to Exhibits appears at Part IV, Item 15, pages 96 to 98 herein.

GETTY IMAGES, INC.	December 31, 2006	FORM 10-K

1	GETTY IMAGES, INC.	2006	FORM 10-K

NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Annual Report on Form 10-K, the documents incorporated herein by reference, and other documents filed with, and furnished to, the Securities and Exchange Commission. Examples of such forward-looking statements include, but are not limited to, the statements concerning trends in revenue, costs and expenses, liquidity and capital resources; our accounting estimates, assumptions and judgments; the impact of the restatement of our historical financial statements in connection with the Special Committee investigation and management’s internal review of our historical equity award grant practices and other remedial actions to be taken in connection therewith; the impact of the new accounting rules and pronouncements related to the expensing of stock options; our business plans relating to each of our products, services and business segments; our ability to identify, attract and satisfy the different needs and purchase considerations of our customers; our ability to scale our operations in response to changing demands and expectations of our customers; the level of demand for our products and services; the impact of our recent business acquisitions and our ability to integrate new operations successfully; the competitive nature of and anticipated growth in our markets; our ability to maintain our competitive position in the industry; the outcome of the ongoing government inquiry and pending litigation regarding our historical equity award grant practices, as well as the claims of default under the indenture governing our 0.5% convertible subordinated debentures, and the impact thereof on our business; and our prospective needs for, and anticipated source of, additional capital and our ability to secure such additional capital. The foregoing and other forward-looking statements can often be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend,” “predict,” “may,” “might,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these and other similar words. Such forward-looking statements are based on our current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of our views as of the time the statements are made. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially and adversely from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those set forth in Part I, Item 1A. “Risk Factors” as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that we file with, and furnish to, the Securities and Exchange Commission from time to time.

In this Annual Report on Form 10-K, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Annual Report on Form 10-K for our fiscal year ended December 31, 2006 includes restatements of the following previously filed financial statements and data (and related disclosures), which resulted primarily from recording additional compensation expense due to changes in the measurement dates of certain equity award grants that were made as a result of the internal investigation into our historical equity award grant practices and modifications previously made to certain granted equity awards: (1) our consolidated financial statements for our fiscal years ended December 31, 2005 and 2004; (2) our selected consolidated financial data for our fiscal years ended December 31, 2005, 2004, 2003 and 2002, and (3) our unaudited quarterly financial data for each quarter in our fiscal year ended December 31, 2005 and the first and second quarters of fiscal year 2006. We have filed amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2006 and June 30, 2006 to reflect the restatements. See Note 2, “Restatement of Consolidated Financial Statements and Special Committee and Company Findings,” to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report for a more detailed discussion of the effect of the restatements.

As announced on November 9, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to the company’s equity compensation grant practices and related accounting for equity compensation grants. The Special Committee consisted of two independent members of our Board of Directors who were assisted in their investigation by independent outside legal counsel.

2	GETTY IMAGES, INC.	2006	FORM 10-K

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

As also announced on November 9, 2006, the Securities and Exchange Commission (the “SEC”) had earlier notified us that it is conducting an informal inquiry into the company’s equity compensation grant practices. We continue to cooperate fully with the SEC in this informal inquiry.

We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements other than through this document, except for the 2006 Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Previously filed financial statements for fiscal years ended 1998 through 2005, the interim periods contained therein, together with all earnings and other press releases containing our financial information for those periods and the earnings releases for the 2006 quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 should not be relied upon.

The Special Committee’s Conclusions

The Special Committee concluded that the evidence obtained and reviewed in its investigation did not establish any intentional wrongdoing by current employees, officers or directors of the company. The Special Committee and the company’s management have determined that incorrect measurement dates for certain equity compensation awards were used for financial accounting purposes and certain previously issued grants were modified without properly recording compensation expense and, as a result, we are restating certain of our prior financial statements to correct the accounting for those awards. The use of incorrect measurement dates resulted from a number of reasons, including delays in the approval of awards, the absence of definitive documentation and modifications of previously awarded grants. The Special Committee also identified certain awards for which grant dates were selected retroactively. However, the Special Committee has concluded that the evidence does not establish that there was any intentional wrongdoing in connection with those awards. Nearly all of the grants for which the measurement dates have been changed (approximately 99% of the grants) were awarded in 2001 and earlier years.

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

•	The Board of Directors unanimously adopted an Equity Compensation Grant Policy on April 10, 2007, which provides, among other things, that:
•	All terms of each equity grant must be finalized and approved by the Board of Directors or the Compensation Committee on or prior to the grant date;
•	All stock options must have an exercise price equal to or greater than the average of the high and low market price on the grant date;
•	All recipients of equity grants must be notified, in writing, of such grants as soon as possible following approval; and
•	Any equity compensation issues or actions will be reported by senior management on a timely basis to the Board of Directors or the Compensation Committee, no less frequently than quarterly.

3	GETTY IMAGES, INC.	2006	FORM 10-K

Background

Between 1994 and 1996, the Board of Directors granted stock options to Getty Communications (Getty Images’ predecessor) employees and in connection with acquisitions, including grants to employees and officers of acquired companies. From 1996 to 1998, the Compensation Committee had the authority to, and did, grant options to employees, officers and directors. From August 1998 through 2001, the Compensation Committee continued to grant options to executive officers, and created option “pools” from which the Chief Executive Officer and Senior Vice Presidents were authorized to grant options to employees and non-executive officers. These pools were used by the executive officers to grant options in connection with the hiring and promotion of employees or as incentive awards. In August 2001, the Board of Directors created the Stock Option Committee, appointing Chief Executive Officer Jonathan Klein as the sole member with delegated authority to grant options to employees and non-executive officers. In 2005, the Stock Option Committee was renamed the Equity Compensation Committee, and we moved to primarily granting RSUs rather than options.

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

The Special Committee and the company have determined that it is necessary to revise the measurement dates for approximately 45% of these awards (“Adjusted Options”). Over half of the awards for which the measurement date is being revised relate to the company’s only all employee grant in February of 2000 to employees below the vice president level. In addition, the measurement dates for many awards were revised due to: (i) the use of the date of the approval of a pool of options as the measurement date as opposed to the date that the terms of each grant were finalized; (ii) the use of the date that a Unanimous Written Consent approving equity awards was faxed to Compensation Committee members for their approval, rather than the date when the approvals of the Compensation Committee members had been faxed back, as the measurement date for the associated grants; and (iii) the absence of a detailed list of recipients and associated grants prior to the date certain grants were entered into our equity award tracking system.

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

The company also reviewed modifications made to previously granted options and determined that we did not record the appropriate amount of compensation expense for some of the modifications (“Modified Options”). We did not record the appropriate amount of stock-based compensation expense under APB Opinion No. 25 related to Adjusted or Modified Options in our previously issued financial statements, and are recording these expenses in this Annual Report on Form 10-K.

4	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

The restatements included in this Annual Report on Form 10-K include equity compensation adjustments arising from the Special Committee investigation and management’s internal review, as well as from deferred tax adjustments related to certain long-term intercompany loans and adjustments to revenue and deferred revenue that were previously considered immaterial to our Consolidated Financial Statements. The income statement impact of the restatement is as follows:

YEARS ENDED DECEMBER 31,	Total effect at December 31, 2005	2005	2004	Cumulative effect at December 31, 2003	2003	2002	2001	2000	1999	1998

(In thousands)

Net income, as previously reported		$149,703	$106,650
Additional compensation expense[1]	$(27,204)			$(27,204)	$(1,294)	$(2,706)	$(4,784)	$(15,710)	$(2,481)	$(229)
Tax related effects	7,862		(128)	7,990	1,814	676	1,110	3,847	500	43

Additional compensation expense, net of tax[1]	(19,342)		(128)	(19,214)	$520	$(2,030)	$(3,674)	$(11,863)	$(1,981)	$(186)
Other adjustments, net of tax	(727)	(342)	(110)	(275)

Total decrease in net income	$(20,069)	(342)	(238)	$(19,489)

Net income, as restated		$149,361	$106,412

[1]	Amounts resulted from improper measurement dates for stock awards and modifications.

The table below shows the after-tax compensation expense as originally reported, the amount of the additional compensation expense and the restated compensation expense for all years that were restated.

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

5	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

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

The revenue and deferred revenue adjustment relates to fees paid by photographers for making certain of their images available for license on our website for two years. We had previously recognized these fees when received, as they were previously considered immaterial, and are now recognizing the fees ratably over the two year period, resulting in a decrease in revenue and an increase in deferred revenue in the periods reported herein.

In addition, we evaluated the impact of the restatements on our consolidated tax provision. The company and our subsidiaries file tax returns in numerous tax jurisdictions around the world. In the United States for all years reflected above and the United Kingdom in 2003 and subsequent years, we are able to claim a tax deduction relating to stock options exercised. In those jurisdictions where a tax deduction will be allowed, we have recorded deferred tax assets to reflect future tax deductions to the extent we believe such assets to be recoverable. In addition, we also determined that, as a result of the changes in the measurement dates, we should not have taken a deduction in the US in prior years for stock option related amounts pertaining to certain executives under the Internal Revenue Code Section 162(m). Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, our tax liabilities have increased by approximately $2.4 million.

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

This restatement did not affect cash provided by operating activities in our consolidated statements of cash flows.

6	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1

PART I

ITEM 1. BUSINESS

Overview of the Business

Getty Images, Inc. was founded in 1995 and is a leading creator and distributor of visual content and one of the first places creative professionals turn to discover, license and manage imagery. The company’s award-winning photographers and imagery help customers create inspiring work which appears every day in the world’s most influential newspapers, magazines, advertising campaigns, films, television programs, books and websites. Headquartered in Seattle, Washington and serving customers in more than 100 countries, Getty Images believes in the power of imagery to drive positive change, educate, inform, and entertain. We deliver our products digitally via the Internet and CDs. Our imagery is licensed through company-owned offices, a global network of delegates, who act as sales agents where we don’t have wholly-owned offices, and distributors. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry’s leading imagery onto gettyimages.com and in 2006 added istockphoto.com.

We provide high quality, relevant imagery to: creative professionals at advertising agencies, graphic design firms, corporations, film and broadcasting companies; editorial customers involved in newspaper, magazine, book, CD and online publishing; and corporate marketing departments and other business customers. By aggregating the content of our various leading imagery collections on the Internet and partnering with other imagery providers, we offer a comprehensive and user-friendly solution for our customers’ imagery needs. Our goal is to be the leading image solutions provider in every major market, offering visual communications professionals imagery and related services at multiple price points on multiple platforms.

Products and Services

We offer our customers a variety of visual content, including creative or “stock” imagery, stock footage, editorial imagery (news, sports, entertainment and archival imagery), illustrations and related services as described below:

CREATIVE OR “STOCK” IMAGERY

We supply creative, still images that cover a wide variety of contemporary subjects including lifestyle, business, science, health and beauty, sports, transportation and travel. Imagery is offered to customers through our creative photography collections (The Image Bank, Photodisc, Digital Vision, Allsport Concepts, Iconica, Lifesize, MedioImages, Photonica, Photographer’s Choice, Reportage, Retrofile, Riser, Stockbyte, Stockdisc, Stone, Stone+, Taxi and Taxi Japan) as well as through image partners such as National Geographic and Time Life Pictures. As of December 31, 2006, we offered imagery through over 100 creative collections on our website www.gettyimages.com. In February 2006, we acquired iStockphoto, Inc., a leading distributor of photographs taken by amateur and hobbyist photographers. This imagery represents a new and growing imagery category and is distributed through a separate website www.istockphoto.com. It has long been our stated strategy to offer products at all price points and on all platforms. www.istockphoto.com represents an initial step toward owning and operating multiple websites and brands in order to address customer needs in the marketplace.

In May 2007, we acquired Publisher’s Toolbox, Inc. (dba Punchstock), a leading aggregator/distributor of stock photography, which has been especially successful with design and communication firms. We intend to maintain the Punchstock brand, and www.punchstock.com will offer customers an additional site where they can find professional-quality, model-released imagery with simple, straightforward licensing. The site is designed to attract customers who have budget constraints as a primary licensing consideration. We believe customers looking for promotional offers will likely be attracted to this site.

Punchstock currently distributes relevant content from a variety of sources. We intend to continue to offer content obtained from a wide-variety of sources, since having access to imagery from a number of providers has been an integral part of the value proposition for current Punchstock customers.

EDITORIAL IMAGERY

We cover major world events in order to supply news, sports, and entertainment photographs to customers who are reporting on these subjects. Editorial imagery also includes extensive archival image collections containing iconic and historic imagery. Editorial images are provided through Getty Images Editorial collections as well as the collections of image partners including Agence France-Presse.

7	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1

In April 2007, we acquired MediaVast, Inc., licensing primarily under the brand name WireImage, which we believe will enable us to further grow our entertainment and celebrity imagery business by providing customers more choices of imagery and richer and more accessible entertainment content.

We plan to maintain www.wireimage.com and the MediaVast, Inc. brands, including FilmMagic and Contour. This represents an additional component of our multi-site strategy. WireImage has built a reputation for depth and breadth of entertainment coverage, a growing reputation in sports coverage, and offers innovative products like podcasts, audio and video.

FOOTAGE

We offer footage (moving imagery) to customers engaged in producing commercial motion pictures, television advertisements and programming, web-based advertisements, trade show and promotional videos, documentaries and other footage-based media. Our collections include contemporary and archival footage covering a broad range of topics. These products are supplied through our footage collections (Archive Films, Image Bank Film, Digital Vision and Photodisc), as well as the collections of image partners including Universal Studios, dick clark productions, Discovery FilmSource and AP Archive. As of December 31, 2006, we offered footage clips through 24 footage collections on our gettyimages.com website. In addition, through our istockphoto.com website we supply a collection of moving imagery created by hobbyist and amateur filmmakers.

OTHER

We also offer related products and services such as assignment services, media management services and our imagenet product. In assignment services we handle all aspects of a custom photography project for a customer, such as photographing executives for an annual report, producing product shots for a brochure or documenting a news or sports event. We use a global network of experienced photographers on staff or on contract for assignment photography projects. Media management provides a hosted service that allows customers to manage their portfolio of digital assets, including images and other marketing materials. Image.net is a product that allows companies to distribute their promotional materials within a secure environment.

Customers

We serve a variety of customers in four main categories: agencies (advertising and design agencies), corporate customers (in-house advertising groups and corporate marketing departments), publishing and media companies, and a variety of production companies, as described in further detail below. Due to our large number of customers and their dispersion across many geographic areas, we are not dependent on a single customer or a few customers, the loss of which would have a material adverse effect on us.

AGENCIES

Advertising and design agencies need to access imagery as part of their everyday working lives. These customers have a commercial or advertising message they are trying to convey and, consequently, are typically looking for a specific conceptual image. Image relevance and accessibility are important factors in the customer’s decision to license imagery.

CORPORATE CUSTOMERS

We offer a variety of imagery to corporate marketing departments and other business customers. These customers require imagery for a wide range of business communication materials for internal and external use, including advertisements, annual reports, brochures, employee communications, newsletters, presentations and company websites.

PUBLISHING AND MEDIA COMPANIES

We supply images to professionals who use imagery in the publication of newspapers, books and magazines, both online and in traditional media. In addition to creative imagery, these customers seek imagery that covers major political, news, social and sporting events ranging from contemporary photographs to imagery from the beginning of photography in the early nineteenth century. These customers are looking for imagery that illustrates the story they are covering and often require that the editorial imagery be delivered during or immediately following the event.

PRODUCTION COMPANIES

We supply footage to production companies that are creating feature films, television shows, broadcast advertisements (television and Internet), as well as other video materials. These customers use footage clips as a replacement for custom shooting in a variety of applications.

8	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1

Sources of Availability of Content

The content we provide to our customers is created by a substantial number of contributors (photographers, filmmakers and illustrators). We do not rely on any single or small group of contributors to meet our content needs; general categories of contributors are as follows:

CREATIVE IMAGERY

We have creative research and/or imagery teams in London, Los Angeles, New York, Paris, Seattle, Sydney, Tokyo and Beijing that analyze customer requests and buying behavior and perform research in key markets in order to target, source and produce images. We have contractual relationships with contributing photographers, including highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. In many cases, we provide on-site art direction for our photographers, working with them on location around the world. We also represent imagery from a number of image partners and have a small staff of in-house creative photographers. In 2006, we accepted approximately 150,000 new images from contracted and in-house photographers into our creative photography collections, plus approximately 400,000 images from partner collections, bringing our total creative imagery collection on gettyimages.com to over 1.8 million images. All new images accepted into our collections are digitized, edited, assigned keywords, as necessary, and posted on our website where they are available for search, selection, license and download 24 hours a day, seven days a week.

FOOTAGE

We maintain and license a growing library of commercially relevant cinematography covering a broad range of contemporary and archival subjects. Our footage collections represent imagery from hundreds of filmmakers, film producers and image partners, and each footage clip is cataloged for quick access and retrieval in film, videotape and digital formats.

MICROPAYMENT IMAGERY AND FOOTAGE

In February 2006, we purchased iStockphoto, Inc., the pioneer of the micropayment stock image marketplace business model, through which customers can license single images from $1 to $15 based on the size of the digital file. iStockphoto operates the leading micropayment website, and as of December 31, 2006, offered over 1.2 million images to more than one million members worldwide (receiving applications from more than 30,000 contributing artists for approval). In September 2006, iStockphoto began accepting video submissions, and the collection has quickly grown to over 12,000 videos. At the time of our acquisition, iStockphoto operated an English language website, and we added localized websites in French, German and Spanish during 2006.

EDITORIAL IMAGERY

For editorial content, availability of imagery is time-critical. To this end, we have production teams in London, New York and Sydney through which photographers may submit imagery at any time. Editorial content is produced by staff photographers as well as contributing photographers and other imagery providers with whom we have contractual relationships. We receive thousands of digital editorial images per week from our photographers around the world and make these available through our website and through a wire service. By using digital technology, we are able to make new images available online within minutes of photographer transmission from major news, sports and entertainment events. In addition, we have made important archival imagery available on our website, which is also of interest to editorial customers. We identify upcoming events that will generate demand for particular archival images, and we actively market the availability of those images to our editorial customers. We also offer in-depth research services for our customers’ more extensive editorial projects.

Marketing, Sales, and Distribution

MARKETING

We reach our customers through diverse marketing channels including our websites (online marketing), direct mail and e-mail (direct marketing), and events and interactive campaigns (experience marketing). Marketing activities aim to build awareness for the Getty Images and iStockphoto brands and drive revenue by promoting the latest imagery and related services available on gettyimages.com and istockphoto.com. We strive to provide relevant communications to our international customers by producing localized marketing materials, including local language and locally applicable content, where appropriate.

9	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1

Website Marketing    Our websites, www.gettyimages.com and www.istockphoto.com, act as marketing tools, in addition to sales tools. For example, we often invite customers to view our latest creative imagery in themed “galleries” on gettyimages.com. We also provide behind-the-scenes insights from photographers on both of our websites and regularly feature imagery from the latest breaking stories in the editorial section of gettyimages.com.

Direct Marketing    Direct mail and e-mail are part of our integrated marketing campaigns aimed at gaining new customers through prospecting and at promoting our latest imagery and related services to our existing customer base.

Experience Marketing    We highlight the most creative and innovative usages of imagery through interactive campaigns, blogs and on-line sales promotions. In addition, we organize events in leading creative cities around the world to showcase our photographers and their work. These events include lectures, seminars, exhibitions and sponsorship of major industry events such as the Cannes Advertising Festival and Visa Pour L’Image, the world’s largest photojournalism festival.

SALES AND DISTRIBUTION

We license our imagery through our websites, company-owned offices and a global network of delegates and distributors, serving customers in more than 100 countries. A direct sales force and national accounts management team target high volume users of images, while our technical support staff, who have expertise in digital image applications, design tools and photo manipulation methodologies, assist customers in using our images.

We encourage our customers to take advantage of the comprehensive image search capabilities of our websites and digital delivery of most images. We believe the ability to search for, select, license and download images over the Internet offers our customers convenience and speed and enables us to achieve greater economies of scale. Direct communication with our customers, however, remains a significant component of our sales strategy. Our sales representatives assist customers in finding the images they need and keep them informed about our latest products and services.

Product Rights    Customers may license rights to use single images, footage clips or multiple images through subscriptions or CDs. Ownership of imagery does not pass to customers who license the imagery from us.

Licensing Methods    Customers may license images using one of four licensing methods: rights-managed, rights-ready, royalty-free or subscription. We group our still and moving image collections into categories corresponding to these licensing methods. We offer portfolios of creative imagery for license under each of these methods, while editorial imagery may be licensed through subscriptions or rights-managed licenses.

For rights-managed licensing, the license fee is based on how the image will be used, including geographical distribution, license duration, medium, exclusivity and circulation. For example, an image to be used as an eighth of a page photo in a brochure to be distributed in one city for three months will cost less to license than an image to be used in a global advertising campaign for a year that includes print advertising, billboards and point-of-purchase displays. We also offer Flexible License Packs, which are designed to provide customers a quick and cost effective way to license an image for multiple preset media without having to enter into separate license agreements.

For rights-ready licensing, the license fee is based on how the image will be used with eight broadly defined usage categories. For example, an image to be used for commercial purposes in a print advertisement or display will cost more to license than an image to be used for an internal company communication piece. There is a ten-year duration limitation on each license and no restrictions on geographic distribution.

For royalty-free licensing, the license fee is based on the size of the digital file, from standard resolution to high resolution. Once the customer has licensed an image, that customer may use that image multiple times for multiple projects without paying additional fees. Royalty-free images may be licensed on a single image basis, as part of a collection of images on a CD or virtual CD (a group of images offered online for one fee), or through a subscription. All images licensed through our micropayment site istockphoto.com are licensed under the royalty-free method.

Subscription licensing is available for selected editorial and royalty-free creative images. Under this licensing method, customers pay a periodic fee and then may utilize multiple images during the subscription period.

10	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1

Operations and Technology

We employ a centralized and integrated technology platform as the foundation for gettyimages.com and the related back-office systems. This platform enables customers to search, select, license and download our imagery from one location, gettyimages.com. It also supports centralized sales order processing, customer database management, finance and accounting systems. These systems span multiple operational activities, including customer interaction, transaction processing, order fulfillment and invoicing. Our systems infrastructure is hosted both internally and at an external hosting provider, both of which provide 24-hour monitoring, power generators and back-up systems.

We have a second datacenter in London, England to support business continuity in the event of an emergency. The London facility also provides 24-hour monitoring, emergency power generators and back-up systems.

Gettyimages.com is currently available in 12 language versions including: U.S. English, U.K. English, Chinese, French, German, Greek, Italian, Japanese, Polish, Portuguese (Brazil), Spanish, and Turkish.

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

istockphoto.com operates on a separate platform hosted at an external hosting provider. This platform provides similar functionality as described above. istockphoto.com is currently available in 4 language versions including: U.S. English, French, German, and Spanish.

Competition

The market for visual content and related services is highly competitive. We believe that the principal competitive factors are:

•	name recognition;
•	company reputation;
•	the quality, relevance and breadth of the images in a company’s collections;
•	the quality of contributing photographers, filmmakers and other imagery partners under contract with a company;
•	effective use of current and emerging technology;
•	customer service and customer relationships;
•	pricing and licensing models, policies and practices; and
•	accessibility of imagery and speed and ease of search and fulfillment.

Some of our current and potential significant competitors include:

•

other general visual content providers such as Corbis Corporation, Jupitermedia Corporation, Amana Inc., Alamy Limited, Index Stock Imagery, Inc., Photolibrary Group Limited and Masterfile Corporation;

•	specialized visual content companies that are well established in their local, content or product-specific market segments such as Reuters Group PLC, the Associated Press, and ZUMA Press, Inc.;
•	other companies operating micropayment sites such as Dreamstime LLC and Fotolia LLC;
•	commissioned photographers; and
•	online search engines which provide for image search, such as Google, Yahoo and Microsoft.

There are also hundreds, if not thousands, of small stock photography and footage agencies, image content aggregators and individual photographers throughout the world with whom we compete.

11	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1

Intellectual Property

Most of the images in our creative collections are obtained from independent photographers and filmmakers on an exclusive basis. Professional photographers and filmmakers often prefer to retain ownership of their work. As a result, copyright to an image remains with the contributing photographer or filmmaker in most cases, while we obtain the right to market the image on their behalf for a period of time. We own the copyright to photographs taken by staff photographers as well as to a number of photographs that we have acquired from others. As such, a substantial portion of the images in our editorial collections and certain images in our creative collections are owned by us though some are in the public domain.

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

Relationship With Our Employees

At December 31, 2006, we had 1,750 employees. Of these, 943 were located in the Americas, 663 in Europe and 144 in the rest of the world. We believe that we have satisfactory relations with our employees.

Compliance With Federal, State, And Local Environmental Provisions

All of our facilities are subject to environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, earnings or competitive position.

Financial Information About Segments And Geographic Areas

We operate the company in two business segments, traditional licensing and micropayments. These two segments are aggregated for accounting purposes since they meet the aggregation criteria described in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K.

The geographic information required to be disclosed herein is contained in Note 10 to our Consolidated Financial Statements, “Business Segments and Geographic Areas” in Part IV, Item 15(A) of this Annual Report on Form 10-K and is incorporated by reference herein.

Available Information

We file reports with, and furnish reports to, the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. We maintain an Internet site, www.gettyimages.com, where we make these reports and related amendments available free of charge as soon as reasonably practicable after we electronically deliver such material to the SEC. The following documents are available in the Corporate Governance section of gettyimages.com: our Corporate Governance Guidelines; charters for the Audit, Compensation, and Nominating and Corporate Governance Committees; Code of Business Conduct; Code of Ethics for Getty Images’ Management and Board of Directors; and the Audit and Non-audit Services Pre-approval Policy. These guidelines, charters, codes and policies are also available in print to any stockholder on request. Please write to Investor Relations Department, Getty Images, Inc., 601 North 34th Street, Seattle, Washington 98103 or investorrelations@gettyimages.com or call us at 1-866-275-4389. Our website and the information contained therein or connected thereto are not incorporated by reference into this Annual Report on Form 10-K. If any material provisions of our Code of Ethics or our Code of Business Conduct are waived for any member of Getty Images’ management or the Board of Directors, or if any substantive changes are made to our Code of Ethics as they relate to any member of Getty Images’ management or the Board of Directors, we will disclose that fact on our website or via a Current Report on Form 8-K filed with the SEC within four business days of the amendments or waivers. In addition, any other material amendments to our Codes will be disclosed via our website, gettyimages.com or via a Current Report on Form 8-K filing with the SEC.

On May 11, 2006, our Chief Executive Officer filed a Section 303A.12(a) CEO Certification with the New York Stock Exchange. The CEO Certification attests that the Chief Executive Officer is not aware of any violations by the company of NYSE’s Corporate Governance Listing Standards.

12	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1A

ITEM 1A. RISK FACTORS

THE SPECIAL COMMITTEE INVESTIGATION OF OUR EQUITY COMPENSATION GRANT PRACTICES, THE ONGOING INFORMAL INQUIRY BY THE SEC AND RESTATEMENT OF OUR PAST FINANCIAL STATEMENTS MAY HAVE CONTINUING ADVERSE CONSEQUENCES

As discussed in the “Explanatory Note Regarding Restatements” section of this Annual Report on Form 10-K, the Special Committee of our Board of Directors has conducted an independent investigation relating to our equity compensation grant practices, with the assistance of independent outside legal counsel. The Special Committee and our management have determined that incorrect measurement dates for certain equity compensation awards were used for financial accounting purposes and certain other previously issued grants were modified without properly recording compensation expense.

Although the Special Committee did not find any evidence of intentional wrongdoing by current employees, officers or directors of the company, as a result of the foregoing events, we may be subject to significant risks. Each of these risks could have an adverse effect on our business, financial condition and results of operations:

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

THE DELAY IN FILING OUR REPORTS WITH THE SEC MAY RESULT IN ADVERSE CONSEQUENCES FOR THE COMPANY

We did not meet the required filing dates for our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, our Annual Report on Form 10-K for the year ended December 31, 2006 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. With the filing of this Annual Report we are now current with our filings up to December 31, 2006, but have not filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by the required filing date. As a result, there may be consequences that arise from the delay in filing the reports related to our convertible subordinated debentures, our other senior debt or our stock award plans.

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

Our competitors range in size from significant media companies to individual visual content producers. While we believe the breadth of our businesses and product and service portfolio offers benefits to our customers that are a competitive advantage, our current or potential competitors may develop products, licensing models, technology or services comparable or superior to those that we develop or may adapt more quickly than we do to new or emerging technologies or evolving industry trends. Increased competition or more effective competitors could result in lost market share, having to reduce prices or otherwise having reduced revenue, lower margins, increased capital expenditures, or otherwise negatively impact our operating results. There can be no assurance that we will be able to compete successfully against current and future competitors.

See the listing of some of our current and potential competitors under the heading “Competition” in Item 1 of this Annual Report.

OUR FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

We expect our revenues and operating results to vary from quarter to quarter due to a number of factors, both within and outside of our control. Some of the factors that may affect our revenues and operating results include the following:

•	demand for our existing and new imagery and related services, and those of our competitors;
•	changes in our pricing or licensing models, policies and practices and those of our competitors;

13	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1A

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

OUR ACQUISITION STRATEGY MAY BE DILUTIVE TO EXISTING SHAREHOLDERS AND WE MAY NOT BE SUCCESSFUL IN ACQUIRING OR INTEGRATING BUSINESSES

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

14	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1A

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

15	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1A

CERTAIN OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS

Some of our stockholders own substantial percentages of the outstanding shares of our common stock. See Item 12 of this Annual Report on Form 10-K for a list of those stockholders that hold more than five percent of our outstanding shares.

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

WE MAY HAVE ADDITIONAL TAX LIABILITIES

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, we are involved in many transactions where the ultimate tax determination may be uncertain. We are regularly under audit by tax authorities. Although we believe our tax provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and reserves. The final determination of such tax liabilities, could have a material effect on our income tax provision, net income, earnings per share, or cash flows in the period or periods for which that determination is made.

16	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1A

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

Our convertible subordinated debentures require cash repayment of up to the $265.0 million of principal upon maturity in 2023, which repayment may be accelerated in full upon the occurrence of an “Event of Default” as defined under the indenture governing the debentures. Such an acceleration of the debentures has been threatened. On February 21, 2007, the Trustee under the indenture governing the debentures notified us that, in connection with our delay in filing our Quarterly Report on Form 10-Q for the third quarter of 2006, an “Event of Default” under the indenture had occurred. Although we believe that such an assertion is without merit and any default under the indenture, to the extent it exists, is cured by our filing of our Quarterly Report on Form 10-Q for the third quarter of 2006, our business could be harmed if any such “Event of Default” were to occur and the repayment on the debentures were accelerated. See discussion of the terms of these debentures in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Annual Report on Form 10-K.

Should we need to obtain external financing, through debt or equity, our ability to do so could be affected by changes in U.S. and global capital markets and economies, significant fluctuations in interest rates, the price of our equity securities, fluctuations in the results of our operations and financial position, and other financial and business conditions, many of which are beyond our control.

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

17	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 1A

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

If the plaintiffs ultimately prevailed in these lawsuits, our insurance coverage would not cover our total liabilities and expenses associated with the lawsuits because we have significant deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation and litigation of our historical stock option grant practices and the related government inquiries. We currently hold insurance policies for the benefit of our current directors and officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices and worldwide headquarters are located in Seattle, Washington. We also have a significant presence in New York, New York and London, England. In addition, we lease office space in other major cities around the world. Following is a table detailing the facilities we leased as of December 31, 2006, including those that were excess as of that date.

Location	Lease Expiration	Approximate Area Leased (square feet)	Excess Area (square feet)	Percent Excess	Excess Area Subleased (square feet)		Percent Excess Subleased

Seattle	2013	180,300	62,500	35%	6,500	[1]	10%
New York	2015	268,500	145,800	54%	145,800	[2]	100%
London	2008 – 2024	79,700	22,700	28%	6,400		28%
Other	2007 – 2025	180,600	47,400	26%	40,800	[3]	86%

Total		709,100	278,400	39%	199,500		72%

[1]

This consists of two subleases that expire in 2007 and 2008. Subsequent to December 31, 2006, we entered into a sublease agreement for the remaining 56,000 of this excess space. See Note 15. Subsequent Events to our Consolidated Financial Statements for additional information.

[2]

This sublease expires in 2007. Subsequent to December 31, 2006 we entered into two new sublease agreements for all the excess space to replace the subtenant that vacated the space. See Note 15. Subsequent Events to our Consolidated Financial Statements for additional information.

[3]	This represents two subleases that expire in 2007 and 2011, coterminous with our respective leases.

Our existing facilities represent general office and storage space and are adequate and appropriate for our operations. We are actively trying to sublease any remaining excess space.

18	GETTY IMAGES, INC.	2006	FORM 10-K	PART I	ITEM 3

ITEM 3. LEGAL PROCEEDINGS

SEC INFORMAL INQUIRY

As announced in November 2006, we had been informed by the SEC that they were initiating an informal inquiry into our historical stock option grant practices. As a result, in November 2006, we set up a Special Committee of the Board of Directors to perform, with the help of independent counsel, a review of our equity compensation grant practices and related accounting for equity compensation grants. See Explanatory Note Regarding Restatements, Item 7 and Note 2 to our Consolidated Financial Statements and other disclosures within this Annual Report on Form 10-K for additional information.

SHAREHOLDER DERIVATIVE LAWSUITS

As a result of the SEC informal inquiry, there have been two derivative lawsuits filed against certain current and former executive officers and directors of the company. The first lawsuit, filed in the Superior Court of the State of Washington on January 29, 2007, seeks remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuit was brought against certain current and former officers and directors of the company, Jonathan D. Klein, Mark H. Getty, Jeffrey L. Beyle, Christopher H. Sporborg, Andrew S. Garb, James N. Bailey, Michael A. Stein, David Landau, Stephen M. Powell, Elizabeth J. Huebner, A.D. “Bud” Albers, Lawrence J. Gould, Christopher J. Roling, Sally Von Bargen, Michel Bernard, Suzanne L. Page, Heather Redman, Mark Torrance, Manny Fernandez and Anthony Stone.

The second lawsuit, filed in the United States District Court for the Western District of Washington on March 2, 2007, seeks remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, unjust enrichment, statutory violation and other violations of the law. The lawsuit was brought against certain current and former officers and directors of the company, Jonathan D. Klein, Mark H. Getty, Jeff Beyle, M. Lewis Blackwell, Nick Evans-Lombe, Richard R. Ellis, John Z. Ferguson, Jim Gurke, Scott A. Miskimens, William O’Neill, Christopher H. Sporborg, Andrew S. Garb, James N. Bailey, Stephen M. Powell, Elizabeth J. Huebner, A.D. Albers, Christopher J. Roling, Sally Von Bargen, and Warwick K. Woodhouse.

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as the failure to secure model or property releases for imagery we license. Claims may also include those brought by photographers and filmmakers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the anticipated costs of settling claims for which we believe a loss is probable. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, we believe are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of 2006.

19	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “GYI.” The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices of our common stock as reported on the NYSE:

	High	Low

Year ended December 31, 2006
First quarter	$90.58	$71.90
Second quarter	76.44	58.50
Third quarter	63.75	43.70
Fourth quarter	51.37	41.21

Year ended December 31, 2005
First quarter	$75.02	$64.42
Second quarter	79.77	70.52
Third quarter	87.70	70.58
Fourth quarter	95.43	78.13

On April 30, 2007, the closing market price of our common stock as reported on the NYSE was $52.00 per share.

HOLDERS

There were 66 holders of record of our common stock on April 30, 2007.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the foreseeable future.

20	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 5

PERFORMANCE GRAPH

Set forth below is a graph comparing cumulative total stockholder returns on our common stock, the Russell 1000 Index and the Hemscott Industry Group 760 – Business Services (the “Hemscott Group Index,” formerly known as the CoreData Group Index).

The Russell 1000 Index includes the 1,000 largest U.S. companies based on market capitalization, with a median capitalization of component companies equal to $4.0 billion. Getty Images has been a part of the Russell 1000 Index since 2002, and had a market capitalization of approximately $2.5 billion as at December 31, 2006.

The graph assumes that $100 was invested in Getty Images and each index on December 31, 2001 (as required by SEC rules) and that any dividends were reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARE CUMULATIVE TOTAL RETURN

AMONG GETTY IMAGES, INC., RUSSELL 1000 INDEX

AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2001

ASSUMES DIVIDENDS REINVESTED

FISCAL YEARS ENDING DEC. 31

	2001	2002	2003	2004	2005	2006

GETTY IMAGES, INC.	100.00	132.94	218.15	299.61	388.47	186.34
HEMSCOTT GROUP INDEX	100.00	73.94	100.30	116.15	127.01	153.62
RUSSELL 1000 INDEX	100.00	77.06	98.29	107.62	112.32	127.46

21	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 5

ISSUER PURCHASES OF EQUITY SECURITIES

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During 2006, we repurchased approximately 3.5 million shares for $207.7 million under the amended plan. The repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Our share repurchase program was suspended in November 2006 when we did not file our Quarterly Report on Form 10-Q for the third quarter of 2006 in a timely manner. The stock repurchase program will be reviewed after we become current with our SEC filings and a decision will be made at that time whether to continue with the program and at what level. Our repurchase activity is summarized by quarter in the following table:

QUARTERLY PERIOD	(a) Total number of shares purchased	(b) Average price paid per share [1]	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs

				(in thousands)

April 1, 2006 – June 30, 2006	2,515,508	$64.15	2,515,508	$88,551	[2]
July 1, 2006 – September 30, 2006	214,211	63.61	214,211	74,918	[2]
October 1, 2006 – December 31, 2006 [3]	756,555	43.05	756,555	42,324	[2]

	3,486,274		3,486,274

[1]	Average price paid per share does not include associated transaction fees.

[2]	This amount is based on an authorization of $250 million.

[3]	The repurchase program was suspended in November 2006.

UNREGISTERED SECURITIES AND USE OF PROCEEDS

We did not issue any unregistered securities during the year 2006.

22	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 6

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table includes selected consolidated financial data for the last five years. As described in Note 2 to our Consolidated Financial Statements, our financial results for the years ended December 31, 2005, 2004, 2003 and 2002 have been restated to correct our past accounting for equity awards and certain other adjustments. The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto in Part IV, Item 15(A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

YEARS ENDED DECEMBER 31,	2006 [6]		2005	2004	2003	2002
			As previously reported	As previously reported	As previously reported	As previously reported

(In thousands, except per share amounts and ratios)

Consolidated Statement of Income Data
Revenue	$806,589		$733,729	$622,427	$523,196	$463,011
Income before income taxes	204,676		230,654	174,039	87,716	36,087
Net income	130,428		149,703	106,650	64,017	21,468
Net income per share
Basic	$2.15		$2.43	$1.81	$1.16	$0.40
Diluted	2.11		2.28	1.72	1.11	0.39
Shares used in computing per share amounts
Basic	60,733		61,567	59,006	55,412	53,084
Diluted	61,711		65,744	62,031	57,514	55,455

Other Operating Data
Ratio of earnings to fixed charges [1]	29.2	[3]	17.6 [2]	18.4	6.5	2.7

Consolidated Balance Sheet Data
Total assets	$1,714,384		$1,663,085	$1,451,584	$1,224,084	$1,025,055
Long-term debt, net of current maturities [5]	265,000		—	265,000	265,011	244,739

YEARS ENDED DECEMBER 31,	2006 [6]		2005	2004	2003	2002
			Adjustments [4]	Adjustments [4]	Adjustments [4]	Adjustments [4]

(In thousands, except per share amounts and ratios)

Consolidated Statement of Income Data
Revenue	$—		$(553)	$(177)	$(386)	$(58)
Income before income taxes	—		(553)	(177)	(1,680)	(2,764)
Net income	—		(342)	(238)	5,148	(2,066)
Net income per share
Basic	$—		$—	$(0.01)	$0.09	$(0.03)
Diluted	—		(0.01)	—	0.09	(0.04)
Shares used in computing per share amounts
Basic	—		—	—	—	—
Diluted	—		—	—	(17)	(75)

Other Operating Data
Ratio of earnings to fixed charges [1]	—		—	—	(0.1)	(0.2)

Consolidated Balance Sheet Data
Total assets	$—		$(877)	$(9,315)	$(2,701)	$(1,643)
Long-term debt, net of current maturities [5]	—		—	—	—	—

23	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 6

YEARS ENDED DECEMBER 31,	2006 [6]		2005		2004	2003	2002
			Restated		Restated	Restated	Restated

(In thousands, except per share amounts and ratios)

Consolidated Statement of Income Data
Revenue	$806,589		$733,176		$622,250	$522,810	$462,953
Income before income taxes	204,676		230,101		173,862	86,035	33,323
Net income	130,428		149,361		106,412	69,165	19,402
Net income per share
Basic	$2.15		$2.43		$1.80	$1.25	$0.37
Diluted	2.11		2.27		1.72	1.20	0.35
Shares used in computing per share amounts
Basic	60,733		61,567		59,006	55,412	53,084
Diluted	61,711		65,744		62,031	57,497	55,380

Other Operating Data
Ratio of earnings to fixed charges [1]	29.2	[3]	17.6	[2]	18.4	6.4	2.5

Consolidated Balance Sheet Data
Total assets	$1,714,384		$1,662,208		$1,442,269	$1,221,383	$1,023,412
Long-term debt, net of current maturities [5]	265,000		—		265,000	265,011	244,739

[1]

Ratio of earnings to fixed charges means the ratio of income before fixed charges and income taxes to fixed charges, where fixed charges are the aggregate of interest expense, including amortization of debt issuance costs, and an allocation of rental charges to approximate equivalent interest.

[2]

Included as a deduction from income before income taxes and as an addition to interest expense in 2005 is accelerated amortization of debt issuance costs in the amount of $5.0 million. Also included as a deduction from income before income taxes in 2005 are losses on leased properties of $1.2 million. Excluding this amortization and these losses, the ratio of earnings to fixed charges would have been 27.7 for 2005.

[3]

Included as a deduction from income before income taxes in 2006 are losses on restructuring of $27.3 million. Excluding these costs, the ratio of earnings to fixed charges would have been 33.0 for 2006.

[4]

The adjustments result from additional compensation expense related to the changes in the measurement dates of certain previously granted stock options and modifications, changes to deferred tax assets related to certain intercompany loans, and adjustments to revenue and deferred revenue as described in Note 2 to the Consolidated Financial Statements.

[5]

The convertible debentures were classified as short-term in 2005 due to a conversion condition having been met at the end of 2005. This condition was no longer met after the first quarter of 2006. See Note 6 to the Consolidated Financial Statements for additional information.

[6]	We adopted Statement of Financial Accounting Standard No. 123(R), “Share-based Payment” on January 1, 2006.

To correct our past accounting for equity awards, we recorded an aggregate of $27.2 million of additional compensation expense related to the change in measurement dates of certain previously granted stock awards and modifications of certain previously granted stock options from 1998 to 2003. In addition, in 2002 through 2005 we recorded pre-tax charges of $1.2 million for deferred tax adjustments related to certain intercompany loans and adjustments to revenue and deferred revenue that were previously considered immaterial to our Consolidated Financial Statements. The change in total assets is related to changes in deferred tax assets resulting from these transactions.

Diluted shares in 2002 and 2003 decreased as a result of the additional equity compensation expense. We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share calculation. As part of the restatement we revised our treasury stock calculations in accordance with SFAS No. 128, “Earnings Per Share.” These calculations assume that (a) all Adjusted Options are exercised, (b) we repurchase shares with the proceeds of these hypothetical exercised along with the tax benefit resulting from the hypothetical exercises, and (c) any unamortized deferred equity-based compensation is also used to repurchase shares.

24	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Many of the statements made in Item 7 of this Annual Report on Form 10-K are “forward-looking” and are based on our current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of our views as of the date this document is filed with the Securities and Exchange Commission (SEC). Examples of such forward-looking statements contained in this Item 7 include, but are not limited to, the statements concerning trends in revenue, costs and expenses, liquidity and capital resources; our accounting estimates, assumptions and judgments; the impact of the restatement of our historical financial statements in connection with the Special Committee investigation and management’s internal review of our historical equity award grant practices and other remedial actions to be taken in connection therewith; the impact of the new accounting rules and pronouncements related to the expensing of stock options; the impact of our recent business acquisitions and our ability to integrate new operations successfully; the competitive nature of and anticipated growth in our markets; our ability to maintain our competitive position in the industry; the outcome of the ongoing government inquiry and pending litigation regarding our historical equity grant practices, as well as the claims of default under the indenture governing our 0.5% convertible subordinated debentures, and the impact thereof on our business; and our prospective needs for, and anticipated source of, additional capital and our ability to secure such additional capital. The foregoing and other forward-looking statements can often be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend,” “predict,” “may,” “might,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these and other similar words. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially and adversely from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those specifically set forth in this section and those in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish to, the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC unless read in conjunction with all of our documents filed with, and furnished to, the SEC thereafter.

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part IV, Item 15(A), Part I, Item 1. “Business,” and Part II, Item 6. “Selected Consolidated Financial Data,” of this Annual Report on Form 10-K.

RESTATEMENT OF FINANCIAL STATEMENTS

As announced on November 9, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to the company’s equity compensation grant practices and related accounting for equity compensation grants. The Special Committee consisted of two independent members of our Board of Directors who were assisted in their investigation by independent outside legal counsel.

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

As also announced on November 9, 2006, the Securities and Exchange Commission (the “SEC”) had earlier notified us that it is conducting an informal inquiry into the company’s equity compensation grant practices. We continue to cooperate fully with the SEC in this informal inquiry.

25	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements other than through this document, except for the 2006 Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Previously filed financial statements for fiscal years ended 1998 through 2005, the interim periods contained therein, together with all earnings and other press releases containing our financial information for those periods and the earnings releases for the 2006 quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 should not be relied upon.

The Special Committee’s Conclusions

The Special Committee concluded that the evidence obtained and reviewed in its investigation did not establish any intentional wrongdoing by current employees, officers or directors of the company. The Special Committee and the company’s management have determined that incorrect measurement dates for certain equity compensation awards were used for financial accounting purposes, and certain previously issued grants were modified without properly recording compensation expense and, as a result, we are restating certain of our prior financial statements to correct the accounting for those awards. The use of incorrect measurement dates resulted from a number of reasons, including delays in the approval of awards, the absence of definitive documentation and modifications of previously awarded grants. The Special Committee also identified certain awards for which grant dates were selected retroactively. However, the Special Committee has concluded that the evidence does not establish that there was any intentional wrongdoing in connection with those awards. Nearly all of the grants for which the measurement dates have been changed (approximately 99% of the grants) were awarded in 2001 and earlier years.

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

26	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

sole member with delegated authority to grant options to employees and non-executive officers. In 2005, the Stock Option Committee was renamed the Equity Compensation Committee, and we moved to primarily granting RSUs rather than options.

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

The Special Committee and the company have determined that it is necessary to revise the measurement dates for approximately 45% of these awards (“Adjusted Options”). Over half of the awards for which the measurement date is being revised relate to the company’s only all employee grant in February of 2000 to employees below the vice president level. In addition, the measurement dates for many awards were revised due to: (i) the use of the date of the approval of a pool of options as the measurement date as opposed to the date that the terms of each grant were finalized; (ii) the use of the date that a Unanimous Written Consent approving equity awards was faxed to Compensation Committee members for their approval, rather than the date when the approvals of the Compensation Committee members had been faxed back, as the measurement date for the associated grants; and (iii) the absence of a detailed list of recipients and associated grants prior to the date certain grants were entered into our equity award tracking system.

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

The company also reviewed modifications made to previously granted options and determined that we did not record the appropriate amount of compensation expense for some of the modifications (“Modified Options”). We did not record the appropriate amount of stock-based compensation expense under APB Opinion No. 25 related to Adjusted or Modified Options in our previously issued financial statements, and are recording these expenses in this Annual Report on Form 10-K.

27	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

The restatements included in this Annual Report on Form 10-K include equity compensation adjustments arising from the Special Committee investigation and management’s internal review, as well as from deferred tax adjustments related to certain long-term intercompany loans and adjustments to revenue and deferred revenue that were previously considered immaterial to our Consolidated Financial Statements. The income statement impact of the restatement is as follows:

YEARS ENDED DECEMBER 31,	Total effect at December 31, 2005	2005	2004	Cumulative effect at December 31, 2003	2003	2002	2001	2000	1999	1998

(In thousands)

Net income, as previously reported		$149,703	$106,650
Additional compensation expense[1]	$(27,204)			$(27,204)	$(1,294)	$(2,706)	$(4,784)	$(15,710)	$(2,481)	$(229)
Tax related effects	7,862		(128)	7,990	1,814	676	1,110	3,847	500	43

Additional compensation expense, net of tax[1]	(19,342)		(128)	(19,214)	$520	$(2,030)	$(3,674)	$(11,863)	$(1,981)	$(186)
Other adjustments, net of tax	(727)	(342)	(110)	(275)

Total decrease in net income	$(20,069)	(342)	(238)	$(19,489)

Net income, as restated		$149,361	$106,412

[1]	Amounts resulted from improper measurement dates for stock awards and modifications.

The table below shows the after-tax compensation expense as originally reported, the amount of the additional compensation expense and the restated compensation expense for all years that were restated.

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

28	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

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

The revenue and deferred revenue adjustment relates to fees paid by photographers for making certain of their images available for license on our website for two years. We had previously recognized these fees when received, as they were previously considered immaterial, and are now recognizing the fees ratably over the two year period, resulting in a decrease in revenue and an increase in deferred revenue in the periods reported herein.

In addition, we evaluated the impact of the restatements on our consolidated tax provision. The company and our subsidiaries file tax returns in numerous tax jurisdictions around the world. In the United States for all years reflected above and the United Kingdom in 2003 and subsequent years, we are able to claim a tax deduction relating to stock options exercised. In those jurisdictions where a tax deduction will be allowed, we have recorded deferred tax assets to reflect future tax deductions to the extent we believe such assets to be recoverable. In addition, we also determined that, as a result of the changes in the measurement dates, we should not have taken a deduction in the US in prior years for stock option related amounts pertaining to certain executives under the Internal Revenue Code Section 162(m). Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, our tax liabilities have increased by approximately $2.4 million.

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

This restatement did not affect cash provided by operating activities in our consolidated statements of cash flows.

GENERAL

Overview

The image licensing business is dynamic and continually introduces opportunities and challenges. We believe that many opportunities exist in the business of licensing imagery. We believe that our best opportunities include growth in non-English speaking markets, growth in our footage and editorial products, growth and development of iStockphoto, our micropayment business, growth in creative stills as a result of the pending launch of our new website, as well as introducing new products and license models. Most recently, the challenges for the business have been associated with the introduction of new alternative licensing models, changing competitive dynamics as well as the shift of communication and advertising to the Internet, which has changed the communication methods used by many of our customers.

Although we already have products and services available in many markets throughout the world, much of the focus of our business has been in English speaking markets. The market for visual content in many non-English speaking countries remains fragmented, and we believe there is substantial opportunity in these markets. We plan to accelerate growth in licenses of both editorial and creative imagery in non-English speaking countries by expanding our product and service offerings in markets that we have not fully penetrated, by creating or acquiring locally relevant imagery and by localizing language and search capability on our website.

Stock footage is a relatively new industry with characteristics similar to stock photography. Footage clips can be used by customers in feature films, television commercials, web advertisements, and corporate videos, all of which are large markets that currently use a high volume of custom shot moving imagery. Our efforts to grow licenses of our footage product include increasing the breadth and depth of our collections, improving our technology to make it easier for our customers to search for and license footage clips and marketing to and educating customers and prospective customers about the benefits of using pre-shot footage.

29	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

Our editorial products have produced healthy revenue growth recently but are still primarily dominated by sales in English speaking markets. We recently launched the new editorial section of our website at www.gettyimages.com and for the first time have a combined database that allows customers to search both editorial and creative content simultaneously. In addition, we have begun rolling out our editorial products in foreign languages and we expect to eventually offer our editorial products in all of the languages for which we offer our creative content.

The micropayment model has introduced a large number of small office and home office customers to the stock photography market. These are customers that we believe did not historically license imagery under traditional licensing models. In February 2006, we acquired iStockphoto which we believe is the leader in this new model. We believe that over time we can employ our expertise in the stock photography business to drive changes and growth in this new market.

The micropayment model also creates some risk for our traditional creative product offerings. For certain customers and a limited number of projects, we believe that the micropayment image may be a viable substitute. This had an impact on our traditional creative stills volume in 2006, and we expect it to continue to have an impact in 2007. We believe that there are a variety of possible uses of imagery, and our objective is to offer imagery to our customers at all price points. We believe that our customers will continue to see the value associated with our traditional products and as such, those license models will retain their importance in the stock photography market.

Also in 2006, we saw a change in the competitive dynamics in the stock photography market. Our customers have been made aware of competitive alternatives through the increased advertising and marketing efforts of our competitors. Also, our customers have increasing access to, and awareness of, a variety of imagery sources on the Internet. In this environment, we believe our primary competitive differentiators include the highest quality imagery, the broadest and deepest collections and the best tools for use by our customers in finding and purchasing imagery. We continue to add high quality, relevant imagery to our industry leading collections, we are creating new license models for the benefit of our customers, we lead the industry in creative research and we are revitalizing our website, gettyimages.com with new features and search functionality in order to improve our customers’ experience.

Operating margins for our business have generally grown over the past five years and continue to be attractive, especially for a media business. For our traditional creative stills products, we believe we can continue to grow revenue faster than expenses. However, we have other products with good revenue growth potential that have attractive, yet lower, margin profiles. Growth in revenue from these products may have a slight negative impact on our overall operating margins, as we experienced in 2006.

Revenue

We generate our revenue from licensing rights to use visual content and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving licensing rights to use single still images, stock footage or CDs containing multiple images. We also generate revenue from subscription image licenses, from assignment photo shoots and from additional products and services. In addition to being licensed directly by us, our imagery is also licensed through channel partners (distributors) and delegates worldwide.

Revenue generated from delegates comprised approximately 7% of our revenue in 2006 compared to 6% in 2005. Delegates typically earn and retain 35% to 40% of the license fee paid by their customers, and we recognize the remaining 60% to 65% as revenue.

STILL IMAGERY

We offer still imagery for license through four image portfolios: rights-managed, rights-ready, royalty-free, and editorial. Rights-managed images are licensed by customers on a use-by-use basis and generally have higher license fees based on the intended use or application of the image, geographic distribution, license duration, circulation and level of exclusivity. Our rights-managed collections are generally considered to represent our highest quality images.

The rights-ready model was introduced in the third quarter of 2006, and represents rights-managed quality imagery under a simplified license model (more akin to the royalty-free model). The license fee for a rights-ready image is based on a limited number of broadly defined usage categories with no geographic variable and a ten year license duration. Since its introduction, we have been adding images and collections to our rights-ready portfolio and we expect it to grow as a percentage of our total revenue over time.

Royalty-free images can be used by customers for multiple projects over an unlimited time period. Set pricing is established for royalty-free imagery based on the production or artistic value of the image with variability associated with the file size (image resolution). In addition to single image licenses, royalty-free imagery can be licensed through CDs and subscriptions.

Editorial imagery consists of news, sports, entertainment and archival imagery, and is licensed on a single image or subscription basis (except for archival).

30	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

FOOTAGE

We also maintain portfolios of rights-managed and royalty-free stock footage, or footage clips, for license by our customers. These license models for stock footage are essentially the same as those described for our creative stills portfolios.

Cost of Revenue

Cost of revenue consists primarily of royalties owed to contributors, comprised of photographers, filmmakers and image partners. Contributors are under contract with us and typically receive royalties of 10% to 50% of the total license fee, depending on the portfolio (as discussed above), where the imagery is licensed (licenses outside a contributor’s home territory result in lower royalties) and the terms of their contract. We also own the copyright to certain of the images in our collections (wholly-owned content) for which we do not pay any third party royalties. Cost of revenue also includes the cost of shipping and handling hard goods (CDs), costs of our assignment photo shoots and other costs related directly to the creation of revenue. Cost of revenue excludes depreciation and amortization associated with creating or buying these images.

Restructuring Costs

During 2006, we recorded a total of $27.3 million of restructuring costs. Approximately $21.7 million related to consolidation of certain office space in New York and Seattle and other related costs and was based on our evaluation of our options regarding the resultant excess space and our estimate of the total loss incurred on that space for the remainder of the respective lease terms. The remaining $5.6 million was a severance charge in the fourth quarter related to a realignment of resources.

Acquisitions of Businesses

On April 6, 2006, we purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively, “Stockbyte”) for $135.0 million in net cash (excluding direct acquisition costs). Stockbyte was a privately held stock photography agency based in Tralee, Ireland that licensed royalty-free imagery to its customers through distributors, including Getty Images, and through its two websites, www.stockbyte.com and www.stockdisc.com. Prior to the acquisition, we had a significant number of Stockbyte’s images available for license through our Image Partner program. We have integrated this business into ours, including redirecting both of their websites to www.gettyimages.com. The purchase was funded from existing cash and cash equivalents. The purchase price was allocated primarily to goodwill ($110.2 million) and identifiable intangible assets ($21.4 million).

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., a privately held stock photography company located in Calgary, Alberta, Canada, for $50.0 million in cash. iStockphoto, Inc. licenses royalty-free imagery exclusively through its website, www.istockphoto.com, and is a leader in the micropayment licensing model (i.e. licensing imagery for as little as one dollar). The purchase was funded from existing cash and cash equivalents. The purchase price was allocated primarily to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million).

We also completed the acquisition of Laura Ronchi, S.p.A, our Italian delegate, in the second quarter of 2006 and Image One – Gestão e Comercialização de Imagens, SA, our Portuguese delegate, in the fourth quarter of 2006.

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

For all of these acquisitions, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. None of the acquisitions were material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

Subsequent to December 31, 2006, we have also acquired several other small companies.

31	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

RESULTS OF OPERATIONS

Comparison of 2006 to 2005 Results of Operations

All numbers in the tables below, except percentages are in thousands.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Revenue	$ 806,589	100.0	$ 733,176	100.0	$ 73,413	10.0

The increase in revenue in 2006 was due primarily to an increase in royalty-free revenue resulting from increased licensing of micropayment images (which we did not license in 2005) and an increase in the volume and average prices for single-image royalty free images licensed. In addition, we had increased revenue from licensing of editorial imagery as a result of growth in each of our primary editorial products (news, sports and entertainment), increased revenue from other products (such as media manager and photo assignments) and growth in footage revenue. We also increased our efforts to identify and bill for unauthorized use of our images which allowed us to generate revenue from licenses we would not have received in the past. Revenue generated through our delegates also increased during the year. Revenue from single-image licenses of our rights-managed portfolio was flat year over year as increased volume was offset by a decrease in the average price per image (primarily as a result of a shift in the mix to lower priced usage categories).

Revenue increased across all major geographic areas in 2006 over the comparable periods in 2005. Changes in foreign currency exchange rates had very little impact on our revenue year over year. Revenue from rights-managed licenses, including rights-ready, decreased as a percent of total revenue from 43% in 2005 to 40% in 2006, while royalty-free, editorial and other revenue each increased 1% of total revenue to 38%, 13% and 5%, respectively. Management expects revenue to grow at a single-digit percentage rate in 2007.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Cost of revenue	$ 206,761	25.6	$ 196,887	26.9	$ 9,874	5.0

Cost of revenue, which consists primarily of royalties paid on imagery licensed, increased on a dollar basis over 2005 due to increased revenue. As a percentage of revenue, cost of revenue declined to 25.6% of revenue primarily due to an increase in licenses of wholly-owned imagery for which we do not pay a royalty. Our portfolio of wholly-owned imagery increased in 2006, primarily as a result of the acquisition of Stockbyte, whose image collections are 100% wholly-owned. The decline in cost of revenue as a percentage of revenue was offset in part by an increase in the average royalty rate on licenses of editorial imagery that resulted mainly from licenses of exclusive entertainment imagery, which generally carries a higher royalty rate than other editorial imagery. Below are average cost of revenue percentages by portfolio:

	2006	2005	2004

PORTFOLIO
Rights-managed still imagery [1]	34%	33%	33%
Royalty-free still imagery	16%	20%	24%
Editorial imagery	26%	22%	18%
Footage	28%	29%	28%

[1]	Includes rights-ready imagery

32	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Selling, general and administrative expenses	$ 302,729	37.5	$ 252,103	34.4	$ 50,626	20.1

Selling, general and administrative (SG&A) expenses increased year over year due mainly to an increase in stock-based compensation expense as a result of adopting SFAS No. 123(R) on January 1, 2006, an increase in staff costs for employees who joined the company through business acquisitions and increased sales staff, higher marketing expenses and increased professional fees mainly associated with tax planning strategies and the review of our historic equity compensation grant practices. Management expects SG&A, excluding the professional fees related to the equity compensation grant practices review and a terminated acquisition, to increase moderately in 2007.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Depreciation	$ 53,254	6.6	$ 48,572	6.6	$ 4,682	9.6

Depreciation increased year over year due mainly to increased capital expenditures relating to the creation and acquisition of imagery. Total capital expenditures in 2006 were $62 million. Management expects depreciation to increase again in 2007 as a result of continued investment in imagery and additional website functionality.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Amortization	$ 19,680	2.4	$ 9,519	1.3	$ 10,161	106.7

The increase in amortization in 2006 was due to the amortization of the intangible assets related to the acquisitions of Stockbyte and iStockphoto in 2006 and to the acquisitions of Digital Vision and Photonica in 2005.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Restructuring costs	$ 27,258	3.4	—	—	$ 27,258	na

During 2006, we recorded a total of $27.3 million of restructuring costs. Approximately $21.7 million related to consolidation of certain office space in New York and Seattle and related costs and was based on our evaluation of our options regarding the resultant excess space and our estimate of the total loss incurred on these spaces for the remainder of the respective lease terms. The remaining $5.6 million was a severance charge in the fourth quarter related to a realignment of resources.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	operating margin	2005	operating margin	$ change	% change

Income from operations and operating margin	$ 198,092	24.6	$ 225,378	30.7	$ (27,286)	(12.1)

33	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

Income from operations and operating margin decreased year over year due primarily to the restructuring costs, the increase in SG&A, and higher depreciation and amortization expenses. In total, expenses grew at a rate faster than revenue resulting in a lower overall operating margin percentage. These increases were offset slightly by a decrease in our cost of revenue. The restructuring charges incurred in 2006, reduced income from operations by $27.3 million and reduced operating margin 3.4% in 2006.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Investment income	$ 8,834	1.1	$ 11,991	1.6	$ (3,157)	(26.3)

Investment income decreased in 2006 due mainly to a $4.0 million loss on sale of investments in the second quarter of 2006. However, the average rate of return on the cash and investment balances was higher in 2006 than in 2005, offset somewhat by lower average balances held during the year.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Interest expense	$ (1,506)	(0.2)	$ (7,618)	(1.0)	$ 6,112	80.2

Interest expense decreased in 2006 due mainly to $5.0 million of accelerated amortization of debt issuance costs in June of 2005, which resulted from a conversion condition of our convertible subordinated debentures being met. See discussion of our debentures under “Liquidity” below for additional information.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	effective tax rate	2005	effective tax rate	$ change	% change

Income tax expense	$ (74,248)	(36.3)	$ (80,740)	(35.1)	$ 6,492	8.0

Our effective tax rate for 2006 increased from 2005 primarily due to the recognition of a valuation allowance relating to deferred tax assets generated from capital losses incurred in 2006. Additionally, in 2005 we released $4.7 million of tax reserves in connection with our ability to utilize foreign tax credits as well as favorable developments in tax examinations.

Comparison of 2005 to 2004 Results of Operations

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	% of revenue	2004	% of revenue	$ change	% change

Revenue	$ 733,176	100.0	$ 622,250	100.0	$ 110,926	17.8

Excluding the impact of changes in foreign currency exchange rates, revenue increased $103.1 million or 16.6% year over year due mainly to higher volumes of images licensed from our royalty-free portfolio at a higher average price per image. The royalty-free volume increase was particularly significant in Europe, where customers continue to adopt this licensing model. Increases in average price per image arose through a shift in the mix of images licensed within our royalty-free portfolio towards higher priced imagery and through selective price increases. In addition to the success of the royalty-free model, the volume of rights-managed imagery licensed increased modestly year over year. Revenue from licenses of editorial imagery and footage also increased year over year. Revenue from licenses of footage in the third and fourth quarters of 2005, however, was flat when compared to the same quarters in 2004.

34	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	% of revenue	2004	% of revenue	$ change	% change

Selling, general and administrative expenses	$ 252,103	34.4	$ 225,128	36.2	$ 26,975	12.0

Excluding the impact of changes in foreign currency exchange rates, selling, general and administrative expenses increased $25.0 million or 11% year over year. This increase was due mainly to increased staff costs related to employees who joined the company through business acquisitions during the last year and to annual salary increases effective April of 2005.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	operating margin	2004	operating margin	$ change	% change

Income from operations and operating margin	$ 225,378	30.7	$ 168,090	27.0	$ 57,288	34.1

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

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	% of revenue	2004	% of revenue	$ change	% change

Investment income	$ 11,991	1.6	$ 9,133	1.5	$ 2,858	31.3

Investment income increased in 2005 due to higher cash and cash equivalents balances, even after paying $234.4 million in cash to acquire businesses during the year, as well as due to an increase in interest rates.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	% of revenue	2004	% of revenue	$ change	% change

Interest expense	$ (7,618)	(1.0)	$ (3,828)	(0.6)	$ (3,790)	(99.0)

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

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2005	effective tax rate	2004	effective tax rate	$ change	% change

Income tax expense	$(80,740)	(35.1)	$(67,450)	(38.8)	$(13,290)	(19.7)

Our effective tax rate for 2005 decreased from 2004 due to: recognition of the benefit of foreign tax credits due to the transition of a portion of our intellectual property offshore; favorable developments in tax audits that resulted in the release of income tax reserves; higher income in jurisdictions with lower tax rates; and reduction in non-deductible compensation expense.

35	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

FINANCIAL CONDITION

Liquidity

DECEMBER 31,	2006	2005

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$339,466	$518,275
Working capital	$353,824	$248,293
Current ratio	3.66	1.62

Cash flows provided by operating activities	$268,745	$257,277
Cash flows provided by (used in) investing activities	35,551	(264,797)
Cash flows provided by (used in) financing activities	(197,089)	41,614

A reclassification of our debentures from short-term to long-term due to a conversion condition no longer having been met, as further described below, caused the increase in our working capital and current ratio in 2006. Had we not reclassified the debentures, our working capital and current ratio would have been $88.8 million and 1.22, respectively, at December 31, 2006. The decline, when excluding the reclassification, resulted from the reduction in cash and cash equivalents and short-term investments due to expending $198.3 million for businesses acquired and $207.7 million for repurchases of our common stock, offset in part by cash flows generated from operating activities.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Cash flows provided by operating activities in 2006 increased moderately over 2005. Growth of cash flows from operating activities was offset in part by a significant increase in cash paid for income taxes, which increased to $45.8 million in 2006 compared to $18.2 million in 2005. The increase in the tax payments was a result of fully utilizing our net operating loss carryforwards in the United States by the first quarter of 2006.

CASH FLOWS USED IN INVESTING ACTIVITIES

We paid $198 million and $234 million for acquisitions and $62 million and $58 million in capital expenditures in 2006 and 2005, respectively. In 2006, we liquidated all our short-term investments to fund acquisitions and stock repurchases.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

We paid $207.7 million to repurchase a portion of our outstanding common stock in 2006. In addition to this cash outflow, cash inflows from proceeds from employee stock option exercises decreased year over year. Though proceeds from the exercise from stock options can fluctuate from year to year, we anticipate that because our stock-based compensation strategy has shifted away from stock options and towards restricted stock units, proceeds from stock option exercises will continue to decrease over the next few years. Approximately 3.4 million stock options were outstanding at December 31, 2006, of which 2.9 million were exercisable at a weighted-average exercise price of $44.28. The closing market price of our common stock on April 30, 2007 was $52.00.

We expect that our current cash and cash equivalents plus cash generated through future operating activities and our credit facility will meet our liquidity needs for at least the next twelve months. See the section titled “Subsequent Events” below for updated information on our credit facility, which will expire in March 2008, at which time we will need to repay any outstanding balances or obtain replacement financing. We currently do not expect our 0.5% convertible subordinated debentures to be converted in the next twelve months, but if they are converted we may need to obtain additional financing to meet that obligation. Our ability to generate cash flows for 2007 in line with our expectations is subject to many risks and uncertainties, including but not limited to: significant unexpected cash expenses; significant changes in interest rates or income tax laws; a significant decline in the market price of our common stock; and the risks discussed in Part I, Item 1A of this Annual Report on Form 10-K.

36	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

Convertible Subordinated Debentures    On June 9, 2003, we issued $265.0 million in 0.5% convertible subordinated debentures (the “Original Debentures”) in a private placement. On December 16, 2004, we completed an exchange of all but $2.0 million of these Original Debentures for new 0.5% Series B convertible subordinated debentures (the “Debentures”). The final $2.0 million of the Original Debentures were exchanged for Debentures on May 12, 2005.

Key terms and conditions of our Debentures are:

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

•

The Debentures may be converted at the holder’s option only under any of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than $73.30; 2) the credit rating assigned to the Debentures by Standard & Poor’s Ratings Services is below B- or by Moody’s Investors Service is below B3 (the ratings were B- and Ba2, respectively, at December 31, 2006); 3) the trading price of the Debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the Debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

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

•

We are required to pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the Debentures over a five-day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per Debenture. The market price of our Debentures was approximately $986 per debenture at December 31, 2006.

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

As of December 31, 2005, our Debentures were convertible by the holders due to a conversion condition having been met. The conversion condition was met when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended December 31, 2005. As a result, we classified the $265.0 million of Debentures as short-term debt on our December 31, 2005 balance sheet. The condition was not met in the quarter ended December 31, 2006. As a result, we classified the $265.0 million of Debentures as long-term debt on our December 31, 2006 balance sheet. The closing price of our common stock on April 30, 2007 was $52.00.

During the fourth quarter of 2006, we received two notices of a purported default from certain holders of our Debentures. Such notices, purportedly representing an aggregate of approximately 29% of the issued and outstanding Debentures, asserted that because we are delinquent in filing our Quarterly Report on Form 10-Q for the third quarter of 2006 with the Securities and Exchange Commission, we are in default under the indenture dated as of December 16, 2004, between the company, as issuer, and The Bank of New York, as trustee (the “Trustee”), relating to the Debentures. The notices of default demanded that we cure the purported default within sixty days from their receipt, after which such default would develop into an “Event of Default,” as defined in the indenture. We have not determined the validity of the notices, including the purported ownership interests represented by the notices. As a result of the sixty-day cure period expiring, the Trustee gave us a Notice of Event of Default on February 21, 2007.

37	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

We believe that we have fully performed our obligations under the indenture because the indenture does not contain an express covenant requiring us to provide the Trustee or the bondholders with periodic reports such as the Quarterly Report on Form 10-Q for the third quarter of 2006. While section 314(a) of the Trust Indenture Act of 1939 (the “TIA”) is incorporated into the indenture by virtue of Section 17.01 thereof and contemplates us providing the Trustee with copies of our periodic reports, we believe that the TIA does not require such reports to be provided within any prescribed period of time. We intend to furnish to the Trustee copies of our Quarterly Report on Form 10-Q for the third quarter of 2006 after we file such report with the SEC. We believe that such action would cure any default of the indenture provision in question, if any default exists.

Consequently, in our view, these notices of default are, and any other similar notices of default that may be received in the future will be, without merit. As a result, we have classified the debt as long-term at December 31, 2006. If it is determined that we are in default, the classification would be changed to short-term.

While we have questioned the claimants’ legal theory as to whether we were in default under the terms of the indenture, if an “Event of Default” occurred following the sixty day cure period, the Trustee or holders of at least 25% in aggregate principal amount of the Debentures then outstanding would have the contractual right to declare all unpaid principal and accrued interest on the Debentures then outstanding to be immediately due and payable. We believe that if an “Event of Default” occurred and the Debentures are accelerated, we have adequate financial resources to pay any unpaid principal and any interest that would then be due on the Debentures.

Senior Credit Facility    On May 4, 2006, we entered into a $100 million unsecured senior revolving credit facility with U.S. Bank National Association. This credit facility was available for share repurchases, acquisitions of businesses and general corporate purposes. The interest rate on funds drawn down under the credit facility were 30-day LIBOR plus 0.5%, and there were no fees in periods when funds are not drawn down. Any funds drawn down under the credit facility were required to be repaid within the 364-day term of the facility. The credit agreement did not contain financial covenants requiring us to maintain any financial ratios. The credit agreement contained customary affirmative and negative covenants, as well as customary events of default the occurrence of which could result in termination of the facility and the acceleration of all of our obligations thereunder. Our obligations under the facility were guaranteed by our primary U.S. operating company. No funds had been drawn down under this facility as of December 31, 2006. Subsequent to December 31, 2006, this credit facility was replaced with a new facility, as described below in the Subsequent Events section.

Capital Expenditures, Contractual Obligations and Rights, Guarantees and Other Potentially Significant Uses of Cash

CAPITAL EXPENDITURES

We spent $61.5 million, $57.8 million and $36.7 million on capital expenditures in 2006, 2005 and 2004, respectively. The increases in 2006 and 2005 resulted mainly from the acquisition and creation of wholly-owned imagery. Wholly-owned imagery provides flexible licensing opportunities at a lower cost, as no royalties are required to be paid to contributors. We had no material commitments for capital expenditures at December 31, 2006. However, we plan to spend approximately $60.0 million on capital expenditures in 2007, mainly related to the creation of imagery and development of computer software. The anticipated sources of funds for these capital expenditures are current cash and cash equivalents and cash flows provided by operating activities, but could include any of the sources discussed under “Liquidity” above.

38	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

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

YEARS ENDING DECEMBER 31,	2007	2008	2009	2010	2011	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures:
Principal payments [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Interest payments [1]	1,343	1,343	1,343	1,343	1,343	15,451	22,166
Operating lease payments on facilities and equipment leases [2]	24,570	24,650	24,371	24,250	21,864	67,665	187,370
Minimum royalty guarantee payments to contributors of imagery [3]	9,388	9,022	6,393	3,232	2,438	—	30,473
Other purchase commitments	11,739	5,204	1,215	180	18	—	18,356

Total contractual obligations	$47,040	$40,219	$33,322	$29,005	$25,663	$348,116	$523,365

[1]

Figures assume that the convertible subordinated debentures are repaid upon maturity in 2023, which may or may not reflect future events. Under the terms of the indenture, the holders may require us to redeem the debentures in 2008, 2013 and 2018. See discussion of these circumstances and the notices of default received due to missing the filing deadline for our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 under “Convertible Subordinated Debentures” under “Cash Flows Provided by Financing Activities” above.

[2]

Offsetting these operating lease payments will be receipts for subleased facilities in the amounts of (in thousands) $2,688, $1,729, $1,844, $1,305, and $257 for the years ending December 31, 2007, 2008, 2009, 2010, 2011, respectively. See Subsequent Events below for information on new subleases that will increase sublease income above the amounts presented here.

[3]

Offsetting these minimum royalty guarantee payments to contributors of imagery will be minimum guaranteed receipts from contributors in the amount of (in thousands) $2,054, $2,179, $1,508 for the years ending December 31, 2007, 2008, 2009, respectively.

Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table. Payments, guaranteed and contingent, under employment contracts are also excluded from this table because they do not constitute purchase commitments.

GUARANTEES

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure model and property releases for images we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by securing all necessary model and property releases for imagery for which we hold the copyright, and by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us. We also require contributing photographers, other imagery partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided or sold to us. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at December 31, 2006 and 2005. As such, we believe the estimated fair value of these liabilities is minimal.

39	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at December 31, 2006 or 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

OTHER POTENTIALLY SIGNIFICANT USES OF CASH

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During 2006, we repurchased a total of 3.5 million shares for $207.7 million under the amended plan. These repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program was suspended in November 2006 when we did not file our Quarterly Report on Form 10-Q for the third quarter of 2006 by the required filing date. The stock repurchase program will be reviewed after we become current with our SEC filings and a decision will be made at that time whether to continue with the program and at what level.

We will continue to consider selective acquisitions of businesses. During 2006, we paid $198.3 million in cash for acquired businesses. Cash paid for business acquisitions can vary significantly from year to year due to the timing of identifying and completing acquisitions that contribute to the achievement of our objectives.

We have not paid or declared any dividends since inception, and our Board of Directors does not anticipate changing this practice in the foreseeable future.

SUBSEQUENT EVENTS

Stock Option Review

As announced on November 9, 2006, we had received notice of an informal inquiry from the Securities and Exchange Commission into our historical stock option grant practices. As also announced on November 9, 2006, a Special Committee of the Board of Directors was established by our Board of Directors to conduct an independent investigation relating to our historical equity award grant practices and related accounting for equity compensation grants. Their review and the review conducted by the company were completed in April 2007, prior to the filing of this Annual Report of Form 10-K. As a result of the review, we are restating prior years’ financial statements through this Annual Report on Form 10-K and recording $27.2 million in additional pre-tax equity compensation expense from 1998 to 2003. The SEC inquiry is ongoing and we are cooperating fully with the SEC.

40	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

FINANCING

On March 19, 2007, we entered into an agreement with U.S. Bank National Association (“U.S. Bank”), as Administrative Agent and Sole Lead Arranger, for a 364-day senior unsecured revolving credit facility (the “Facility”). The Facility initially makes $200 million available for borrowing but includes a feature that allows us to increase the available funds to $350 million within the first six months of the term of the Facility, provided there shall not have occurred any material adverse change in the business, assets, condition (financial or otherwise), operations, results of operations or prospects of the company from June 30, 2006 through the date the company exercises its rights to increase the available funds. Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of 0.5% convertible subordinated debentures, and working capital requirements. On April 18, 2007, we drew down $80 million under the Facility to fund, in part, the acquisition of MediaVast, Inc.

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

Fees paid in connection with the establishment of the Facility will be deferred and amortized to interest expense over the term of the Facility.

ACQUISITIONS

On April 25, 2007, we purchased all the shares of MediaVast, Inc. for approximately $202 million in net cash. MediaVast, Inc., located in New York, NY, is an entertainment photography company, which licenses imagery primarily under the brand name Wire Image. The majority of the purchase price is expected to be allocated to goodwill and other intangible assets.

We also purchased several other small companies subsequent to December 31, 2006.

RESTRUCTURING

On March 16, 2007, we entered into a sublease agreement with New York Magazine Holdings, L.L.C. (New York Holdings), for 72,843 square feet of our excess leased space in, New York, NY. On May 3, 2007, we entered into a sublease agreement with Cardinia Real Estate, L.L.C. (Cardinia) for the remaining 72,960 square feet of our excess leased facilities in New York. Both of these sublease agreements span the remainder of our lease term.

On May 14, 2007, we entered into a sublease agreement with Google, Inc. (Google), for the remainder of our excess leased facilities in Seattle, WA. Google will sublease approximately 56,000 square feet at our Seattle offices, for a term beginning June 1, 2007 and ending August 11, 2013, the end of our lease term.

These sublease agreements have been factored into our 2006 accrual for losses on leased properties. See Note 12. Restructuring Costs to our Consolidated Financial Statements for additional information.

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

41	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

Goodwill and Identifiable Intangible Assets

Goodwill is the excess of the purchase price and related costs over the fair value of net tangible and identifiable intangible assets acquired through acquisitions of businesses. Goodwill is reviewed for impairment annually on August 31 and between annual tests in certain circumstances. When assessing impairment, we estimate the implied fair value of each segment based on a discounted cash flow model that involves significant assumptions and estimates, including our future financial performance, our future weighted average cost of capital and our interpretation of currently enacted tax laws. At August 31, 2006, the implied fair value of our goodwill exceeded its carrying value in each segment and, therefore, goodwill was not impaired in either segment. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. The balance of goodwill at December 31, 2006 was $1.0 billion.

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from us and sold, transferred, licensed, rented, or exchanged. Identifiable intangible assets are generally valued based on discounted future cash flows that we estimate will be generated by the assets and are amortized on a straight-line basis over their estimated useful lives (see “Estimated Useful Lives of Certain Long-Lived Assets” below for more information). Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of the asset is not recoverable and exceeds its fair value. The discounted cash flow models we use to determine the fair value of identifiable intangible assets involve significant assumptions and estimates, including cash flows expected to be generated by the assets, the estimated useful lives of the assets, and our future weighted average cost of capital. As circumstances change, it is possible that future impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. No identifiable intangible assets were impaired during the periods presented. The majority of the $77.2 million net book value of our identifiable intangible assets at December 31, 2006 consisted of trademarks, trade names and copyrights ($34.5 million) and customer lists, contracts and relationships ($31.2 million).

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

PROPERTY AND EQUIPMENT

The majority of the $147.1 million net book value of our property and equipment at December 31, 2006 consisted of imagery ($80.7 million), computer hardware and software ($45.4 million) and leasehold improvements ($16.2 million).

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

Leasehold improvements are amortized over the shorter of the remaining original term of the lease or the estimated useful life of the improvement, ranging from two to 20 years, with the majority of the net book value invested in assets with original estimated useful lives of approximately 10 years. The estimated useful lives of leasehold improvements are determined based on our prior experience with similar assets and the expected future utility of the assets to us based on our operating plans. Our future operating plans could change and we may choose to, or be required to, terminate our leases and thereby abandon our leasehold improvements prior to the termination of the associated lease or the end of the otherwise estimated useful life. The estimated useful lives of leasehold improvements are reviewed whenever events or changes in circumstances indicate that revisions may be required, such as a planned move to or from, or remodeling of, a leased space.

42	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

IDENTIFIABLE INTANGIBLE ASSETS

As discussed above, the majority of the net book value of our identifiable intangible assets at December 31, 2006 consisted of trademarks, trade names and copyrights and customer lists, contracts and relationships. We evaluate the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

The estimated useful lives of trademarks, trade names and copyrights, ranging from two to 10 years, are generally based on contractual or other legal terms, our plans for use of the assets and the cost and difficulty of renewing the lives of the assets. The useful lives of these assets may change or terminate prior to the end of their contractual lives due to changes in operating plans, brand strategy, acquisition or disposition of businesses and legal action, among other circumstances.

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

Income Taxes

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. We establish reserves for tax uncertainties when, despite our belief that we have appropriate support for positions we have taken on our returns, it is probable that certain of these positions will be challenged and may not be sustained upon review by taxing authorities. These reserves are established through our income tax provisions and are recorded as long-term liabilities on our consolidated balance sheets. We recalculate these reserves as governing laws and facts and circumstances change, such as the closing of a tax audit or the expiration of the statute of limitations for a specific exposure. We are subject to tax examinations by many taxing authorities. Although we believe that our judgments, estimates and assumptions are reasonable, the final determination of our tax liability could materially differ from our expectations. If this should occur, our Consolidated Financial Statements could be materially impacted.

The existence and valuation of our deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on tax laws, regulations, accounting principles, and our interpretations thereof. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income in each applicable tax jurisdiction. We reduce our deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. Deferred U.S. income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments. Deferred tax assets and liabilities are classified into net current and net non-current amounts based on the balance sheet classification of the related asset or liability, or if there is no such asset or liability, according to the timing of the expected reversal of the temporary difference that created the deferred tax asset or liability.

Our effective tax rate was 36.3%, 35.0%, and 38.8% for the years ended December 31, 2006, 2005, and 2004, respectively. Our effective tax rate is affected by: our mix of pre-tax earnings in jurisdictions with varying statutory tax rates; changes in tax laws, regulations and accounting principles; changes in valuation allowances provided against our deferred tax assets; and changes in our reserves.

The adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48 on January 1, 2007 will affect the way our reserves for uncertain tax positions are calculated. See Recent Accounting Pronouncements below for more information.

Foreign Exchange

Foreign exchange gains and losses that arise from changes in the exchange rates underlying foreign-currency denominated assets and liabilities, other than long-term intercompany balances, are included in our consolidated statements of income for the periods in which the exchange rates change. Foreign exchange gains and losses that arise from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future, are reported in accumulated other comprehensive income in our consolidated balance sheets. The future cash needs of the parent company and each subsidiary are uncertain. Should we reclassify and settle a portion of these intercompany balances at some time in the future due to domestic cash needs or for other purposes, these intercompany balances would be redesignated as short-

43	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

term, and all future revaluation gains and losses would be recorded in our consolidated statement of income. In addition, should we dispose of one of the subsidiaries with which we have a long-term intercompany balance, the accumulated other comprehensive income or loss associated with that entity would be included in the calculation of the gain or loss on the disposal of the subsidiary. Foreign exchange gains of $15.8 million, losses of $23.5 million and gains of $8.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, arose from changes in the exchange rates underlying intercompany balances deemed to be long-term in nature and therefore were included in our consolidated balance sheets as a component of accumulated other comprehensive income. Accumulated net unrealized gains (losses) on revaluation of foreign currency denominated long-term intercompany balances were $17.3 million and $1.3 million at December 31, 2006 and 2005, respectively.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers and delegates. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate. Should future uncollectible amounts not reflect our current estimates, we would be required to change our allowance for doubtful accounts through an entry to bad debt expense included in selling, general and administrative expenses in our consolidated statement of income. Our allowances for doubtful accounts at December 31, 2006 and 2005 were $14.3 million and $11.8 million, respectively. The percentage of our investment in trade receivables, net of allowances for doubtful accounts and sales returns, more than 90 days old as of December 31, 2006 and 2005 was 5% and 11%, respectively. The decrease in this percentage from 2005 to 2006 was due to certain balances over 90 days old at December 31, 2005 that we believed to be collectible and therefore did not reserve.

RECENT ACCOUNTING PRONOUNCEMENTS

SEC STAFF ACCOUNTING BULLETIN (“SAB”) NO. 108, “CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS”

In September 2006, the staff of the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. Management has assessed the requirements of SAB No. 108 and it did not have an impact on our Consolidated Financial Statements.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (“SFAS”) NO. 157, “FAIR VALUE MEASUREMENTS”

In September 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. Management is currently assessing the impact this Statement may have on our Consolidated Financial Statements.

44	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7

FASB INTERPRETATION (FIN) NO. 48, “ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES – AN INTERPRETATION OF FASB STATEMENT NO. 109”

In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes effective January 1, 2007. This Interpretation prescribes a two-step process to follow in evaluating a tax position we have taken, or expect to take, in a tax return. First, we must determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position. Second, we must measure and recognize all tax positions that meet the first threshold in an amount equal to the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We will recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is met. We will derecognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is no longer met.

Upon initial adoption, we will apply the provisions of this Interpretation to all of our tax positions. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date will be recognized or continue to be recognized. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for 2007. The amount of the cumulative-effect adjustment will be the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to the application of this Interpretation and the net amount of assets and liabilities recognized as a result of applying the provisions of this Interpretation. We will record the cumulative effect of the change in retained earnings in the statement of financial position as of the date of adoption. The cumulative-effect adjustment will be to increase the reserves for uncertain tax positions by approximately $4.2 million and reduce retained earnings by the same amount.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, primarily changes in: interest rates; the market price of our common stock, into which our debt is convertible (equity price risk); credit ratings of issuers of short-term investments when we invest in them (credit risk); and foreign currency exchange rates.

SHORT-TERM INVESTMENTS

We had no short-term investments outstanding at December 31, 2006.

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

Average closing price per share of common stock for the last five trading days of the reporting period	$62	$70	$80	$90	$100	$120	$150	$250	$1,500	$2,900
Incremental dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

45	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7A

CREDIT RISK

In addition to interest rate risk, our short-term investments expose us to credit-related losses as they comprise debt instruments issued by third parties. We mitigate this risk by only buying investment grade debt securities.

As of December 31, 2006, we held no short-term investments. At December 31, 2005, 90% of our investments were in AAA rated or U.S. Treasury debt instruments, and no investments were rated below A. Significant concentrations of investments at December 31, 2005 were Fannie Mae ($62.1 million fair value), Freddie Mac ($56.8 million fair value) and Federal Home Loan Bank ($52.9 million fair value). Almost all (98%) of these concentrated investments were in AAA rated or U.S. Treasury debt instruments at December 31, 2005.

FOREIGN CURRENCY EXCHANGE RATE RISK

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

Transaction gains and losses arising from revaluation of assets and liabilities denominated in the same foreign currencies may offset each other, in part, acting as a natural hedge. Where our assets and liabilities are not naturally hedged, we may enter into forward foreign currency exchange contracts to reduce our exposure to transaction gains and losses. Our forward foreign exchange contracts generally range from one to three months in original maturity and primarily require the sale of euros, British pounds, Japanese yen and Canadian dollars and the purchase of U.S. dollars, euros and British pounds. These contracts have not been designated as hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore gains and losses arising from revaluation of these forward contracts are recorded as exchange gains and losses in our consolidated statements of income in the periods in which the exchange rates fluctuate. These gains and losses generally offset, at least in part, the gains and losses of the underlying exposures that are being hedged.

Based on the forward foreign currency exchange contracts outstanding at December 31, 2006 and 2005, a hypothetical 10% strengthening of the U.S. dollar against the exchange rates for the foreign currencies bought or sold through forward foreign currency exchange contracts would result in exchange gains of approximately $1.6 million and $3.1 million, respectively. A hypothetical 10% weakening of the U.S. dollar would result in gains of similar amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures these contracts are hedging.

Based on the forward foreign currency exchange contracts outstanding at December 31, 2006 and 2005, a hypothetical 10% strengthening of the British pound against the exchange rates for the foreign currencies to be bought or sold through forward foreign currency exchange contracts would result in exchange loss of approximately $0.8 million and a negligible loss, respectively. A hypothetical 10% weakening of the British pound would result in gains of similar amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures these contracts are hedging.

Based on the forward foreign currency exchange contracts outstanding at December 31, 2006 and 2005, a hypothetical 10% strengthening of the euro against the exchange rates for the foreign currencies bought or sold through forward foreign currency exchange contracts would result in exchange gain of approximately $1.5 million and a loss of $2.4 million, respectively. A hypothetical 10% weakening of the euro would result in gains of similar amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures these contracts are hedging.

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

46	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 7A

The following table illustrates the annual change in the foreign currency exchange rates between U.S. dollars and the most commonly hedged associated currencies:

CURRENCY	December 31, 2006	Annual Change	December 31, 2005	Annual Change	December 31, 2004	Annual Change

Australian dollar	1.2684	(7)%	1.3620	6%	1.2812	(4)%
British pound	0.5106	(12)%	0.5818	11%	0.5219	(7)%
Canadian dollar	1.1652	0%	1.1656	(3)%	1.2034	(7)%
Euro	0.7577	(10)%	0.8445	14%	0.7387	(7)%
Japanese yen	119.0200	1%	117.8800	15%	102.6800	(4)%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(A) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, these disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the company. We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2006, our internal control over financial reporting is effective.

Management has excluded the company’s iStockphoto business unit from its assessment of internal control over financial reporting as of December 31, 2006 because this business unit was acquired by the company in a purchase business combination during 2006. iStockphoto is a wholly-owned subsidiary whose total assets and total revenues are both less than 4% of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

47	GETTY IMAGES, INC.	2006	FORM 10-K	PART II	ITEM 9A

Management’s Consideration of the Restatement

As disclosed in Note 2, “Restatements of Consolidated Financial Statements and Special Committee and Company Findings” to our consolidated financial statements, we have restated previously issued financial statements. The restatement resulted from the findings of a Special Committee of the Board of Directors and consisted primarily of additional equity compensation charges resulting from changes in measurement dates and modifications to previously issued equity awards. The restatement resulted in additional pre-tax charges for equity compensation of $27.2 million from 1998 to 2003.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2006, we considered the process and controls that resulted in the need to restate our previously issued financial statements. In 2004, in compliance with the requirements of the Sarbanes-Oxley Act of 2002, we implemented improved procedures, documentation and processes to provide improved internal controls over our stock option granting, accounting and administration. These improvements included adding reviews and reconciliations around the equity granting process, improved documentation, increased communication between departments regarding the equity award granting and accounting processes and standardized processes for recommending and approving new awards.

The company believes that these changes remediated the historical deficiency in internal control over equity award accounting. Consequently, this matter does not constitute a control deficiency as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of 2006, there were no changes in the company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

48	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 10

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about Directors

The following table sets forth certain information with respect to the company’s Board of Directors as of December 31, 2006:

Name	Age	Business Experience	Director Since

James N. Bailey [1] (Class I)	60	Mr. Bailey has been a Director since February 1998 and served as a Director of Getty Communications Limited, our predecessor, from September 1996 to February 1998. Mr. Bailey co-founded Cambridge Associates LLC, an investment consulting firm, in May 1973 and currently serves as its Senior Managing Director and Treasurer. He also is co-founder, Treasurer and a Director of The Plymouth Rock Company, SRB Corporation, Inc., Direct Response Corporation and Homeowners Direct Company, all four of which are insurance companies and insurance company affiliates. Additionally, Mr. Bailey serves as a Director of Apartment Investment & Management Company (AIMCO), a multi-family dwelling real estate investment trust.	1998

Andrew S. Garb [1] (Class I)	64	Mr. Garb has been a Director since February 1998 and served as a Director of Getty Communications Limited, our predecessor, from May 1996 to February 1998. Mr. Garb also served as a Director of Getty Investments L.L.C. from June 1996 until October 2003. Mr. Garb currently is of counsel to the law firm of Loeb & Loeb LLP, where he has practiced since 1968. Mr. Garb is also a Trustee of the J. David Gladstone Institutes, a nonprofit medical research organization.	1998

Alan G. Spoon [1] (Class I)	55	Mr. Spoon has been a Director since May 2006. Mr. Spoon has been a managing general partner of Polaris Ventures since 2000, where he focuses on investments in digital media, e-commerce and distance learning. Mr. Spoon has held senior leadership positions at the Washington Post Company, where he worked for 18 years, including President, Chief Operating Officer, board member, Chief Financial Officer, President of Newsweek, Head of Newspaper Marketing and Head of Corporate Business Development. Prior to his tenure at the Washington Post, Mr. Spoon was an officer at the Boston Consulting Group. Mr. Spoon also serves as a Director of Danaher Corporation and IAC/InterActiveCorp, and is a member of the Smithsonian Institution Board of Regents, the Massachusetts Institute of Technology Corporation and The Council on Foreign Relations.	2006

Christopher H. Sporborg (Class II)	67	Mr. Sporborg has been a Director since February 1998 and served as a Director of Getty Communications Limited, our predecessor, from May 1996 to February 1998. Mr. Sporborg held various positions at Hambros Bank Limited from 1962 to 1998, including Deputy Chairman of Hambros PLC and Hambros Bank Limited, Chairman and Chief Executive of Hambros Group Investments Ltd. and Chairman of Hambros Insurance Services Group PLC. Mr. Sporborg founded and was Chairman of the Board of Directors of Countrywide plc, a real estate agency and financial services company from 1987 until May 2007. He is the Chairman of the Board of Directors of Chesnara plc, a life assurance company. Mr. Sporborg also serves as a Director of Lindsey Morden Group Inc., an insurance services company.	1998

49	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 10

Name	Age	Business Experience	Director Since

Mark H. Getty (Class II)	46	Mr. Getty is a co-founder of Getty Images, and has been a Director since February 1998, serving as our Executive Chairman from September 1998 to May 2004. In May 2004, Mr. Getty relinquished his role as an executive officer of the company but remains as (non-executive) Chairman of the Board. Mr. Getty served as Co-Chairman of Getty Images from February 1998 to September 1998. He served as Executive Chairman of Getty Communications Limited, our predecessor, from April 1996 to February 1998. From March 1995 to April 1996, Mr. Getty served as the Joint Chairman of Getty Communications Limited. Mr. Getty also is the Chairman of the Board of Directors of Getty Investments L.L.C.	1998

Jonathan D. Klein (Class III)	46	Mr. Klein is a co-founder of Getty Images and has been our Chief Executive Officer and a Director since February 1998. Mr. Klein served as Chief Executive Officer and as a Director of Getty Communications Limited, our predecessor, from April 1996 to February 1998. From March 1995 to April 1996, Mr. Klein served as the Joint Chairman of Getty Communications Limited. Mr. Klein serves on the Board of Directors of Getty Investments L.L.C. and as a Director of RealNetworks, Inc. a leading creator of digital media services and software. He also serves on the Board of Trustees of the Groton School, on the Board of Directors of Friends of the Global Fight Against Aids, Tuberculosis and Malaria, one of the leading organizations working to educate, engage and mobilize Americans on the fight to end the worldwide burden of these diseases by focusing its efforts on decision-makers in Washington DC, and on the Advisory Board of the Global Business Coalition on HIV/AIDS, Tuberculosis and Malaria, the pre-eminent organization leading the business fight against HIV/AIDS and a mission to harness the power of the global business community to end the HIV/AIDS, tuberculosis and malaria epidemics.	1998

Michael A. Stein (Class III)	57	Mr. Stein has been a Director since June 2002. Mr. Stein served as Senior Vice President and Chief Financial Officer of ICOS Corporation, a biotechnology company, from January 2001 to January 2007. Prior to that, Mr. Stein was Executive Vice President and Chief Financial Officer of Nordstrom, Inc., a leading fashion specialty retailer, from October 1998 to September 2000. Mr. Stein served as Executive Vice President and Chief Financial Officer of Marriott International, Inc. from 1993 to 1998. Prior to his work at Marriott, he spent eighteen years at Arthur Andersen as a partner in their Washington, DC office. Mr. Stein also serves on the Board of Directors of Apartment Investment & Management Company (AIMCO), a multi-family dwelling real estate investment trust. He also serves on the Board of Trustees of the Fred Hutchinson Cancer Research Center.	2002

[1]	Class I directors are nominated for election at the next annual meeting.

50	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 10

Audit Committee

The company has an Audit Committee that consists of Messrs. Bailey, Garb and Stein, each independent directors, as defined by the New York Stock Exchange. Mr. Stein has served as the chairman of the Audit Committee since 2002. Additionally, the Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Stein is an “Audit Committee financial expert” as defined under applicable rules of the SEC.

INFORMATION ABOUT EXECUTIVE OFFICERS

Set forth below is certain information with respect to the current executive officers of Getty Images other than Mr. Klein, whose information is included in the table above.

Name	Age	Business Experience

Jeffrey L. Beyle	46	Mr. Beyle is our Senior Vice President, Business Development, effective June 2007. Prior to this role, Mr. Beyle served as our Senior Vice President and General Counsel since November 2000. Mr. Beyle also served as head of Human Resources from 2002 to 2004. Prior to joining Getty Images in November 2000, Mr. Beyle was General Counsel of Coca-Cola’s Asia-Pacific Group in Hong Kong from April 2000 to October 2000. Prior to that, Mr. Beyle was Vice President of Legal and Business Development for the China Division of The Coca-Cola Company from May 1997 to April 2000, and held other positions with The Coca-Cola Company since joining that company in 1992.

Nicholas E. Evans-Lombe	40	Mr. Evans-Lombe is our Executive Vice President, Imagery, Products and Services, effective in June 2007. Mr. Evans-Lombe previously served as Senior Vice President, Imagery and Services from August 2004 to May 2007, Senior Vice President, Editorial Customers from September 2003 to July 2004, Senior Vice President, Editorial from January 2002 to September 2003, Senior Vice President, Strategy and Corporate Development from February 1998 to January 2002, and Director of Strategy and Corporate Development of Getty Communications Limited, our predecessor, from February 1996 to February 1998. Prior to joining Getty Images, Mr. Evans-Lombe held various positions in the corporate finance division at Hambros Bank Limited from 1989 to December 1995.

James C. Gurke	51	Mr. Gurke has been Senior Vice President, Human Resources and Facilities since August 2004. From December 2003 to June 2007 he also served as Chief of Staff. Mr. Gurke previously served as Senior Vice President, Business Development from December 2003 to July 2004, Senior Vice President, New Revenues from May 2003 to December 2003, Vice President of New Revenues from August 2002 to May 2003, and Vice President, Sales and Marketing – Americas from January 1999 to August 2002. Prior to joining Getty Images, Mr. Gurke was employed by Encyclopaedia Britannica from 1994 to 1999, finally serving in the capacity of Vice President, Educational Sales and Marketing.

Bruce T. Livingstone	36	Mr. Livingstone became a Senior Vice President of Getty Images in addition to his existing role as Chief Executive Officer iStockphoto, in May 2007. He initially joined Getty Images in February 2006 as Chief Executive Officer of iStockphoto when Getty Images acquired iStockphoto, Inc., a company Mr. Livingstone founded in 2000. iStockphoto pioneered the micropayment industry in stock imagery in 2000 and remains the worldwide leader in that industry segment. Mr. Livingstone has started several other companies, including Evolvs Media Inc. and Paper Thin Walls Inc., the assets of each of which were also recently acquired by Getty Images. Prior to creating iStockphoto and his various other companies, Mr. Livingstone held various positions in the graphic design, marketing and technology sectors.

51	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 10

Name	Age	Business Experience

John L. McKay	51	Mr. McKay joined Getty Images in June 2007 as Senior Vice President and General Counsel. Prior to joining Getty Images, Mr. McKay served as a United States Attorney for the Western District of Washington from 2001 to January 2007. During the interim between his service at the Department of Justice and Getty Images, he was a Visiting Professor of Law at Seattle University School of Law. Prior to his work at the Department of Justice, Mr. McKay served in numerous leadership and legal roles including President of the Legal Services Corporation and service as a White House Fellow.

Thomas Oberdorf	50	Mr. Oberdorf joined Getty Images in June 2006 as Senior Vice President and Chief Financial Officer. Prior to joining Getty Images, Mr. Oberdorf was the Senior Vice President, Chief Financial Officer and Treasurer of CMGI, Inc., from 2002 to June 2006 and Senior Vice President and Chief Financial Officer – BeMusic Direct of Bertelsmann Music Group (BMG Music) from 1999 to 2002. Prior to his work at BMG Music, Mr. Oberdorf served in a number of leadership roles at Reader’s Digest Association, Inc. from 1981 to 1999, last serving as the Vice President Global Books and Home Entertainment – Finance.

Bo T. Olofsson	45	Mr. Olofsson has been Senior Vice President Global Sales since October 2005, and Senior Vice President, EMEA, Asia Pacific and Emerging Markets from May 2003 until October 2005. Prior to joining Getty Images, Mr. Olofsson worked for Dell Computer in Europe from 1997 to May 2003, serving in a number of executive sales positions. Prior to working for Dell Computer, Mr. Olofsson worked for Apple Computer in Europe from 1990 to 1997.

Linda J. Ranz	38	Ms. Ranz is our Senior Vice President – Technology effective in June 2007. Ms. Ranz previously served as our Senior Vice President, Customer Experience from November 2006 to May 2007, Vice President, Marketing from August 2004 to October 2006, Vice President, Marketing – Editorial Customers from June 2004 to July 2004, Vice President, Marketing from November 2002 to June 2004, Director, Product Marketing from June 2002 to October 2002, Vice President of Business Development from July 2001 to May 2002, and Director, Site Management & Business Development from June 1999 to June 2001. Prior to joining Getty Images, Ms. Ranz held various positions in the wireless industry.

Jack Sansolo	63	Dr. Sansolo was our Senior Vice President, Marketing from November 2004 until his retirement effective June 2007. Prior to joining Getty Images, Dr. Sansolo was a marketing consultant from January 2001 to November 2004 and, from September 1996 to January 2001, Executive Vice President, Global Brand Direction at Eddie Bauer, a retail clothing seller. Previously, he had held marketing positions at a number of companies, including Hill Holiday Advertising, Kennan Research and Consulting, Inc., and AT&T. Dr. Sansolo serves on the Board of Directors of aQuantive, Inc. and served on the Board of Directors of Celebrate Express, Inc. during 2005.

Michael D. Teaster	40	Mr. Teaster is our Senior Vice President, Imagery, Products and Services effective in June 2007. Mr. Teaster previously served as Senior Vice President, Business Development, from November 2006 to May 2007, managing acquisition activity, overseeing the development and management of strategic partnerships, and pursuing new business opportunities including the creation of new products and services. Mr. Teaster has more than ten years of industry-related business development experience. In 1994, Mr. Teaster managed the international network of licensees for The Image Bank and became vice president of Licensee Relations in 1998 (prior to the acquisition of The Image Bank by Getty Images in November 1999). From 2001 to 2004, he served as Vice President of Agent Development, overseeing the strategy and implementation of Getty Images’ Master Delegate network worldwide. In 2004, he was appointed Vice President of Image Partners before his role expanded to include business development in July 2005.

52	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 10

Code of Ethics/Code of Business Conduct/Corporate Governance Guidelines

Getty Images has adopted the following codes and guidelines applicable to our business conduct: (1) Code of Business Conduct, (2) Code of Ethics for Getty Images’ management and Board of Directors, (3) Corporate Governance Guidelines, and (4) the Leadership Principles. These codes and guidelines can be found on the Corporate Governance section of Getty Images’ website. Log on to www.gettyimages.com and click “About Us,” then “Investors,” then “Corporate Governance.” These documents are also available in print to any shareholder who makes a request in writing to:

Investor Relations Department

Getty Images, Inc.

601 North 34th Street

Seattle, Washington 98103

1-866-275-4389

investorrelations@gettyimages.com

The above codes and guidelines have been adopted in order to deter corporate wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (2) full, fair, accurate and timely disclosure in reports and documents we file with the SEC and in other public communications, (3) compliance with applicable governmental laws, rules and regulations, (4) accountability for adherence to our ethical standards, codes and guidelines, and (5) the prompt internal reporting of any violation thereof.

If any material provisions of our Code of Ethics or our Code of Business Conduct are waived for any member of our management or Board of Directors, or if any substantive changes are made to our codes as they relate to any Director or member of management, we will disclose that fact on our website or in a Current Report on Form 8-K that would be filed with the SEC. In addition, any other material amendments to our Codes will be disclosed. There were no waivers of any of our codes relating to executives or directors in 2006. There has been one waiver made and disclosed in 2007 with respect to Mr. Livingstone as discussed further in Item 13, Certain Relationships and Related Transactions in this Annual Report on Form 10-K.

The Board has established a mechanism by which any employee, shareholder, vendor, customer or other interested party may submit confidential or anonymous reports of suspected or actual violations of our Code of Business Conduct or Code of Ethics relating to financial, accounting, auditing or internal controls matters or procedures. Individuals wishing to submit such reports may do so by emailing 1-800-425-0889 or logging on to www.resultor.com/gettyimages, both of which are available 24 hours, seven days a week.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of our common stock. Reporting Persons are also required by the SEC regulations to furnish Getty Images with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of copies of such reports received by us, or on written representations from certain Reporting Persons that no other reports were required for such persons, we believe that during fiscal year 2006, all Section 16(a) filing requirements were satisfied on a timely basis.

53	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of three independent Directors, Messrs. Bailey, Garb and Sporborg. None of Messrs. Bailey, Garb or Sporborg has been an officer or employee of Getty Images at any time or is an executive officer of an entity for which an executive officer of the company served as a member of a compensation committee or as a director during the last fiscal year. During 2006, none of our executive officers served as a member of the board of directors or compensation committee of any other entity whose executive officer(s) served on our Board of Directors or Compensation Committee.

EXECUTIVE COMMITTEE

The Executive Committee consists of Messrs. Bailey, Garb, Klein and Stein. This Committee was formed in December 2005 and met only once in 2006. This Committee has a limited delegation of authority from the Board of Directors to exercise the authority of the Board during the intervals between meetings of the Board, except for matters that cannot be delegated by law or pursuant to the company’s Restated Certificate of Incorporation or by-laws and except for those matters expressly delegated to another committee of the Board of Directors.

PRESIDING DIRECTOR; EXECUTIVE SESSIONS OF INDEPENDENT DIRECTORS

In 2006, the independent directors of the Board met in executive session four times to discuss such topics as the independent directors determined appropriate, including evaluation of the performance of the chief executive officer. In 2006, Mr. Bailey was selected by the independent members of the Board to chair these sessions and to be the lead independent director.

EQUITY COMPENSATION COMMITTEE (FORMERLY KNOWN AS THE STOCK OPTION COMMITTEE)

The Equity Compensation Committee consisted of Mr. Klein. The Equity Compensation Committee was responsible for the administration of the company’s 2005 Incentive Plan for those employees who were not one of our executive officers. The Equity Compensation Committee took action two times during 2006. The Equity Compensation Committee was disbanded in April, 2007 as a result of the Special Committee’s 1 recommendation to that effect.

[1]

The Special Committee and its function are described more fully in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K in the subsection titled “Restatement of Financial Statements.”

54	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Getty Images, Inc. has reviewed and discussed the following Compensation Discussion and Analysis section of this proxy statement with Getty Images’ management. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K for the year ended December 31, 2006 and in our 2007 proxy statement. The members of Getty Images’ Compensation Committee during 2006 and as of the filing date of this Annual Report on Form 10-K are:

Andrew S. Garb (Chairman)

James N. Bailey

Christopher H. Sporborg

55	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

COMPENSATION DISCUSSION AND ANALYSIS

Our compensation programs are designed to attract and retain highly qualified employees and to motivate them to maximize shareholder returns by achieving annual and long-term financial goals. Our compensation programs also allow the performance of individual employees against non-financial targets (such as adherence to our Leadership Principles 1) to play a role in determining total compensation. Our leadership principles define the kind of company we want to be by setting forth leadership behaviors that form the cornerstone of everything we do. Our compensation programs are intended to be competitive with prevailing market practices and to link each employee’s compensation directly to our financial performance. The following discussion addresses the following aspects of our compensation programs and policies:

•	Our executive compensation program objectives and what the program is designed to reward.
•	The role of the Compensation Committee, our executive officers and our compensation consultant in the development and administration of the executive compensation program.
•	The details of our executive compensation program, including:
•	The elements of the program, why we choose to pay each element, and how each element fits into our overall compensation objectives.
•	How we determine the amounts to pay.

I.    Compensation Programs – Objectives and Design

The primary basis of our general compensation philosophy and practice is that total compensation should vary along with the success of Getty Images in achieving its financial objectives and of the individual employee in achieving his or her non-financial objectives, and that long-term incentive compensation should be closely aligned with the shareholders’ interests. This approach applies to all of our employees, with a more significant portion of compensation being variable (that is, at-risk and tied to Getty Images’ financial performance) as an employee’s level of responsibility increases.

Another important aspect of our compensation philosophy and practice is that our compensation programs should be straightforward in their design and application. We believe that this approach has the benefit of allowing employees to understand clearly how they will be compensated. This approach also makes it easier to predict and measure the compensation that employees have realized and will realize in the future, and to reduce the chance of the compensation programs having unintended consequences.

II.    Role of the Compensation Committee, our Executive Officers and our Compensation Consultant

The Compensation Committee has oversight responsibility for our compensation plans, policies and programs both for our executive officers and for our other employees. Our management team, in particular our Human Resources Department, works with our Chief Executive Officer and our other executive officers to develop and design our compensation plans, policies and programs. The more significant plans, policies and programs, including all in which any executive officer participates, then are reviewed with the Compensation Committee at formal meetings and via informal discussions in order to provide the information necessary, or requested by the Committee to evaluate, modify as needed, and ultimately approve the plans, policies and programs. The Compensation Committee also has engaged Towers Perrin, a leading compensation consulting firm, to assist the Compensation Committee in the performance of its duties. On decisions regarding the compensation of specific executive officers, the Compensation Committee works closely with the Chief Executive Officer, with the Chief Executive Officer making recommendations regarding each of the other executive officer’s compensation for discussion with and, ultimately, approval by the Committee. On the Chief Executive Officer’s compensation, the Compensation Committee works with Towers Perrin to obtain the information and advice necessary for it to make the decisions.

Towers Perrin reports directly to the Compensation Committee, which has authority to engage and retain any outside advisors to provide advice regarding all aspects of executive compensation and benefits. We have not commissioned a custom survey from Towers Perrin in the past nor do we have current plans to request such a survey. Rather, we have relied upon the Towers Perrin Executive Compensation Survey, which provides Getty Images with market data for our executive positions, including the Chief Executive Officer. Towers Perrin provides us with comparative compensation information for equivalent positions from peer companies, using benchmark and market practice data for base salaries, incentives, and stock awards. Towers Perrin has also supplied relevant and timely

[1]	Our Leadership Principles can be found in the Corporate Governance section of our website. Log on to www.gettyimages.com and first click “About Us” then “Investors” then “Corporate Governance.”

56	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

information to the Compensation Committee and management on such matters as regulatory changes and updates, current industry practices relating to executive compensation and other such issues. This information is utilized by the Chief Executive Officer when making executive compensation recommendations to the Compensation Committee and by the Committee when evaluating these recommendations. In addition to the services provided to the Compensation Committee, Towers Perrin also has advised management on our sales commission programs and on our long-term incentive compensation program for all other employees. The Compensation Committee believes that Towers Perrin has provided valuable independent advice to the Compensation Committee that is untainted by its other engagements; Nevertheless, the Compensation Committee believes that best practices dictate that the Committee should have a consultant that does not do any other work for the company. As a result, going forward management will retain another compensation consultant and Towers Perrin will provide advice only to the Compensation Committee. The Compensation Committee also believes that Towers Perrin’s advice was enhanced by its in-depth knowledge of our culture and compensation programs that it gained as a result of the work it did on these other projects. The Human Resources and Legal Departments also work with Towers Perrin as required in performing certain of the tasks assigned to Towers Perrin by the Compensation Committee. Such work includes, for example, providing information on our current practices, advising on proposals that may be considered regarding executive or other compensation, and providing detail on our compensation structure such as current and historical salaries, benefits, bonus and equity compensation so that, as required, Towers Perrin can provide us with relevant feedback and comparative data.

III.	Elements of Compensation – Identification and Selection; Benchmarking and Determination of Amounts; Other Benefits

A. Identification and Selection of Elements of Compensation

The total compensation for our employees, including our executive officers, consisted of the following components in 2006 (and will consist of these elements in 2007 as well):

Element	Description and Objective

Base salary	We provide base salaries that are competitive with those companies with whom we compete for talented employees. We set our target base salaries at the 50th percentile for comparable jobs at comparable companies nationwide, in order to provide our employees with competitive base salaries. We believe our target base salaries are an important part of an attractive overall compensation and benefits package.

Cash bonus Non-Sales Employees

We offer an annual pay-for-performance cash incentive plan dependent on our annual financial performance and the individual employee’s performance against specific performance objectives and our Leadership Principles. A greater percentage of an employee’s award is determined by performance against financial objectives as the employee’s level of responsibility increases.

The objective of this plan is to provide a means to align the interests of our non-sales employees to our critical annual financial objectives and to reward all non-sales employees for achieving these objectives. This plan covers all executive officers, except the Senior Vice President, Global Sales.

Sales Employees

For non-executive Sales employees, their cash commission plan payout is solely dependent upon individual and/or group sales targets. For the more senior employees in the Sales function (including our Senior Vice President, Global Sales), a part of variable cash compensation is determined by personal performance against specific performance objectives and our Leadership Principles.

Our sales commission plan is designed to provide significant incentives for Sales employees at all levels to achieve the monthly, quarterly and annual sales targets.

57	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

Element	Description and Objective

Long-Term / Equity Compensation

Our long-term compensation is in the form of equity awards, primarily in the form of restricted stock units, although the Compensation Committee likely will continue to make awards of stock options to the Chief Executive Officer.

A restricted stock unit award is a grant of a right to receive shares of our common stock that vests over time. As the restricted stock unit awards vest, employees receive shares that they own outright. In contrast, stock options are options to purchase shares of our common stock upon the payment of the award exercise price, with the recipient being able to exercise the options only as the award vests over time. The exercise price for a stock option award is no less than the fair market value of our common stock on the date of the award, which we define as the average of the high and low trading prices of our common stock on the date of the award. This means that the award recipient receives value from the stock option award only if the price of our common stock appreciates.

The long-term compensation program is designed to allow annual awards of restricted stock units for a significant number of our employees, although our executive officers may not receive awards each year. The use of equity as the vehicle for our long-term compensation program builds on the annual cash incentive programs by rewarding key employees for their efforts in achieving our financial objectives. In addition, equity incentive awards may be able to tie our employees’ compensation (that of our more senior employees, in particular) more closely to shareholder returns than cash incentives.

The time-based vesting schedules (back-end loaded in the case of the Chief Executive Officer as described below in this Compensation Discussion and Analysis under the subheading Equity Compensation) are intended to support retention.

Benefits

We aim to provide our employees with a competitive, comprehensive and well-balanced compensation package.

While the specifics of the benefits programs vary by country, we typically provide health, disability and life insurance, as well as defined contribution retirement plans. We also provide limited additional benefits for the executive officers and other senior management, such as supplemental life and disability insurance.

B.	Benchmarking and Determination of Amounts of Each Element of Compensation

In setting each executive’s base salary and target annual cash incentive bonus, and in awarding any long-term incentive compensation, the Compensation Committee considers comparative compensation levels for equivalent positions at peer companies using benchmark and market practice data collected and prepared both by our Human Resources group and by Towers Perrin.

The executive compensation benchmarking surveys provide information on levels of total compensation, total cash compensation, base salary, target annual incentive compensation, and long-term incentive compensation (including equity-based compensation) for comparable executive positions at organizations similar to ours nationwide. Using these surveys and other data, Towers Perrin provides benchmark information on compensation levels and practices, such as the types and prevalence of various compensation plans and the elements thereof, the mix of pay among these elements, and market trends. The Compensation Committee believes it is critical to understand executive compensation practices and levels among all potential competitors for senior management talent. Accordingly, the compensation surveys used by the Compensation Committee represent both general industry and other media-related organizations 1. The most recent surveys provided by Towers Perrin were from 2005, and there were no updates or new surveys provided to us in 2006. Getty Images has not yet determined whether an update to the survey or other data provided by Towers Perrin will be required in 2007.

Given that the scope of executive responsibilities is largely influenced by the size of the organization and associated complexity, the Compensation Committee also believes that it is important to consider the compensation trends of similarly-sized organizations. We evaluated the compensation trends of companies in both the media and general industry, which were selected based on their revenues and market capitalization (two broadly accepted measures of organizational size and scope that are associated with senior management pay levels). Specifically, the compensation comparison groups represent companies with $500 million to $2 billion in annual revenues and a median market capitalization that approximates that of Getty Images.

[1]

As the financial analysts who cover us have discovered over the years, there are a very limited number of companies, if any, that have operations that are closely comparable to ours. As a result, the Compensation Committee, management and Towers Perrin all believe that we must use comparator groups that include companies that are outside of our industry.

58	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

This comparator grouping is not identical to those companies represented in the performance graph included in the Annual Report on Form 10-K for the year ended December 31, 2006. While management and the Compensation Committee believe that it is best to reference the well-known published indices used in the performance graph to measure the performance of our shareholder return, the Committee, with the concurrence of management and Towers Perrin, believes that our competitors for employees (including executive officers) are not limited to the specific companies in those indices.1

With the relevant market data, the Compensation Committee, with management’s assistance, annually reviews all elements of each executive officer’s total compensation, including each officer’s current and historical base salary, actual and target annual cash incentive bonus payouts, equity compensation (including accumulated, realized and unrealized stock option, restricted stock and restricted stock unit gains), relevant internal equities (which involves a comparison of total compensation of employees at all levels of the company), and the cost of the benefits and perquisites. This review also considers the potential accounting impact of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” on compensation programs in general and our long-term incentive compensation program in particular.

While taken into account in making any additional equity awards, the size of past awards is less important in the overall mix of considerations than are the executive officer’s expected future contributions, level of responsibility and the data on market compensation practices. The Compensation Committee also is cognizant of the accounting cost and dilutive impact of equity awards, and works with management to establish approximate limits of overall equity compensation program costs during our annual budgeting process.

In addition to relevant market compensation data and each executive officer’s total compensation information described above, the Compensation Committee considers the following factors in reviewing and determining compensation levels for our senior management:

•	Overall performance of Getty Images, especially as compared to pre-established operating measures and other indicators of shareholder value creation.
•

Individual performance; in particular, each individual executive’s contribution to successful implementation of our short-term performance goals and long-term strategic direction, and adherence to our Leadership Principles. As noted above, our Leadership Principles define the kind of company we want to be by setting forth leadership behaviors that form the cornerstone of everything we do.[2]

•

Our overall executive compensation philosophy, including consideration of how pay compares across various organizational levels (i.e., internal pay equity) and the mix between fixed and variable compensation.

With the assistance of our Human Resources Department, our management (including, but not limited to our executive officers) undertakes a similar benchmarking process for determining the compensation of those employees who are not executive officers. While the Compensation Committee is not involved in the process, the studies used for our other employees include companies that are outside of our industry, as is the case with the benchmarking studies used for the executive officers.

1.	Mix of Elements – Fixed versus Variable Compensation; Cash versus Equity

Both the Compensation Committee and management believe that the above-written compensation elements are necessary elements of a complete and competitive compensation program. This program allows us to offer compensation packages to our employees that are comparable to those offered by employers with whom we compete for talented employees. We believe that our compensation program is effective at attracting, motivating and retaining employees, while at the same time being easy to understand and manage.

The Compensation Committee does not target a specific ratio between fixed and variable compensation for the executive officers. However, in performing the periodic reviews (including the benchmarking exercises) discussed above, the Compensation Committee does consider market practices regarding the mix of total compensation between fixed and variable elements, and believes that a significant percentage of the executive officer’s total compensation should be variable (that is, at-risk and tied to Getty Images’ financial performance). The actual ratio between fixed and variable compensation will depend upon our financial performance and stock price.

In evaluating and determining the mix between fixed and variable compensation, and between cash and equity, the Compensation Committee is mindful that, from October 2001 until September 2005, it did not make significant equity awards to executive officers due to the limited number of shares remaining available for grant under its then-existing equity compensation plan. Awards granted

[1]	This view is supported by the diverse backgrounds of our executive officers, which are described elsewhere in this Annual Report on Form 10-K.
[2]	You can learn more about our Leadership Principles at our website. Log on to www.gettyimages.com and click “About Us,” then “Investors,” then “Corporate Governance.”

59	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

typically were limited to employment inducement awards or awards that were part of a compensation package offered to a newly-promoted executive. Following the shareholder approval of the 2005 Incentive Plan, the Compensation Committee was able to resume its commitment to making appropriate equity award grants and began its current practice of granting restricted stock units as the primary form of equity compensation with the specific intent of increasing both the variable and equity components of the executive’s compensation packages. The equity compensation program was implemented after considerable work by the Compensation Committee and our executive officers, with assistance from Towers Perrin, to develop a broad-based long-term equity compensation plan. It is important to note that while Getty Images’ executives were involved in, and integral to, the development of this long-term equity compensation plan for all employees, they do not determine their own compensation.

2.	Mix of Chief Executive Officer Pay Elements

In 2005, the Compensation Committee conducted a review of Mr. Klein’s current and historical compensation, including annual pay, annual cash incentive bonuses, and equity compensation (including accumulated, realized and unrealized stock option and restricted stock gains). As a result of this review, the Compensation Committee determined that, due to a lack of equity-based awards over the previous four years (excepting an award of 15,000 restricted stock units in December 2002), Mr. Klein’s total compensation was not sufficiently weighted toward “at risk” elements. Particularly, the level of equity compensation over the period between 2000 and 2004 was significantly below the targeted 75th percentile of total chief executive officer compensation for comparable general industry and media companies. This was despite the fact that we had exceptional performance (both in terms of share price appreciation and operational performance) during that period and that our executive compensation program and philosophy emphasize pay for performance. The Compensation Committee also considered the fact that all of Mr. Klein’s equity awards were fully vested and, therefore, Mr. Klein’s compensation package did not provide the desired retention incentives.

At the conclusion of this review, the Compensation Committee decided to make a grant of a fully vested option to acquire 350,000 shares of our common stock to Mr. Klein in September 2005 to account for the limited equity awards granted since 2001. The immediate vesting was designed to bring Mr. Klein’s equity compensation in line with chief executive officer compensation for comparable general industry and media companies and address the pending requirement to recognize an expense for stock option awards (which for us began on January 1, 2006). Similar awards with immediate vesting were made to certain of the other long-serving executive officers in September 2005 1. Executive officers were granted options to acquire shares of our common stock in the following amounts:

Mr. Beyle	45,000
Mr. Ellis	20,000
Mr. Evans-Lombe	50,000
Mr. Gurke	45,000
Ms. Huebner	50,000
Mr. Olofsson	20,000

The Compensation Committee also made an award of 80,000 restricted stock units to Mr. Klein in January 2006 in order to recognize our outstanding performance, especially over the period between 2002 and 2005, to provide him with a meaningful retention-based award that would encourage on-going engagement even if our share price were to decline, and to address the lack of regular stock option awards during a period of significant stock price appreciation (a result of our exceptional financial performance). Awards of restricted stock units also were made to all other executive officers and approximately 25% of our employee population in January 2006.2 The Compensation Committee also granted to Mr. Klein an option to purchase 250,000 shares of our common stock in May 2006 as the first in what is intended to be a program of regular annual stock option awards that will be meaningful for Mr. Klein and will ensure alignment between his total compensation and shareholder value creation. The specific size of the awards will be determined by reference to Mr. Klein’s performance, our financial performance and competitive market data. Both the January and May 2006 grants to Mr. Klein were weighted with back-end vesting of 40% of the shares in year four of the vesting cycle. In April 2006, the Compensation Committee also increased Mr. Klein’s at-target annual cash incentive bonus from 70% to 90% of his base salary in order to put even more of his potential cash compensation at-risk.3

[1]

No compensation expense was recognized for any of these immediately-vested stock option awards because an expense was required under SFAS 123R only for stock option awards that were unvested as of January 1, 2006.

[2]

For further discussion of these grants please see the discussion later in this Compensation Discussion and Analysis in this Annual Report on Form 10-K under the subheading “January 2006 Awards of Restricted Stock Units.”

[3]	No change was made to Mr. Klein’s base salary which has remained at the same amount, $950,000, since February 2004.

60	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

3.	Cash Compensation

a.	Base Salary

Each year, the Compensation Committee reviews the base salary compensation of each executive officer in the manner described above. The Compensation Committee may make changes to base salaries based on an assessment of individual and Getty Images performance, as well as competitive pay levels. The Compensation Committee also seeks input from the Chief Executive Officer regarding the base salaries of the other executive officers. Base pay for the executive officers (excepting the Chief Executive Officer, whose compensation is discussed below) and other employees is designed to be competitive (which we define as approximately the 50th percentile of the peer groups) compared with prevailing market rates at peer companies for equivalent positions, taking into account the executive’s individual performance and potential.

Each year, the Chief Executive Officer reviews each executive’s performance and makes salary recommendations to the Compensation Committee. Changes to base salary may result from these annual merit review increases or, less frequently, significant changes in market data. More significant changes in base salary result from a significant change in job responsibilities. For instance, in 2006, Mr. Teaster and Ms. Ranz were promoted into executive officer positions. As a result of this increase in their job responsibilities, the base salary for each of them was increased significantly during the year. Ms. Ranz’s base salary increased from $191,000 to $230,000 and Mr. Teaster’s base salary increased from $230,000 to $255,000. The new base salaries are at rates that the Compensation Committee believes are more competitive with the prevailing market practices of the peer groups for comparable positions of responsibility.

b.	Annual Cash Incentive Bonus

Our annual cash-based pay-for-performance incentive bonus program, discussed above, is named the Non-Sales Bonus Plan (“NSBP”). The purpose of the NSBP is to motivate and reward employees for the performance of Getty Images against its financial objectives, and for employees’ personal performance against specific personal objectives and our Leadership Principles. The formula for awards is based on these two factors (Getty Images financial performance and personal performance). All of our non-sales employees participate in the NSBP, with the target payout as a percentage of the employee’s base salary increasing as the employee’s level of responsibility increases.

The Chief Executive Officer and the Senior Vice Presidents are not included in the NSBP. Instead, they are covered by a substantially similar plan approved by the Compensation Committee and established under the shareholder approved 2005 Incentive Plan. The only two distinctions between the NSBP for all other employees and the plan for executives are that (i) the operating margin target is slightly different for executives (however, in administering the plan there is no preferential treatment afforded to executives, as more fully discussed further in this Subsection) and (ii) the fact that executives are not included in the NSBP. The sole purpose for administering the annual cash incentive bonus program for the executive officers under the 2005 Incentive Plan is to preserve the full deductibility of awards made to the executive officers pursuant to Section 162(m) of the Internal Revenue Code. Further discussion of the tax consequences of this approach is found below in the Subsection titled “Tax Considerations.” Because all other aspects of the two plans are identical, we will refer to the NSBP as if fully applicable to executive officers.

The payouts under the NSBP are closely linked to our annual financial results, which can allow employees to earn more total cash compensation in times of good financial performance. As with base salaries, the at-target payouts for our executive officers (excepting the Chief Executive Officer) are at approximately the 50th percentile of the peer groups’ payouts. For all other employees, the at-target payments are above the 50th percentile.

The more senior an employee is, the more weighted the formula is towards our financial performance. For instance, for the executive officers, 80% of the officer’s target payout is based on Getty Images performance. 1 The remaining 20% of the target payout is determined by the officer’s individual performance against specific non-financial objectives, including our Leadership Principles. The heavy weighting of the executives’ target payout towards Getty Images performance is intended to motivate the executives by providing substantial bonus payments for the achievement of financial goals and for supporting the efforts of others within Getty Images. For other employees, the weighting ranges from 70% Getty Images performance and 30% personal performance (for Vice Presidents) to a 50 – 50 split between the personal and Getty Images performance components (which is the case for most employees).

[1]

In 2007, Mr. Livingstone’s bonus will be apportioned similarly. However, the 80% company portion will be based half on the target Getty Images performance and half on the target iStockphoto performance, or 40% based on Getty Images performance, 40% based on iStockphoto performance, and 20% based on Mr. Livingstone’s personal performance.

61	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

The Getty Images performance component may exceed the targeted percentage (as noted above, 80% of the at-target award for our executive officers) if our financial performance exceeds the target established by the Compensation Committee for all non-sales employees at the start of the year. The personal component of a participant’s bonus also can be above the targeted percentage (as noted above, 20% of the at-target award for the executive officers) if the employee exceeds his or her personal performance objectives, but is limited to 150% of the at-target amount for the personal component (that is, the payout of the personal component of the at-target award for executive officers can be no more than 150% of the 20% at-target award, or 30% of the at-target award).

No later than March of each year, the Compensation Committee establishes the financial target for the year. In the case of fiscal year 2006, an operating margin target of 35% was used to define the at-target award threshold for all participants, with operating margin defined as income from operations as a percentage of revenue as stated in our audited financial statements (excluding stock-based compensation expense). A minimum operating margin of 31% was required for there to be any payment under the Getty Images performance component of the NSBP. Under the plan applicable to senior executives for 2006, the Compensation Committee approved an operating margin performance objective of 30% 1. Despite this difference in the operating margin targets, there was no and, in the future, will not be preferential treatment for executive officers because the executive officer bonuses are determined as though they are subject to the NSBP. As noted above, the sole purpose for administering the annual cash incentive bonus program for the executive officers under the 2005 Incentive Plan is to preserve the full deductibility of awards made to the executive officers pursuant to Section 162(m) of the Internal Revenue Code.

Our full-year operating margin in 2006 of slightly less than 30% (exclusive of equity compensation expenses) resulted in no payout on the Getty Images financial performance component for any employee or executive. As a result, the bonus payouts for all non-sales employees and executive officers were significantly lower for 2006 than they were for 2005 (because only the personal component of the NSBP was paid in 2006). In fact, Mr. Klein did not receive a bonus in 2006 because the Compensation Committee and Mr. Klein believed that, despite his good personal performance during the year, Getty Images’ operational performance was not satisfactory relative to the operating margin objective.

In the case of fiscal year 2007, a recognized revenue target (as opposed to operating margin target) is being used for all participants, with revenue being as stated in our audited financial statements. “Recognized revenue” for this purpose is as defined by the Accounting Principles Generally Accepted in the United States (“US GAAP”). This is the same standard that is used for our Sales Commission Plan described below.

c.	CEO Base Salary and Annual Cash Incentive Bonus

Mr. Klein’s base salary is determined in a manner similar to that described above for all other executive officers. In setting his base salary, the Compensation Committee considers, among other things, comparative compensation information from peer companies, with the assistance of Towers Perrin in collecting and analyzing the benchmark data and information regarding market practices. Also, as noted above, Mr. Klein’s 2006 target bonus was increased in March 2006 from 70% to 90% of his base salary in order to put even more of his potential cash compensation at-risk. Mr. Klein’s total target cash compensation is intended to be within the third quartile of total cash compensation compared with prevailing market rates at peer companies for an equivalent position. This reflects Mr. Klein’s expected future contributions as well as his contributions to creating value for stockholders since co-founding Getty Images in 1995. As noted above, because we did not achieve our financial target in 2006, Mr. Klein did not receive any bonus in 2006 under this revised plan.

d.	Sales Commission Plan

In addition to the NSBP applicable to non-sales employees, we have a sales commission plan applicable to all Sales employees. This sales commission plan was developed several years ago by our Sales and Human Resources teams, with the assistance of Towers Perrin. It has been adjusted on an annual basis since its rollout as our business and sales operations have changed.

[1]	The 30% operating margin target was used to ensure that all payouts (which would be made starting at an operating margin target of 31% under the NSBP) would be fully deductible.

62	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

Like the NSBP, the annual cash incentive plan payout formula for our SVP, Global Sales, Mr. Olofsson, has two variables:

(1)	His personal performance against non-financial objectives, and

(2)	Our performance against targeted revenue for the year.

As with the NSBP, Getty Images performance against revenue targets dictates 80% of the target sales commission plan payout for Mr. Olofsson. The remaining 20% is determined by his individual performance against non-financial objectives. The heavy weighting of Mr. Olofsson’s target sales commission payout towards Getty Images performance is intended to motivate him by providing substantial bonus payments for the achievement of sales goals. For other senior sales executives, the weighting is 70% against sales revenue targets and 30% against individual achievement of non-financial objectives. For most Sales employees, the sales commission plan payouts are determined solely by performance against personal and/or group sales targets.

For Mr. Olofsson, the sales commission payout for 2006 was significantly lower than the sales commission payout for 2005. This decrease was a result of our not achieving the global revenue target for the full-year and the global revenue target during several quarters of the year.

e.	Tax Considerations

As noted above, for our executive officers (including the Chief Executive Officer), incentive payments for 2006 performance were made under the terms of our 2005 Incentive Plan. The sole purpose of administering and paying the NSBP for the executive officers under the 2005 Incentive Plan (than under the NSBP) was to try to ensure that bonuses paid to the executive officers qualify as “performance-based” compensation, which would allow such payments to be fully tax deductible expenses under Section 162(m) of the Internal Revenue Code of 1986, as amended. It is important to note that, although the 2005 Incentive Plan was the basis for payment of bonuses to senior executives, the actual payments were consistent with the formula set out in the 2006 NSBP, and, therefore, executives did not receive any preferential bonus payments.

For 2006, with respect to the 2005 Incentive Plan only, the Compensation Committee approved an operating margin performance objective of 30% with operating margin defined as income from operations as a percentage of revenue as stated in our audited financial statements (excluding stock-based compensation) and a maximum annual cash incentive payout for each executive officer (as detailed in the 2006 Grants of Plan Based Awards Table set forth later in this Annual Report on Form 10-K). As noted above, the company did not meet this operating margin target. As also noted above, however, while the annual cash incentive bonus plan for executive officers is administered under the 2005 Incentive Plan, the Compensation Committee treats the executive officers as though they are subject to the NSBP. As a result, the Compensation Committee approved bonuses for the executive officers comparable to the personal performance component of the NSBP. Nevertheless, this approach was consistent with the approach taken with regard to all non-sales employees. No bonus was awarded to the Chief Executive Officer because the Compensation Committee and Mr. Klein believed that, despite his good personal performance during the year, Getty Images’ operational performance was not satisfactory relative to the operating margin objective.

4.	Equity Compensation

a.	Long-Term Compensation Plan

The Compensation Committee believes that a responsibly managed equity compensation program that balances the compensatory objectives of the awards, the accounting expense of the awards, and the net dilutive impact of the awards is in our best interests and should be a significant part of our compensation program, for both executives and a significant portion of our employees. Stock-based compensation increases the amount of compensation at risk, ties compensation to our long-term performance and to the creation of shareholder value, and serves to align more closely the employees’ financial incentives with those of our shareholders.

As discussed above, following shareholder approval of the 2005 Incentive Plan, the Compensation Committee was able to resume its commitment to equity award grants and began its current practice of granting restricted stock units as the primary form of equity compensation. The Compensation Committee’s current intent is to use restricted stock units for most of the equity awards that will be made in the foreseeable future. The Compensation Committee believes restricted stock unit awards can be an effective way to provide significant equity compensation to employees with a more predictable long-term reward than stock options. The Compensation Committee also believes the use of restricted stock units will have less of a dilutive impact than stock option grants. This is because fewer shares typically are awarded with restricted stock units than with stock option awards since there is a more certain delivery of value to the award recipient. In addition, the accounting cost involved in granting the number of stock options that would be awarded under our broad-based equity compensation plan on an annual basis made the use of stock options as the form of equity on a company-wide basis cost prohibitive.

63	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

The size of restricted stock unit awards will be based on the responsibilities of the individual employees, their level of compensation, their past equity awards and their expected future contributions. These awards are intended to constitute a significant portion of the recipient’s total compensation. While the value of the awards is determined for some purposes by the share price on the date of the award, the value that ultimately will be realized by the recipient as the award vests over time depends upon the future price of our stock. As a result, these awards directly tie a significant portion of the recipient’s total potential compensation to our financial performance and shareholder return. In 2006, more than 25% of our employees (including all of our executive officers) received restricted stock unit awards.

While restricted stock units will be used most often, the Compensation Committee believes that stock option awards still can play a role in our equity compensation program, particularly for executive officers. Options are most likely to be awarded to executive officers where the Compensation Committee is seeking to use the leverage provided by stock option awards to provide significant upside potential for executive officers (due to the typically larger number of shares subject to options awarded compared to the size of restricted stock unit awards), which would only be realized with significant share price appreciation. While the Compensation Committee believes that the upside potential provided by stock options can be a powerful tool to motive employees, SFAS 123R causes us to incur a significant accounting cost for each stock option that is awarded because of the historic volatility of our share price. As a result of the cost issues, in 2006, only Mr. Klein received an award of stock options (he received an option to purchase 250,000 shares of our common stock).

While our Chief Executive Officer makes recommendations to the Compensation Committee regarding awards of restricted stock units to executive officers (excluding awards to himself), the Compensation Committee reviews these recommendations, discusses them with the Chief Executive Officer and, in some instances, with Towers Perrin, and makes the final award decisions. With information and advice from Towers Perrin, the Compensation Committee makes the award decisions covering the Chief Executive Officer. For all other employees, the executive officers propose recommendations for the members of their functional groups within guidelines established by our Human Resources Department (after consultations with our executive officers and the Compensation Committee). These recommendations are then reviewed by the executive officers as a group and then reviewed and approved by the Compensation Committee. Due to the disbanding of the Equity Compensation Committee as previously noted, in the future all such awards will be approved by the Compensation Committee.

We have no practice or policy, stated or otherwise, that is intended to grant stock options or other equity awards advantageously based on non-public information that we believe will influence our stock price. Further, the Board of Directors has unanimously adopted an Equity Compensation Grant Policy on April 10, 2007, which provides, among other things, that: (1) all terms of each equity grant must be finalized and approved by the Board of Directors or the Compensation Committee on or prior to the grant date; (2) all stock options must have an exercise price equal to or greater than the average of the high and low prices on the grant date; (3) all recipients of equity grants must be notified, in writing, of such grants as soon as possible following approval; and (4) any equity compensation issues or actions will be reported by senior management on a timely basis to the Board of Directors or the Compensation Committee, no less frequently than quarterly.

b.	January 2006 Awards of Restricted Stock Units

In January 2006, approximately 25% of our employees, including all of the executive officers, received their first awards of restricted stock units under the 2005 Incentive Plan. The following awards of restricted stock units were made to executive officers:

	Restricted Stock Units(#)	Award Date Value($)	Year-End Value($)

Jonathan D. Klein	80,000	$7,016,000	$3,509,600
Nicholas E. Evans-Lombe	15,000	1,315,500	658,000
Bo T. Olofsson	13,000	1,140,100	570,310
Patrick F. Flynn	11,700	1,026,090	513,279
Jack Sansolo	11,700	1,026,090	513,279
Jeffrey L. Beyle	11,700	1,026,090	513,279
James C. Gurke	11,700	1,026,090	513,279
Richard R. Ellis	3,300	289,410	144,771

64	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

The award date values of the above awards were determined by multiplying the number of shares covered by the restricted stock unit award by the per share closing price of our common stock of $87.70 on the award date (January 3, 2006). The year-end values were determined by multiplying the number of shares covered by the restricted stock unit award by the per share closing price of our common stock of $42.82 on December 29, 2006. These awards vest over four years with annual cliff vesting, although Mr. Klein’s award has a back-end loaded vesting schedule (the award vests 20% on each of the first three anniversaries of the award date and 40% on the fourth anniversary of the award date).

Although the above restricted stock unit awards were made in early January 2006, they related to performance in 2005. In fact, the Compensation Committee tentatively had decided to make these awards in September 2005 and approved the awards at the December 8, 2005 Compensation Committee meeting to be granted on January 3, 2006, subject to the following conditions:

•	Award recipients who terminated prior to the January 3, 2006 grant date would not receive an award.
•	The price of the award was based on the price of our stock on January 3, 2006, the award date.
•	The award vesting period began on January 3, 2006.
•	No award recipient had any rights to the restricted stock units prior to January 3, 2006.
•	Communication of the terms of the awards was to (and did) occur soon after January 3, 2006.

Because the January 2006 restricted stock unit awards to our executive officers related to performance in 2005, they were made consistent with and pursuant to the terms of the 2005 Incentive Plan. These awards were structured so that they would qualify as “performance-based” compensation, which allowed the expense associated with these awards to be fully tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended. To do this, the Compensation Committee had approved in February 2005 a performance objective of 25% operating margin (defined as income from operations divided by revenue) for the first half of 2005 and maximum possible equity awards for each executive officer that could be awarded upon the achievement of that performance target. The maximum allowable award under this resolution was 750,000 shares of common stock to Mr. Klein and 50,000 shares of common stock to all other Senior Vice Presidents. The Compensation Committee reserved its rights to make any necessary or appropriate downward adjustments. Pursuant to such discretion, the Compensation Committee, despite the fact that Getty Images met the operating margin target, awarded to each executive officer in January 2006 such number of restricted stock units that were less than the maximum permitted amount.

c.	Additional Equity Awards in 2006

In addition to the restricted stock unit awards made in January 2006, additional awards of restricted stock units were made on May 1, 2006, to approximately 25% of our employees. None of our executive officers received awards of restricted stock units in May 2006, although Mr. Klein received an award of an option to purchase 250,000 shares of our common stock at that time. A small group of employees also received supplemental awards of restricted stock units on August 1, 2006. As was the case in May, no executive officers received an award of restricted stock units in August 1.

The timing of the May and August 2006 equity awards was set to coincide with a period when the trading window was most likely to be open for those employees whose trading activities were restricted as a result of their access to our sales and earnings results. We historically have announced our operational results for the first quarter in the third week of April (for instance, the results for Q1 2006 were announced on April 20, 2006) and have announced our Q2 results in the third week of July (for instance, the results for Q2 2006 were announced on July 25, 2006). Since the vesting of restricted stock units triggers income tax for recipients, the open trading window would allow employees to sell sufficient numbers of vested shares to cover the resulting tax liability. The timing also allows enough time for the market to absorb the earnings results. Our current intent is to make awards to newly-hired and newly-promoted employees on a quarterly basis in February, May, August and November, and annual awards in May.

In addition to the January awards of restricted stock units to each of the executive officers and the May stock option award to Mr. Klein, the Compensation Committee made restricted stock unit awards in 2006 to executive officers who were newly-promoted (awards to Mr. Teaster and Ms. Ranz in November) or newly-hired (an award to Mr. Thomas Oberdorf in July). Mr. Richard R. Ellis also received an award of restricted stock units in July when he resumed working on a full-time basis 2.

[1]	Mr. Teaster and Ms. Ranz received awards of restricted stock units in May and August 2006, but that was before either was promoted to become an executive officer of Getty Images.
[2]	None of these restricted stock units were vested when Mr. Ellis separated from Getty Images in December 2006.

65	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

The Compensation Committee also made a special award of restricted stock units in March 2006 to Ms. Elizabeth J. Huebner, who at the time was our Chief Financial Officer. This award was made in order to reward her for past accomplishments on behalf of Getty Images, and for staying on in her position during our search for her successor. The award vested fully in May 2006 when her successor was determined.

The Compensation Committee currently intends to make additional restricted stock unit awards as part of the broad-based equity compensation program in the second quarter of 2007 and make additional awards to certain of the executive officers at that time.

d.	June 2007 Awards of Restricted Stock Units

In June 2007, awards of restricted stock units under the 2005 Incentive Plan were approved for approximately 15% of our employees, including some of the executive officers. The following awards of restricted stock units were approved for executive officers:

Restricted Stock Units (#)

Nicholas E. Evans-Lombe	30,000
Thomas Oberdorf	20,000
Bo T. Olofsson	20,000
Jeffrey L. Beyle	20,000
James C. Gurke	20,000
Bruce T. Livingstone	10,000

These awards will vest over approximately four years with annual cliff vesting of 25% of each award on May 1 of each the next four years.

The Compensation Committee approved the awards at its June 6, 2007 meeting to be granted subject to the following conditions:

•	Award recipients who terminated prior to the grant date would not receive an award.
•	The price of the award will be based on the price of our stock on the grant date.
•	The award vesting period will begin on grant date.
•	No award recipient had any rights to the restricted stock units prior to the grant date.
•	Communication of the terms of the awards will occur soon after the grant date.
•	The awards will be granted on the first trading day after we become current in our filings with the SEC.

The Compensation Committee attempted to structure these restricted stock unit awards so that they would qualify as “performance-based” compensation, which would ensure that the expense associated with these awards would be fully tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended. To do this, in December 2005, the Compensation Committee approved an operating margin performance objective of 30% for 2006, with operating margin defined as income from operations as a percentage of revenue as stated in our audited financial statements (excluding stock-based compensation). The maximum allowable award was 750,000 shares of common stock to Mr. Klein and 50,000 shares of common stock to all other Senior Vice Presidents. In setting these maximum allowable awards, the Compensation Committee reserved the right to make any necessary or appropriate downward adjustments.

As noted above, the sole purpose of setting an operating margin target and associated maximum equity awards for the executive officers was to have the equity awards qualify as “performance-based” compensation, which would allow the associated expense to be fully tax deductible expenses under Section 162(m) of the Internal Revenue Code. Although the Company did not meet the 30% operating margin target in 2006, the Compensation Committee approved the above-listed discretionary restricted stock unit awards in June 2007. Given the size of the equity awards approved to be granted to the executive officers, the Compensation Committee believes that most, if not all, of the expense from these awards will be deductible, although the final determination will be dependent upon the share price at the time the awards vest and also each executive’s total compensation in each year in which the awards vest.

66	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

e.	CEO Equity Compensation

As discussed above, in 2005 the Compensation Committee conducted a thorough review of Mr. Klein’s current and historical compensation package. As a result of this review, the Committee made several equity awards to Mr. Klein in 2005 and 2006 described above. The purpose of these awards was to provide Mr. Klein with a compensation package that includes both a significant short-term at-risk elements (via the annual cash incentive bonus) and significant long-term at-risk elements (via the equity awards that the Committee made and will continue to make, the potential value of which will be realized only with significant share price appreciation and Mr. Klein’s continued service to Getty Images), as well as encourage retention through back-end weighted vesting.

f.	Restatement of Financial Statements

As previously disclosed by Getty Images, the SEC notified Getty Images in 2006 that it is conducting an informal inquiry into our equity compensation grant practices, with which we continue to fully cooperate. Additionally, our Board of Directors formed a Special Committee which undertook an independent investigation relating to Getty Images’ equity compensation grant practices and related accounting for equity compensation grants for the period between July 14, 1994 and November 1, 2006 (the “Relevant Period”). The Special Committee concluded its review in April 2007, finding that there was no evidence of intentional wrongdoing by current employees, officers, or directors of Getty Images. However, the Special Committee and Getty Images’ management determined that incorrect measurement dates for certain equity compensation awards made during the Relevant Period were used for financial accounting purposes and, as a result, Getty Images will restate its prior financial statements to correct the accounting for those awards. While such restatement may include modifications to grants made to current and prior executives or directors of Getty Images, it will not affect the compensation disclosed for Getty Images’ executives or directors as disclosed in this Annual Report on Form 10-K. However, we have not yet fully analyzed any personal income tax affects of our accounting corrections including the impact under Internal Revenue Code Section 409(A), which could ultimately impact executive compensation.

C.	Other Benefits

1.	Benefits We Do Not Provide

In assessing our compensation program, it is important to be aware of the forms of compensation that we do not offer. We provide:

•	no non-qualified deferred compensation plans
•	no defined benefit pension plans
•	no supplemental retirement plans
•	no access to a company plane

Because we believe that we have a competitive benefits program for our employees, we provide only limited additional benefits to our executive officers beyond those benefits provided to all of our employees. These are described below along with those benefits provided to all employees including executives. We believe that maintaining the level of these benefits is important in achieving the retention goals of our total compensation package.

2.	Retirement Plans

The specific retirement and pension plans available to our employees, including our executive officers, vary from country to country.

In the United States, where all but two of our executive officers reside, we have a tax-qualified 401(k) defined contribution retirement plan (“401(k) Plan”) that is available to all full-time employees. The 401(k) Plan is a defined contribution plan designed to allow employees to accumulate retirement funds through employee and Getty Images contributions. All Getty Images contributions are made in cash, are immediately vested in full, and are invested in funds as directed by the participant, who is able to select from a variety of mutual funds. We do not offer participants the opportunity to invest in shares of Getty Images common stock through the 401(k) Plan. For 2006, Getty Images’ contributions to the 401(k) Plan for all eligible employees, including executive officers, equaled 4% of eligible compensation (subject to certain limitations set forth in Internal Revenue Service rules and regulations).

There also are defined contribution plans for certain of our non-U.S. subsidiaries, including in the United Kingdom, where one executive officer, Mr. Olofsson, (our Senior Vice President, Global Sales) resides, and in Canada, where one executive officer, Mr. Livingstone (our Senior Vice President and Chief Executive Officer iStockphoto) resides. While we do not make contributions to all such plans, where we do contribute we make our contributions in cash and do not offer participants the opportunity to invest in shares of our common stock through such plans.

67	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

3.	Supplemental Insurance Coverage

We provide supplemental disability and life insurance coverage to executive officers above the coverage offered to all other employees under our group plans. Because of the income limits included in our group disability insurance policy, the supplemental disability insurance coverage provides the executive officers with comparable coverage for the full amount of their eligible income in the same manner as all other employees’ eligible income is covered.

The amount of supplemental term life insurance coverage provided to executive officers does not exceed $3.5 million for any executive officer. The Compensation Committee believes that this supplemental coverage is both reasonable and competitive with market practices, and was provided at a total annual cost of approximately $60,000 for all of the executive officers. 1

4.	Other Benefits

We also provide to certain of our employees (including all of our Seattle-based executive officers) free parking at certain of our offices (at a cost of approximately $80 per month per employee in Seattle), health club dues (at a cost of $50 per employee in the U.S.), free cell phone service (at a cost of up to hundreds of dollars a month per employee) and, to senior employees located in London (including the one London-based executive officer and 35 others in 2006), an average car allowance of £522 per month, ranging from £417 to £650 per month (a range of approximately $835 to $1,300 per month at current exchange rates).

5.	Benefits Provided to our Chief Executive Officer

We also provide certain other benefits to Mr. Klein, our Chief Executive Officer. These benefits include a company-provided automobile, home security systems, home internet access, cell phones, and an athletic club membership. As noted above, the Compensation Committee considers the total cost of providing these benefits to Mr. Klein periodically and, to-date, has determined that the mix of benefits provided are competitive to market practices and that the cost of providing all such benefits (including supplemental insurance coverage) is reasonable (approximately $93,000 per year).

[1]

This figure is a total for 2006, and includes prorated amounts for the three terminated executive officers (Mr. Flynn, Mr. Ellis, and Ms. Huebner) and the one newly hired executive in 2006 (Mr. Oberdorf). It does not include prorated amounts for the newly promoted executive officers in 2006 (Ms. Ranz and Mr. Teaster) as their coverage began January 1, 2007.

68	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

2006 SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid or earned for all services rendered to Getty Images in all capacities during the fiscal year ended December 31, 2006 by our principal executive officer (PEO), our principal financial officer (PFO), our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2006, and up to two additional individuals who would have been amongst the three most highly compensated executive officers had they been serving as executive officers as of December 31, 2006 (collectively, the “Named Executive Officers”):

NAME AND PRINCIPAL POSITION [1]	Salary($) [2]	Bonus($) [3]	Stock Awards($) [4]	Option Awards($) [5]	Non-Equity Incentive Plan Compensation ($) [6]	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($) [7]	Total($)

Jonathan D. Klein Chief Executive Officer (PEO)	$950,000	$—	$1,752,487	$1,155,255	$—	$—	$94,416	$3,952,158
Thomas Oberdorf Chief Financial Officer (Current PFO)	222,820	90,000	157,826	—	—	—	118,661	589,307
Elizabeth J. Huebner Former Chief Financial Officer (Former PFO)	187,500	—	653,440	—	—	—	33,917	874,857
Bo T. Olofsson SVP, Global Sales (8)	350,246	29,494	493,156	—	44,943	—	65,104	982,943
Jack Sansolo Former SVP, Marketing	315,000	27,000	527,993	—	—	—	37,723	907,716
Nicholas E. Evans-Lombe EVP, Imagery, Products and Services	350,750	30,000	330,567	—	—	—	19,705	731,022
Patrick F. Flynn Former SVP, Technology	278,884	—	606,683	—	—	—	538,530	1,424,097
Richard R. Ellis Former SVP, Business Development	198,055	—	348,034	—	—	—	430,060	976,149

[1]	Ms. Huebner retired effective June 15, 2006, Mr. Ellis left Getty Images effective December 1, 2006 and Mr. Flynn left Getty Images effective December 4, 2006.

[2]	The amounts shown in this column represent the dollar value of base cash salary earned by the named executive officer during the fiscal year covered.

[3]

The amounts shown in this column represent the dollar value of discretionary (non-incentive plan based) bonuses earned by the named executive officer based on his or her personal performance during the fiscal year covered. The amount paid to Mr. Oberdorf represents a contractually guaranteed bonus for the year as provided per his employment agreement, which was attached as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

[4]

The amounts shown in this column represent the amount expensed in our financial statements for the fiscal year covered, without regard to estimated forfeitures that are required by US GAAP for our financial statements, for unvested restricted stock units held by the named executive officer during the fiscal year covered. The amount of the expense is calculated as the number of units granted multiplied by the average of the high and low trading prices of our common stock on the date of grant. This expense is recognized in our financial statements on a straight-line basis over the vesting period of the unit.

69	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

[5]

The amounts shown in this column represent the amount expensed in our financial statements, without regard to estimated forfeitures that are required by US GAAP for our financial statements, for unvested stock options held by the named executive officer during the fiscal year covered. The amount of the expense is calculated as the number of options granted multiplied by the fair value of the option as calculated on the date of grant using a Black-Scholes valuation model. This expense is recognized in our financial statements on a straight-line basis over the vesting period of the stock option. The amount shown in the table for Mr. Klein relates to 250,000 stock options granted May 1, 2006 with a fair value of $27.67 per share. The fair value of these options was calculated using an expected term of seven years, an expected volatility of 32%, a risk free rate of return of 4.94% and an expected dividend rate of 0%. For further discussion of these assumptions, see Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

[6]	The amount shown in this column represents the dollar value of sales commissions earned by Mr. Olofsson during 2006 and paid in 2007.

[7]	See detail of the amounts shown in this column in the 2006 All Other Compensation Table below.

[8]

Amounts shown for Mr. Olofsson were earned or paid in British pounds and have been converted into U.S. dollars based on an annual average basis. The annual average exchange rates in U.S. dollars per British pound based on the average of the noon buying rate in the City of New York for cable transfers in British pounds as certified for customs purposes by the Federal Reserve Bank of New York in effect on each day for the year ended December 31, 2006 was 1.84.

70	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

2006 ALL OTHER COMPENSATION TABLE

NAME	Car Lease or Allowance Paid($)	Life Insurance Premiums Paid($)	Disability Insurance Premiums Paid($)	Health Insurance Premiums Paid($)	Severance Paid or Accrued($) [1]	Cash Contributions to Retirement Accounts($) [2]	Moving Expenses($) [3]	Other($) [4]	Total($)

Jonathan D. Klein	$29,836	$20,184	$28,315	$2,352	$—	$8,800	$—	$4,929	$94,416
Thomas Oberdorf	—	2,022	7,657	1,176	—	—	106,626	1,180	118,661
Elizabeth J. Huebner	—	5,712	10,142	1,078	—	8,800	—	8,185	33,917
Bo T. Olofsson (5)	13,826	4,227	1,000	6,024	—	39,960	—	67	65,104
Jack Sansolo	—	17,299	9,227	1,398	—	8,800	—	999	37,723
Nicholas E. Evans-Lombe	—	3,129	3,464	2,352	—	8,800	—	1,960	19,705
Patrick F. Flynn	—	9,219	10,525	2,156	506,000	8,800	—	1,830	538,530
Richard R. Ellis	—	7,087	3,989	2,352	406,833	8,800	—	999	430,060

[1]

The amounts shown in this column represent the dollar value of severance accrued by Getty Images and not paid as of December 31, 2006 or paid by us during the fiscal year covered. The amounts shown for Messrs. Flynn and Ellis represent severance amounts contractually provided per their employment agreements. Both of these named executive officers terminated their employment with Getty Images during the fourth quarter of 2006.

[2]

The amounts shown in this column represent the dollar value of cash contributions made by Getty Images to the named executive officer’s account in the Getty Images, Inc. 401(k) Plan (“401(k) Plan”), with the exception of Mr. Olofsson, in which case the amount represents the dollar value of cash contributions made by Getty Images to his defined contribution pension plan.

[3]

The amount shown in this column represents amounts paid to Mr. Oberdorf or to a third party moving company on behalf of Mr. Oberdorf for his relocation to Seattle, as provided per his employment agreement, which was attached as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

[4]

The amounts shown in this column represent the aggregate dollar value of other perquisites provided to the named executive officers that are less than the greater of $25,000 or 10% of the total amount of perquisites for the respective named executive officer during the year, with the exception of a gift valued at $7,070 purchased by us and presented to Ms. Huebner upon her retirement. The perquisites represent a combination of benefits credits, parking benefits and gym membership dues, depending on the executive. For Mr. Klein, the amount also includes the costs of a cell phone for his wife, additional membership dues and home security.

[5]

Amounts shown for Mr. Olofsson were earned or paid in pounds sterling and have been converted into U.S. dollars based on an annual average basis. The annual average exchange rates in U.S. dollars per pound sterling based on the average of the noon buying rate in the City of New York for cable transfers in pound sterling as certified for customs purposes by the Federal Reserve Bank of New York in effect on each day for the year ended December 31, 2006 was 1.84.

71	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

2006 GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#) [3]	All Other Option Awards: Number of Securities Underlying Options(#) [4]	Exercise or Base Price of Option Awards ($ / Sh) [5]	Closing Price on Grant Date ($ / Sh) [5]	Grant Date Fair Value of Awards Granted [6]
NAME	Approval Date [1]	Grant Date [1]	Thresh- old($) [2]		Target($) [2]	Maximum($) [2]	Thresh- old(#)	Target(#)	Maximum(#)

Jonathan D. Klein	12/8/05	01/3/06	$—		$—	$—	—	—	—	80,000	—	$—	$87.70	$7,063,200
	04/23/06	05/1/06	—		—	—	—	—	—	—	250,000	62.25	60.61	6,917,325
	12/8/05	n/a	342,000		855,000	2,500,000	—	—	—	—	—	—	—	—
Thomas Oberdorf	6/23/06	07/3/06	—		—	—	—	—	—	20,000	—	—	63.52	1,272,200
	6/12/06	n/a	90,000	[7]	93,333	500,000	—	—	—	—	—	—	—	—
Elizabeth J. Huebner [8]	03/1/06	03/1/06	—		—	—	—	—	—	8,000	—	—	82.43	653,440
	12/8/05	n/a	80,000		200,000	500,000	—	—	—	—	—	—	—	—
Bo T. Olofsson [9]	12/8/05	01/3/06	—		—	—	—	—	—	13,000	—	—	87.70	1,147,770
	12/8/05	n/a	69,920		139,840	500,000	—	—	—	—	—	—	—	—
Jack Sansolo	12/8/05	01/3/06	—		—	—	—	—	—	11,700	—	—	87.70	1,032,993
	12/8/05	n/a	51,200		128,000	500,000	—	—	—	—	—	—	—	—
Nicholas E. Evans-Lombe	12/8/05	01/3/06	—		—	—	—	—	—	15,000	—	—	87.70	1,324,350
	12/8/05	n/a	56,800		142,000	500,000	—	—	—	—	—	—	—	—
Patrick F. Flynn [8]	12/8/05	01/3/06	—		—	—	—	—	—	11,700	—	—	87.70	1,032,993
	12/8/05	n/a	52,800		132,000	500,000	—	—	—	—	—	—	—	—
Richard R. Ellis [8]	12/8/05	01/3/06	—		—	—	—	—	—	3,300	—	—	87.70	291,357
	6/23/06	07/3/06	—		—	—	—	—	—	8,500	—	—	63.52	540,685
	12/8/05	n/a	36,000		90,000	500,000	—	—	—	—	—	—	—	—

[1]

The grant date and approval date occasionally differ, as grants are typically approved for grant to occur on a specific future date. See, for example, Compensation Discussion and Analysis Section for discussion on the January 2006 grants and approval dates and the conditions that attached thereto.

[2]

These amounts represent the threshold, target and maximum bonuses that the Named Executive Officers could have earned during 2006 under the terms of the 2005 Incentive Plan. For 2006, the Compensation Committee approved an operating margin performance objective for Getty Images and a maximum annual cash incentive payout for each executive officer. The Compensation Committee exercised negative discretion in setting the amount of the actual bonus payable to each executive officer at an amount less than the maximum amount permitted under the 2005 Incentive Plan because the target was not met in 2006. Under the 2006 Non-Sales Bonus Plan, the bonus award was weighted 80% attributable to Getty Images performance, and 20% attributable to personal performance for Getty Images Senior Vice Presidents. The sole purpose of administering and paying the incentive payment for the executive officers under the 2005 Incentive Plan (rather than the 2006 Non-Sales Bonus Plan) was to ensure that bonuses paid to the executive officers qualify as “performance-based” compensation and allow such payments to be fully tax deductible expenses for Getty Images under Section 162(m) of the Internal Revenue Code of 1986, as amended. As noted, however, the Getty Images performance portion was not met in 2006.

The minimum bonus that a Named Executive Officer could have earned is zero. This would have occurred if Getty Images’ financial performance target was not met and the employee did not perform well personally during the year. The threshold amount included in the table above represents the bonus the Named Executive Officer would have received if Getty Images met its threshold financial performance measure under the 2006 Non-Sales Bonus plan, and the employee performed as expected during the year, following the negative discretion exercised by the Compensation Committee. The target amount included in the table above represents the bonus the Named Executive Officer would have received if we met our financial performance measure exactly (according to the 2006 Non-Sales Bonus Plan) and the employee performed as expected during the year, following the discretion exercised by the Compensation Committee. We have included in the maximum column above the maximum amount that the Named Executive Officer could have received under the 2005 Incentive Plan prior to the Compensation Committee exercising negative discretion.

72	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

The exception to this is for Mr. Olofsson. When the Compensation Committee uses its discretion to calculate final payout under the 2005 Incentive Plan, his payout is determined based on the 2006 SVP – Global Sales Bonus Plan, rather than the 2006 Non-Sales Bonus Plan. Under the SVP – Global Sales Bonus Plan, his bonus award is weighted 80% to Getty Images financial performance (40% determined by Getty Images’ performance against an operating margin target, 40% determined by Getty Images’ performance against a global annual revenue target), and 20% attributable to personal performance. The different thresholds for both measures of Getty Images performance are reflected in the table above.

[3]

These shares represent restricted stock units, which vest 25% on each anniversary of the grant date over four years except the grants to Ms. Huebner and Mr. Klein. Ms. Huebner’s restricted stock units were granted on March 1, 2006 and vested in full on May 16, 2006. Mr. Klein’s restricted stock units vest 20% on each of the first three anniversaries of the grant date and 40% on the fourth anniversary of the grant date.

[4]

These stock options vest over four years, with 20% vesting on each of the first three anniversaries of the grant date and 40% vesting on the fourth anniversary of the grant date. See additional discussion of these options in footnote four to the Summary Compensation table above.

[5]

The exercise price of the stock option and the closing market price of our common stock on the date of grant differ due to our convention of pricing all stock option grants at the average of the high and low trading prices of our common stock on the date of grant.

[6]

These amounts were calculated as the number of RSUs granted multiplied by the average of the high and low trading prices of our common stock on the grant date, with the exception of Mr. Klein’s stock option grant, which was valued as described in Note 5 to the 2006 Summary Compensation Table above.

[7]

Per Mr. Oberdorf’s employment agreement dated June 12, 2006; for 2006, Mr. Oberdorf was eligible to receive a minimum bonus of ninety thousand dollars ($90,000), provided he remained an employee through December 31, 2006.

[8]

Amounts shown above for the Named Executive Officers whose employment with Getty Images terminated during 2006 (Ms. Huebner, Mr. Flynn, and Mr. Ellis) reflect annualized figures, determined as if they were employed for all of 2006. The 2006 Summary Compensation Table above shows the actual amounts paid to each of Ms. Huebner and Messrs. Flynn and Ellis.

[9]

Amounts shown for Mr. Olofsson were earned or paid in British pounds and have been converted into U.S. dollars based on an annual average basis. The annual average exchange rates in U.S. dollars per British pound based on the average of the noon buying rate in the City of New York for cable transfers in British pound as certified for customs purposes by the Federal Reserve Bank of New York in effect on each day for the year ended December 31, 2006 was 1.84.

73	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

ARRANGEMENTS WITH NAMED EXECUTIVE OFFICERS

Each of the Named Executive Officers has an employment agreement with Getty Images, the terms and conditions of which are unique to each Officer. The following tables set forth the dates of the agreements and a summary of the terms of the agreements with each of the Named Executive Officers as applicable to the information provided on the preceding tables.

Jonathan D. Klein

Date	Effective February 1, 2004, as amended effective August 1, 2005

Position	Chief Executive Officer

Term	Two-year initial term with successive one-year renewals. At least twelve months’ notice of intent to terminate the agreement is required.

Base Salary	$950,000. Mr. Klein’s base salary is subject to possible increase by the Board of Directors in its sole discretion.

Annual Cash Incentive Bonus Opportunity	90% of base salary at target. This is an increase over the 70% provided for in Mr. Klein’s agreement as approved by the Compensation Committee at its meeting on March 10, 2006.

Benefits	Mr. Klein is entitled to participate in all employee benefit programs (including 401(k) profit sharing plan, life, health, accident and disability insurance, and certain other enumerated benefits). Getty Images also provides supplemental life insurance equal to approximately $3.2 million, an automobile and certain other perquisites such as home security and athletic club membership and dues.

Remaining Named Executive Officers

Date

Ms. Huebner Effective August 1, 2002

Mr. Ellis Effective November 16, 2004

Mr. Evans-Lombe Effective August 1, 2002

Mr. Flynn Effective August 16, 2004

Mr. Oberdorf Effective June 12, 2006

Mr. Olofsson Effective November 15, 2005

Dr. Sansolo Effective November 8, 2004

Positions

Ms. Huebner Former SVP, Chief Financial Officer

Mr. Ellis Former SVP, Business Development

Mr. Evans-Lombe EVP, Imagery, Products & Services

Mr. Flynn Former SVP, Technology

Mr. Oberdorf SVP, Chief Financial Officer

Mr. Olofsson SVP, Global Sales

Dr. Sansolo Former SVP, Marketing

Term	Continues until either party provides the other with written notice of termination. [1]

[1]

Ms. Huebner retired effective June 15, 2006, Mr. Ellis resigned effective December 1, 2006 and Mr. Flynn separated from Getty Images effective December 4, 2006. Ms. Huebner’s agreement terminated upon her resignation, Mr. Ellis’ terminated with the execution of his separation agreement and Mr. Flynn’s terminated upon his separation from Getty Images.

74	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

Base Salary		Original		Current

	Ms. Huebner Mr. Ellis Mr. Evans-Lombe Mr. Flynn Mr. Oberdorf Mr. Olofsson Dr. Sansolo	$330,000 $225,000 $235,000 $275,000 $400,000 £190,000 $300,000	$ $ $ $ $ £ $	420,000 275,000 415,000 330,000 415,000 200,000 320,000	* * ** * *** *** ****

* Amounts reflect salary current as of date of separation from Getty Images.

** Effective June 1, 2007.

*** Effective April 1, 2007.

**** Effective April 1, 2006.

Each officer’s base salary is subject to annual review by the Compensation Committee of the Board of Directors.

Annual Cash Incentive Bonus Opportunity	Ms. Huebner Mr. Ellis Mr. Evans-Lombe Mr. Flynn Mr. Oberdorf Mr. Olofsson Dr. Sansolo

50% of base salary at target

40% of base salary at target

50% of base salary at target*

40% of base salary at target

40% of base salary at target**

40% of base salary at target

40% of base salary at target

* Effective June 1, 2007

** Mr. Oberdorf was entitled to receive a minimum bonus of $90,000 if he remained an employee of Getty Images through December 31, 2006. Mr. Oberdorf was employed by Getty Images on that date and was paid $90,000 in accordance with the terms of his employment agreement.

Benefits	Each executive is entitled to participate in all employee benefit programs (including 401(k) profit sharing plan, life, health, accident and disability insurance, and certain other enumerated benefits).

Incentive Plan Change of Control Provisions. Under the terms of the 2005 Incentive Plan, awards are generally subject to special provisions upon the occurrence of a defined “change of control” transaction (as the term “change of control” is defined in the 2005 Incentive Plan). Under the Plan, upon a change of control, any outstanding stock options will become fully vested and exercisable, all restrictions and conditions of all restricted stock awards will lapse, and all performance shares will be deemed to have been earned.

75	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information about stock options and restricted stock units outstanding as of December 31, 2006. The Named Executive Officers not shown in the table below did not hold any stock options or restricted stock units as of that date.

	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options(#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#) [2]	Market Value of Shares or Units of Stock That Have Not Vested($) [3]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

NAME	Exercisable	Unexercisable [1]

Jonathan D. Klein	164,500	—	—	$20.91	02/09/08	—	$—	—	—
	400,000	—	—	30.32	04/28/10	—	—	—	—
	78,500	—	—	25.43	06/26/11	—	—	—	—
	350,000	—	—	83.12	09/13/15	—	—	—	—
	—	—	—	—	—	80,000	3,425,600	—	—
	—	250,000	—	62.25	05/01/16	—	—	—	—

Thomas Oberdorf	—	—	—	—	—	20,000	856,400	—	—

Bo T. Olofsson	26,250	6,250	—	37.38	05/27/13	—	—	—	—
	13,750	6,250	—	36.72	10/21/13	—	—	—	—
	20,000	—	—	83.12	9/13/15	—	—	—	—
	—	—	—	—	—	13,000	556,660	—	—

Jack Sansolo	—	—	—	—	—	7,498	321,064	—	—
	—	—	—	—	—	11,700	500,994	—	—

Nicholas E. Evans-Lombe	55,000	—	—	20.91	02/09/08	—	—	—	—
	100,000	—	—	34.06	04/03/10	—	—	—	—
	25,000	—	—	19.43	02/05/12	—	—	—	—
	50,000	—	—	83.12	09/13/15	—	—	—	—
	—	—	—	—	—	15,000	642,300	—	—

Richard R. Ellis	1,188	—	—	36.72	03/01/07	—	—	—	—
	20,000	—	—	83.12	03/01/07	—	—	—	—

[1]

The vesting schedule for Mr. Klein’s unvested options is discussed in footnote four to the 2006 Grants of Plan-Based Awards table above. Mr. Olofsson’s unvested options vest over four years with 25% vesting on the first anniversary of the grant dates and the remainder vesting pro rata on a straight-line basis each month thereafter until the options are fully vested on the four year anniversary of the grant date. The grant dates precede the expiration dates by 10 years.

[2]

This column contains unvested restricted stock units, which all vest 25% on each anniversary of the grant date over four years with the exception of the 7,498 restricted stock units belonging to Dr. Sansolo and the 80,000 restricted stock units belonging to Mr. Klein. Dr. Sansolo’s restricted stock units vest 25% on the first anniversary of the grant date and the remainder pro rata on a straight-line basis each quarter thereafter until the options are fully vested on the four year anniversary of the grant date. The vesting schedule of Mr. Klein’s restricted stock units is discussed in footnote three to the 2006 Grants of Plan-Based Awards table above.

[3]

The market values in this column were calculated as the number of unvested restricted stock units multiplied by $42.82, which was the closing market price of our common stock on the last trading day of the fiscal year (December 29, 2006).

76	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

2006 OPTION EXERCISES AND STOCK VESTED TABLE

The following table sets forth information regarding the number of shares acquired and value realized for stock options exercised and restricted stock units vested during the year ended December 31, 2006. The Named Executive Officers not shown in the table below did not exercise any stock options during the year nor did they hold any restricted stock units that vested during the year.

	Option Awards		Stock Awards

NAME	Number of Shares Acquired on Exercise(#) [1]	Value Realized on Exercise($) [2]	Number of Shares Acquired on Vesting(#) [1]	Value Realized on Vesting($) [3]

Jonathan D. Klein	6,000	$414,600	—	$—
Elizabeth J. Huebner	35,000	1,315,300	8,000	513,520
Jack Sansolo	—	—	3,752	220,111
Patrick F. Flynn	—	—	3,752	220,111
Richard R. Ellis	—	—	2,500	146,663

[1]	The shares shown are in gross numbers prior to any shares withheld by Getty Images or sold by the employee in the open market to settle income tax liabilities resulting from the option exercise.

[2]

The value realized on exercised is calculated as the total number of shares exercised multiplied by the difference between the exercise price of the option and the price that the shares under the option were sold by the Named Executive Officer in the open market.

[3]	The value realized on vesting is calculated as the total number of shares vested multiplied by the average of the high and low trading prices of our common stock on the date of vesting.

2006 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following tables set forth information regarding the benefits the Named Executive Officers would receive upon termination of employment or a change in control of Getty Images. Each of the Named Executive Officers has or had an employment agreement with Getty Images setting forth the terms and conditions for any payment upon voluntary termination, termination for cause, involuntary not-for-cause termination, termination in the event of a change in control or in the event of disability or death. The amounts shown assume that such termination occurred on December 31, 2006, except in the cases of Ms. Huebner, Mr. Flynn and Mr. Ellis, whose actual termination dates were used in calculating the figures below. For all other Named Executive Officers, the actual amounts to be paid out can only be determined at the time of such executive’s separation from us. The terms “Disability,” “Cause” and “Good Reason” have the meanings ascribed to them in the executives’ employment agreements and as outlined in the section entitled “Certain Triggering Events for Payments Made Upon Termination” in this Annual Report on Form 10-K. Other than as noted below for Mr. Klein, the employment agreements for each of the executive officers are substantially similar.

Employment Agreements

We have employment agreements with each of our executive officers. The terms of these employment agreements are substantially similar for all of the executive officers, although the Chief Executive Officer’s agreement has some unique provisions. The primary purpose of these agreements is to define the terms of the severance packages to which the executives may be entitled upon the termination of their employment. The termination scenarios covered by the agreements include termination following a “change-in-control,” involuntary termination (other than for “cause”), termination for “cause,” resignation by the executive for “good reason,” or for other than “good reason,” and termination due to death or disability.

We believe that these agreements are an important part of our executive officer compensation program. They have been expected and requested by each of the executive officers who have joined us over the past few years, particularly in light of the fact that many of our executive officers have left highly-compensated positions and have relocated in order to join us. We also believe that they are important because they provide both us and the executive officers with certainty regarding the terms of any severance package, terms that both sides agree are reasonable and the absence of which can create a difficult period surrounding any pending separation.

77	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

Additionally, executives can have significant involvement in decisions that may result in their termination. For instance, Mr. Patrick Flynn, who served as our Senior Vice President, Technology until November 2006, left Getty Images as a result of a restructuring of our organization. Mr. Flynn played a significant role in the development and implementation of this restructuring plan, and we believe that it was both in our and Mr. Flynn’s best interests to have had the essential terms of his severance package decided before these discussions even began.

As part of its on-going review of our executive compensation program, in 2006, the Compensation Committee undertook a review of the employment agreements used for our executive officers (including the senior vice presidents, but not including Mr. Klein, the Chief Executive Officer). At the conclusion of this review, the Committee decided to make a number of changes to the agreements for all new executive officers (including Mr. Teaster and Ms. Ranz).

•	A change to the change-in-control mechanism.
•

The current model executive employment agreement has a “single-trigger” change-in-control mechanism. A single-trigger mechanism requires only the change-in-control to activate the executive’s rights under the change-in-control provision. In our case, the existing executives can resign for any reason within 30 days following a change-in-control and receive the agreed severance payments. The Compensation Committee decided to leave this single-trigger mechanism unchanged in the employment agreement for the current executive officers, except Mr. Teaster and Ms. Ranz whose agreements reflect the “double-trigger” change-in-control mechanism described below.

•

The Compensation Committee has decided that agreements for all new executive officers will have a “double trigger” change-in-control mechanism. A double-trigger mechanism is satisfied only when there is a change-in-control and a qualifying adverse event within 12 months of the change-in-control. If both elements of the double-trigger are satisfied, the executive can resign for “good reason” and receive the agreed severance payments.

•

A change to the definition of “good reason” in the agreement for all new executive officers. Under the existing executive agreement “good reason” includes such events as a reduction in job responsibilities, a material breach of the agreement by Getty Images, or a request by us for the executive to relocate. The definition of “good reason” in any new agreements will be amended to include a material reduction in the executive’s base salary or the percentage of base salary used to determine the at-target annual cash incentive bonus.

The Compensation Committee also decided to make changes to the employment agreements with the existing executive officers (excluding Mr. Klein) as well as new executive officers. While these changes have not yet been memorialized into amendments to existing employment agreements, it is our intent to do so. The changes to the employment agreements for the executive officers include:

•

A change to the severance provision regarding the payment to be made under the non-sales bonus plan for the year in which the executive separates. This change will be made to all employment agreements including those for both new and existing executive officers (and has been included in the agreements for Mr. Teaster and Ms. Ranz and implemented as of the date of this Annual Report on Form 10-K). The new language states that the bonus payment upon severance for the current year is the lesser of (i) the at-target amount pro rated for the time served during the year, and (ii) the projected payout based on the most recent internal forecast of our projected performance, again pro rated for the time served during the year. The provision in the current agreement for existing executive officers states that the bonus payment for the current year is the at-target amount pro rated for the time served during the year.

•	Making several other minor modifications, such as updating the non-competition language.

Certain Triggering Events for Payment upon Termination

Our executive officers may be entitled to certain severance payments under the terms of their employment agreements, the amount of which will vary depending on whether we terminated the executive for Cause or the executive resigned for Good Reason.

Under the agreements, “Cause” generally means the executive’s (1) continued material non-performance of duties, (2) felony indictment, (3) fraud or willful misconduct, or (4) any material breach of the employment agreement.

78	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

Under the agreements, “Good Reason” generally means (1) an adverse material change in the executive’s duties, (2) our material breach of the employment agreement, (3) our failure to pay material compensation, (4) a change in control, or (5) a significant relocation of the executive 1. Additionally, Mr. Oberdorf’s agreement includes the failure by us to grant a total of 40,000 restricted stock units as “Good Reason,” the first installment of which was awarded in July 2006 and the second installment of which will be awarded in June 2007. Mr. Klein’s agreement also contains certain other events constituting a “Good Reason,” such as adverse and material change in his titles or reporting responsibilities, reduction in compensation opportunity, failure by us to nominate him for reelection to the Board of Directors or his failure to be reelected to the Board of Directors.

Generally, in the event of termination for Cause or resignation without Good Reason, the executive will only be entitled to salary and unreimbursed expenses accrued as of the date of termination. In the event of termination without Cause or resignation for Good Reason, however, the executive will also receive (1) a lump sum equal to the executive’s annual base salary, (2) accrued bonus for the year of termination, and (3) an amount equal to 50% of performance bonus for which the executive is eligible, subject to any limitations on such termination payments as a result of excise tax. The terms of Mr. Klein’s severance package differ from the above, which will be discussed in further detail under the caption “Jonathan D. Klein.”

Payments upon Death or Disability

Generally, in the event of a Disability, employment of the executive can be terminated by us upon six months’ prior written notice and, in such event, the executive will receive (in addition to salary and unreimbursed expenses accrued as of the date of termination) a lump-sum equal to the executive’s annual base salary, less any amounts paid to the executive under any Getty Images disability plan. Under the employment agreements, “Disability” means a physical or mental incapacity that substantially prevents the executive from performing his duties and that has continued for at least six of the last twelve months and that can reasonably be expected to continue indefinitely. In the event of the executive’s death, the executive (or beneficiary) will receive salary through the date of the executive’s death. The executive officer (or beneficiary) will also receive benefits under our disability plans or payments under our life insurance plans, as appropriate. The terms of a severance package for Mr. Klein differ from the above, which are discussed in further detail under the caption “Jonathan D. Klein” below.

Payments upon a Change in Control

The employment agreements with each executive officer set forth the terms of the executive’s severance in the event of a change of control. In that circumstance, the executive shall have the right to resign within thirty (30) calendar days following a change in control and we shall pay the executive’s salary and accrued bonus as of the date of termination or resignation including any unreimbursed expenses 2. Additionally, executives are entitled to a lump sum severance payment equal to two times the executive’s salary at the rate in effect immediately prior to the change of control plus an executive bonus payment equal to one times the highest amount that the executive would have been entitled to pursuant to the annual bonus plan. The terms of a severance package for Mr. Klein differ from the above, which are discussed in further detail under the caption “Jonathan D. Klein” below. In addition, pursuant to the terms of our Stock Incentive Plan, in the event of such a change in control, (i) all stock options or stock appreciation rights then outstanding shall become fully exercisable as of the date of the change in control, whether or not then exercisable, (ii) all restrictions and conditions of all stock awards then outstanding shall lapse as of the date of the change in control, and (iii) all performance share awards shall be deemed to have been fully earned as of the date of the change in control. Such accelerated awards will remain exercisable for the remainder of their respective terms.

JONATHAN D. KLEIN

The following table shows the potential payments upon termination or a change of control of Getty Images for Mr. Klein, our Chief Executive Officer and member of the Board of Directors. Mr. Klein’s employment agreement was filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and details the payments and benefits he may receive in the event of termination, as discussed below. All amounts shown in the table below are calculated assuming the events occurred on December 31, 2006.

[1]

As of May 21, 2007, Mr. Teaster’s Employment Agreement was amended to reflect that “Good Reason” includes the following: “Executive voluntarily resigning employment with the Company [Getty Images] at any time prior to June 1, 2009.”

[2]	As noted above, this does not apply to Ms. Ranz or Messrs. Livingstone, McKay or Teaster.

79	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

BENEFIT	Termination for Cause or Resignation Without Good Reason	Involuntary Termination or Resignation for Good Reason	Termination Following Change in Control	Termination Due to Disability		Termination Due to Death

Paid Notice Period Prior to Termination: Salary 1 2:	n/a	n/a	n/a	$475,000		n/a
Severance: Salary [1]	$—	$556,720	$556,720	556,720	[3]	$—	[4]
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date [1]	—	855,000	—	—		—
Severance: Non-Equity Incentive Plan Compensation [1]	—	501,048	501,048	501,048	[3]	—	[4]
Stock Option Vesting Acceleration [5]	—	—	—	—		—
Restricted Stock Unit Award Vesting Acceleration [6]	—	—	3,425,600	—		—
Standard Health/Welfare Coverage [7]	9,828	13,104	13,104	13,104		—	[4]
Life Insurance Coverage [8]	9,558	12,744	12,744	12,744		—	[4]
Vacation Pay in Lieu of Accumulated Vacation Days [9]	54,807	63,942	63,942	63,942		—	[4]
Company Automobile Expenses [10]	10,362	12,089	12,089	12,089		—	[4]
Holiday Pay [11]	14,615	18,269	18,269	18,269		—	[4]
Other Specific Benefits and Perquisites [12]	10,478	12,224	12,224	12,224		—	[4]
Death Benefit [13]	n/a	n/a	n/a	n/a		3,415,572
Disability Benefit [14]	n/a	n/a	n/a	57,250/month		n/a
Tax Gross-Ups [15]	19,982	23,313	23,313	23,313	[3]	—	[4]

[1]	All salary and non-equity incentive payment amounts were calculated using Mr. Klein’s salary as of December 31, 2006.

[2]	Only termination due to Disability requires six months’ prior notice by the company. During such notice period, Mr. Klein would be entitled to the amount shown in the table.

[3]	Severance payment for Disability would be reduced by any amounts paid to Mr. Klein under any Getty Images disability plan.

[4]

Mr. Klein’s agreement states that the beneficiary will receive salary, bonus, and other perquisites listed through remainder of term. However, any such payment is to be decreased by any death benefits which are provided to the beneficiary. Because the death benefit will supersede these other benefits, the amounts here have been calculated at $0. Tax gross-up amounts for 2006 payments are included in the table.

[5]	Although in many cases Mr. Klein would receive accelerated vesting of options (as detailed above), as of December 31, 2006 he had no unvested stock options.

[6]

All restricted stock unit vesting acceleration amounts were calculated as the gain to Mr. Klein using the closing per share market price of our common stock on December 29, 2006, which was $42.82. The amounts do not include any modifications to the grants that could potentially take place. Mr. Klein’s executive agreement does not refer to accelerated vesting of RSUs, only to stock options. Acceleration of RSU vesting in the event of a change in control is outlined in the stock incentive plan document and award agreement.

[7]

Reflects the estimated value of all future group health and welfare premiums which would be paid on behalf of Mr. Klein through the remainder of the term of his employment agreement which, if terminated on December 31, 2006, would be seven (7) months. In the case of termination for Cause or resignation without Good Reason, the value is calculated at six (6) months’ worth.

[8]

Estimated premiums for executive and group life insurance coverage through the term of the agreement of August 1, 2007 in most cases, or for six months in the case of termination for Cause or resignation without Good Reason.

[9]

Reflects the estimated lump-sum present value of all future vacation benefits which Mr. Klein may be entitled to pursuant to his employment agreement, at the rate of thirty (30) days per year. In the case of involuntary termination, resignation for Good Reason, termination following change in control, or death, the vacation calculation is prorated through the term of his agreement which ends on August 1, 2007. The prorated amount in this case is seventeen and one half (17.5) days. In the case of termination for Cause or resignation without Good Reason, he is entitled to six (6) months’ worth of vacation, which prorated is fifteen (15) days.

80	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

[10]

Reflects the estimated amount equal to the costs incurred by Getty Images for automobile expenses, which Mr. Klein would be eligible to receive in a lump sum amount following termination. In most cases, Mr. Klein would be entitled to receive a lump-sum payment equal to the costs through the remainder of the term of his employment agreement, which, if terminated on December 31, 2006, would be seven (7) months. In the case of termination for Cause or resignation without Good Reason, he is entitled to six (6) months’ worth of automobile expenses.

[11]

Reflects the estimated amount of holiday pay Mr. Klein would be entitled to under his employment agreement. In most cases, Mr. Klein would be entitled to receive a lump-sum payment equal to the paid holidays through the remainder of the term of his employment agreement, which, if terminated on December 31, 2006, would be seven (7) months. In the case of termination for Cause or resignation without Good Reason, he is entitled to six (6) months’ worth of holiday pay.

[12]

Reflects the estimated lump-sum present value of all future payments Mr. Klein would be entitled to under his employment agreement for those items detailed in section 3(i) of the employment agreement, including parking, health club, home security, AAA, business telephone, DSL line, mobile phones, fax machine, modem, home computers, clubs, associations, and subscriptions. In most cases, Mr. Klein would be entitled to receive seven (7) months’ worth of payments, but in the case of termination for Cause or resignation without Good Reason, he would be entitled to six (6) months’ worth of payments.

[13]	Represents the benefit payout under Getty Images’ executive life insurance plans. Amount does not include payments under the standard group life insurance plans.

[14]

Reflects the estimated monthly value of all future payments Mr. Klein would be entitled to under our executive disability plans. Mr. Klein would be entitled to receive such benefits for the duration of the disability. The maximum benefits duration would be up to his normal retirement age, but not less than 60 months. Normal retirement age is the retirement age under the Social Security Act where the retirement age depends on the year of birth.

[15]

Reflects the estimated lump-sum present value of all future payments Mr. Klein would be entitled to for tax gross ups for payments or benefits related to expenses, medical, and other related benefits pursuant to Sections 3d, 3e, 3h, 3i and 3j of his employment agreement. Figures are estimated amounts based on actual expenses in 2006.

All severance payments will be made in a lump sum within 30 days of termination date.

TERMINATION OF MR. KLEIN FOR “CAUSE”

In the event that Getty Images terminates Mr. Klein for Cause, Mr. Klein will receive salary and unreimbursed expenses accrued as of the date of termination. Getty Images will continue to pay for benefits and insurance for a period of six months following termination, provided, however, that the cost of particular benefits will be paid within thirty (30) days after the date of termination in a lump sum, as outlined in his employment agreement. Such benefits include: costs and expenses incurred by Mr. Klein in connection with the use of an automobile; a dedicated business telephone and/or DSL line at his home; costs associated with three mobile phones, fax machine, and computer modem at his home; suitable desktop and laptop computers, as well as all ancillary equipment and maintenance therefore; the cost of Mr. Klein’s membership and those of his family to various clubs and associations; subscriptions to the internet service provider of his choice; such other professional memberships, magazines and journals as are appropriate to his duties; home security systems; and an annual medical examination.

Mr. Klein will be entitled to retain and exercise the then-vested portion of all stock options for a period of ninety (90) days following termination, but the unvested portion of all stock awards will lapse.

RESIGNATION BY MR. KLEIN WITHOUT “GOOD REASON”

If Mr. Klein resigns without Good Reason, Mr. Klein will receive salary and unreimbursed expenses accrued as of the date of termination. Getty Images will continue to pay for benefits and insurance for a period of six months following termination, provided, however, that the cost of particular benefits will be paid within thirty (30) days after the date of termination in a lump sum, as outlined in his employment agreement.

The vesting of all stock options will continue for so long as Mr. Klein remains a director of Getty Images. Once Mr. Klein no longer serves as a director of Getty Images, he will be entitled to retain and exercise the then-vested portion of all stock options until the earlier of (i) four (4) years following his separation from employment with us (including his service on the Board), and (ii) for the remainder of their respective terms as if he had remained a Getty Images employee, but the unvested portion of all stock options will lapse.

81	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

INVOLUNTARY TERMINATION OF MR. KLEIN OR RESIGNATION BY MR. KLEIN WITH “GOOD REASON”

If Mr. Klein’s employment terminates for any reason other than Disability or Cause or if he resigns for Good Reason, he will receive (in addition to salary, bonus, and unreimbursed expenses through and including the date of termination) a lump sum payment in an amount equal to the sum of (i) his base salary, (ii) the maximum target amount of his bonus and (iii) an amount equal to the cost Getty Images would have paid for particular benefits, in each case as would otherwise have been paid for the remainder of the term of his employment agreement. In addition, he would be provided other particular benefits for the remainder of the term of his employment agreement, as described above in the section titled “Termination of Mr. Klein for “Cause”.”

All unvested stock options will vest immediately as of the date of termination. Mr. Klein will be entitled to retain and exercise all unexercised stock options until the earlier of (i) four (4) years following his separation from employment with Getty Images (including his service on the Board) and (ii) for the remainder of their respective terms, as if he had remained a Getty Images employee, but the unvested portion of all stock options will lapse.

PAYMENTS MADE TO MR. KLEIN IN THE EVENT OF A CHANGE IN CONTROL

In the event of a change in control, Mr. Klein will have the right to resign his employment. He will receive salary accrued as of the date of termination. In addition, he will receive a lump sum payment in an amount equal to the sum of (i) his base salary, (ii) the maximum target amount of his bonus and (iii) an amount equal to the cost Getty Images would have paid for particular benefits, in each case as would otherwise have been paid for the remainder of the term of his employment agreement. In addition, he would be provided other particular benefits for the remainder of the term of his employment agreement.

All unvested stock awards will vest immediately as of the date of the change in control, and will remain exercisable for a period of twelve (12) months following the change in control, provided, however, that no stock award will be exercisable after the expiration of ten (10) years after the date the stock award was granted (or any earlier expiration period as stated in the applicable award agreement). As per the terms of our Stock Incentive Plan document, in the event of a Change in Control, all restrictions and conditions of all restricted stock unit awards then outstanding will lapse as of the date of the change in control.

PAYMENTS MADE IN THE EVENT OF MR. KLEIN’S DISABILITY

In the event of Mr. Klein’s Disability, his employment can be terminated by us upon six months’ prior written notice. In the case of Disability, Mr. Klein will receive salary accrued as of the date of termination. In addition, he will receive a lump sum payment in an amount equal to the sum of (i) his base salary plus (ii) the maximum target amount of his bonus plus (iii) an amount equal to the cost we would have paid for particular benefits, in each case as would otherwise have been paid for the remainder of the term of his employment agreement. In addition, he would be provided other particular benefits for the remainder of the term of his employment agreement. However, any payments listed above will be decreased by any amounts paid to Mr. Klein under any Getty Images disability plan.

All unvested stock options will vest immediately as of the date of termination, and will remain exercisable for a period of twelve (12) months following the termination date, provided, however, that no stock option will be exercisable after the expiration of ten (10) years after the date the stock option award was granted (or any earlier expiration period as stated in the applicable award agreement).

PAYMENTS MADE IN THE EVENT OF MR. KLEIN’S DEATH

In the event of Mr. Klein’s death, Mr. Klein’s beneficiary will receive salary accrued as of the date of termination. In addition, his beneficiary will receive a lump sum payment in an amount equal to the sum of (i) his base salary plus (ii) the maximum target amount of his bonus, in each case as would otherwise have been paid for the remainder of the term of his employment agreement, plus (iii) an amount equal to the costs incurred by us for benefits in the calendar year immediately prior to his death. However, any payments listed above will be decreased by any death benefits provided under the terms of any Getty Images plan, program or arrangement in effect for Mr. Klein at the time of his death.

All unvested stock options will vest immediately as of the date of death, and will remain exercisable for a period of twelve (12) months following the date of death, provided, however, that no stock option will be exercisable after the expiration of ten (10) years after the date the stock option award was granted (or any earlier expiration period as stated in the applicable award agreement).

82	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

THOMAS OBERDORF

The following table shows the potential payments upon termination or a change of control of Getty Images for Thomas Oberdorf, our Chief Financial Officer.

BENEFIT	Termination for Cause or Resignation Without Good Reason on 12/31/06	Involuntary Termination or Resignation for Good Reason on 12/31/06	Termination Following Change in Control on 12/31/06	Termination Due to Disability on 12/31/06		Termination Due to Death on 12/31/06

Paid Notice Period Prior to Termination: Salary [1,2]	n/a	n/a	n/a	$200,000	[2]	n/a
Severance: Salary [1]	$—	$400,000	$800,000	400,000	[3]	$—
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date [1]	—	93,333	93,333	—		—
Severance: Additional Non-Equity Incentive Plan Compensation [1]	—	80,000	160,000	—		—
Stock Option Vesting Acceleration [4]	—	—	—	—		—
Restricted Stock Unit Award Vesting Acceleration [5]	—	—	876,400	—		—
Health and Welfare Benefits Continuation [6]	—	—	—	—		—
Death Benefit [7]	n/a	n/a	n/a	n/a		1,070,000
Disability Benefit [8]	n/a	n/a	n/a	22,000/mo		n/a

[1]	All salary and non-equity incentive payment amounts were calculated using Mr. Oberdorf’s salary as of December 31, 2006.

[2]	Only termination due to Disability requires six months’ prior notice by the company. During such notice period, Mr. Oberdorf would be entitled to the amount shown in the table.

[3]	Severance payment for Disability would be reduced by any amounts paid to Mr. Oberdorf under any Getty Images disability plan.

[4]	Mr. Oberdorf has no vested or unvested stock options as of December 31, 2006.

[5]

All restricted stock unit vesting acceleration amounts were calculated as the gain to Mr. Oberdorf using the closing per share market price of our common stock on December 29, 2006, which was $42.82. The amounts do not include any modifications to the grants that could potentially take place.

[6]	Mr. Oberdorf’s employment agreement does not provide for continuation of health and welfare benefits.

[7]

Reflects the estimated lump-sum present value of all future payments Mr. Oberdorf (or his beneficiaries) would be entitled to under our executive life insurance plans. Such death benefit would be paid from our life insurance provider. Amount does not include payments under the standard group life insurance plans.

[8]

Reflects the estimated monthly value of all future payments Mr. Oberdorf would be entitled to under our executive disability plans. Mr. Oberdorf would be entitled to receive such benefits for the duration of the disability. The maximum benefits duration would be up to his normal retirement age, but not less than 60 months. Normal retirement age is the retirement age under the Social Security Act where the retirement age depends on the year of birth.

All severance payments would be made in a lump sum within 30 days of termination date.

83	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

NICHOLAS E. EVANS-LOMBE

The following table shows the potential payments upon termination or a change of control of Getty Images for Nicholas E. Evans-Lombe, our EVP, Imagery, Products & Services.

BENEFIT	Termination for Cause or Resignation Without Good Reason on 12/31/06	Involuntary Termination or Resignation for Good Reason on 12/31/06	Termination Following Change in Control on 12/31/06	Termination Due to Disability on 12/31/06		Termination Due to Death on 12/31/06

Paid Notice Period Prior to Termination: Salary [1,2]	n/a	n/a	n/a	$177,500		n/a
Severance: Salary [1]	$—	$355,000	$710,000	355,000	[3]	$—
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date [1]	—	142,000	142,000	—		—
Severance: Non-Equity Incentive Plan Compensation [1]	—	71,000	142,000	—		—
Stock Option Vesting Acceleration [4]	—	—	—	—		—
Restricted Stock Unit Award Vesting Acceleration [5]	—	—	702,300	—		—
Health and Welfare Benefits Continuation [6]	—	—	—	—		—
Relocation/Repatriation [7]	100,000	100,000	100,000	100,000		100,000
Death Benefit [8]	n/a	n/a	n/a	n/a		739,028
Disability Benefit [9]	n/a	n/a	n/a	10,450/month		n/a

[1]	All salary and non-equity incentive payment amounts were calculated using Mr. Evans-Lombe’s salary as of December 31, 2006.

[2]	Only termination due to Disability requires six months’ prior notice by the company. During such notice period, Mr. Evans-Lombe would be entitled to the amount shown in the table.

[3]	Severance payment for Disability would be reduced by any amounts paid to Mr. Evans-Lombe under any Getty Images disability plan.

[4]	Mr. Evans-Lombe has no unvested stock options as of December 31, 2006.

[5]

All restricted stock unit vesting acceleration amounts were calculated as the gain to Mr. Evans-Lombe using the closing per share market price of our common stock on December 29, 2006, which was $42.82. The amounts do not include any modifications to the grants that could potentially take place.

[6]	Mr. Evans-Lombe’s employment agreement does not provide for continuation of health and welfare benefits.

[7]

Reflects the estimated lump-sum present value of all future payments Mr. Evans-Lombe would be entitled to for repatriation or relocation in the event of termination for reasons other than for Cause. This amount includes repatriation for Mr. Evans-Lombe and his family from Seattle, Washington to the United Kingdom, including reimbursement or payment for reasonable expenses incurred with transporting him and his family, as well as shipping his household goods, back to the United Kingdom.

[8]

Reflects the estimated lump-sum present value of all future payments Mr. Evans-Lombe’s beneficiaries would be entitled to under our life insurance plans. Such death benefit would be paid from our life insurance provider. Amount does not include payments under the standard group life insurance plans.

[9]

Reflects the estimated monthly value of all future payments Mr. Evans-Lombe would be entitled to under our executive disability plans. Mr. Evans-Lombe would be entitled to receive such benefits for the duration of the disability. The maximum benefits duration would be up to his normal retirement age, but not less than 60 months. Normal retirement age is the retirement age under the Social Security Act where the retirement age depends on the year of birth.

All severance payments would be made in a lump sum within 30 days of termination date.

84	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

BO T. OLOFSSON

The following table shows the potential payments upon termination or a change of control of Getty Images for Bo T. Olofsson, our SVP, Global Sales. Mr. Olofsson’s agreement states that his employment may be terminated by either party giving to the other not less than three (3) calendar months’ notice, except in the case where the termination is for Cause.

BENEFIT	Termination for Cause on 12/31/06	Termination for Resignation Without Good Reason on 12/31/06	Involuntary Termination or Resignation for Good Reason on 12/31/06	Termination Following Change in Control on 12/31/06	Termination Due to Disability on 12/31/06	Termination Due to Death on 12/31/06

Paid Notice Period Prior to Termination: Salary [1,2]	$—	$87,400	$87,400	$87,400	$87,400	n/a
Benefits Coverage during Notice Period Prior to Termination [2]	—	14,099	14,099	14,099	14,099	n/a
Severance: Salary [1,3]	—	262,200	262,200	699,200	262,200	$—
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date [1]	—	—	—	139,840	—	—
Severance: Non-Equity Incentive Plan Compensation [1]	—	—	—	139,840	—	—
Stock Option Vesting Acceleration [4]	—	—	—	85,372	—	—
Restricted Stock Unit Award Vesting Acceleration [4]	—	—	—	547,378	—	—
Health and Welfare Benefits Continuation [5]	—	—	—	—	—	—
Death Benefit [6]	—	n/a	n/a	n/a	n/a	636,263
Disability Benefit [7]	—	n/a	n/a	n/a	2,443/month	n/a

[1]	All salary and non-equity incentive payment amounts were calculated using Mr. Olofsson’s salary as of December 31, 2006.

[2]

Termination due to Disability requires a mandatory three months’ prior notice by the company. During such notice period, Mr. Olofsson would be entitled to the amount shown in the table. Some or all of the notice period may be worked. Benefits coverage includes premiums for the executive healthcare scheme, auto allowance and pension contributions of 10% of salary.

[3]

Mr. Olofsson is eligible for nine (9) months’ worth of salary in the event of resignation with or without Good Reason, involuntary termination, or Disability. Mr. Olofsson is eligible for two (2) times executive’s salary in the event of change in control.

[4]

All stock option and restricted stock unit vesting acceleration amounts were calculated as the gain to Mr. Olofsson using the closing per share market price of our common stock on December 29, 2006, which was $42.82. The amounts do not include any modifications to the grants that could potentially take place.

[5]	Mr. Olofsson’s employment agreement does not provide for continuation of health and welfare benefits.

[6]

Reflects the estimated lump-sum present value of all future payments Mr. Olofsson’s beneficiaries would be entitled to under our life insurance plans. Such death benefit would be paid from our life insurance provider. Amount does not include payments under the standard group life insurance plans.

[7]

Reflects the estimated monthly value of all future payments Mr. Olofsson would be entitled to under our executive disability plans. Mr. Olofsson would be entitled to receive such benefits for the duration of the disability. The maximum benefits duration would be up to his normal retirement age, but not less than 60 months. Normal retirement age is the retirement age under the Social Security Act where the retirement age depends on the year of birth.

All severance payments would be made in a lump sum within 30 days of termination date.

85	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

JACK SANSOLO

The following table shows the potential payments upon termination or a change of control of Getty Images for Jack Sansolo, our SVP, Marketing until his retirement effective June 2, 2007.

BENEFIT	Termination for Cause or Resignation Without Good Reason on 12/31/06	Involuntary Termination or Resignation for Good Reason on 12/31/06	Termination Following Change in Control on 12/31/06	Termination Due to Disability on 12/31/06		Termination Due to Death on 12/31/06

Paid Notice Period Prior to Termination: Salary [1,2]	n/a	n/a	n/a	$160,000		n/a
Severance: Salary [1]	$—	$320,000	$640,000	320,000	[3]	$—
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date [1]	—	128,000	128,000	—		—
Severance: Non-Equity Incentive Plan Compensation [1]	—	64,000	128,000	—		—
Stock Option Vesting Acceleration [4]	—	—	—	—		—
Restricted Stock Unit Award Vesting Acceleration [5]	—	—	879,652	—		—
Health and Welfare Benefits Continuation [6]	—	—	—	—		—
Death Benefit [7]	n/a	n/a	n/a	n/a		790,000
Disability Benefit [8]	n/a	n/a	n/a	120/day		n/a

[1]	All salary and non-equity incentive payment amounts were calculated using Dr. Sansolo’s salary as of December 31, 2006.

[2]	Only termination due to Disability requires six months’ prior notice by the company. During such notice period, Dr. Sansolo would be entitled to the amount shown in the table.

[3]	Severance payment for Disability would be reduced by any amounts paid to the Executive under any Getty Images disability plan.

[4]	Dr. Sansolo has no vested or unvested stock options as of December 31, 2006.

[5]

All restricted stock unit vesting acceleration amounts were calculated as the gain to Dr. Sansolo using the closing per share market price of our common stock on December 29, 2006, which was $42.82. The amounts do not include any modifications to the grants that could potentially take place.

[6]	Dr. Sansolo’s employment agreement does not provide for continuation of health and welfare benefits.

[7]

Reflects the estimated lump-sum present value of all future payments Dr. Sansolo’s beneficiaries would be entitled to under our life insurance plans. Such death benefit would be paid from our life insurance provider. Amount does not include payments under the standard group life insurance plans.

[8]

Reflects the estimated monthly value of all future payments Dr. Sansolo would be entitled to under our executive disability plans. Dr. Sansolo would be entitled to receive such benefits for the duration of the disability. The maximum benefits duration would be up to his normal retirement age, but not less than 36 months. Normal retirement age is the retirement age under the Social Security Act where the retirement age depends on the year of birth.

All severance payments would be made in a lump sum within 30 days of termination date.

Termination Payments Made During 2006

Effective June 15, 2006, Ms. Huebner retired as our Chief Financial Officer. At the time of her retirement, her base salary was $420,000 and she was eligible for an annual cash incentive bonus of 50% of her base salary at target. She was also eligible to participate in all employee benefit programs (including fringe benefits, 401(k) profit sharing plan, and standard and executive life, health, accident and disability insurance) through her date of termination. Ms. Huebner was paid these amounts in full, as set forth in the Summary Compensation and All Other Compensation Tables set forth earlier in this Annual Report on Form 10-K. Ms. Huebner was awarded a one time grant of 8,000 restricted stock units on March 1, 2006, which vested upon action of the Board taken May 16, 2006. Additionally, Ms Huebner received prorated executive disability insurance premiums paid from her termination date through the end of 2006.

86	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

Effective December 1, 2006, Mr. Ellis resigned his position as SVP, Business Development. In accordance with his separation agreement, Mr. Ellis was paid a total of $406,833.33 (less normal and agreed-upon withholding) which was comprised of the following: a severance payment of $275,000 (equal to one year’s salary at the date of termination), a 2006 bonus of $76,833.33, and a 2007 bonus of $55,000.

Effective December 4, 2006, following his resignation as SVP – Business Development, Mr. Ellis entered into an Independent Contractor Agreement with Getty Images. Under this contract, Mr. Ellis will perform agreed upon services for Getty Images up to a maximum of four (4) days per month, for a fee of $1,500 per day worked. Mr. Ellis was paid a total of $6,000 under this agreement in 2006. Mr. Ellis has been paid a total of $24,000 for work performed in 2007 under this agreement thus far.

Effective November 9, 2006, Mr. Flynn resigned his position as SVP, Technology. In accordance with his separation statement of November 1, 2006, we paid to Mr. Flynn a total of $506,000 (less normal and agreed-upon withholding) which was comprised of the following: a severance payment of $330,000 (equal to one year’s salary at the date of termination), a 2006 bonus of $110,000, and a 2007 bonus of $66,000. All severance amounts were paid within thirty days of termination.

DIRECTOR COMPENSATION

Our Directors play an important role in guiding Getty Images’ strategic direction and overseeing our management. Recent developments in corporate governance and financial reporting have resulted in an increased demand for public company directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate financial incentives to ensure our directors’ continued performance.

CASH RETAINER AND MEETING FEES FOR NON-EMPLOYEE DIRECTORS

Since 2004, each of our non-employee directors, with the exception of Mr. Getty, has received (a) an annual cash retainer, (b) a cash retainer for serving as a chair of one or more Committees of the Board, and (c) a fee for attending meetings of the Board and its various Committees. However, in September 2006, the Board approved a new annual compensation program for non-employee directors, with the exception of Mr. Getty, as follows: (i) a fixed annual retainer of $60,000 for Board members; (ii) a $5,000 annual retainer for the chair of the Audit Committee; and (iii) a $2,500 annual retainer for the chair of other committees. There are no meeting fees for Board or committee meeting attendance. In 2006, the Chairman of the Board of Directors, Mr. Getty (who resides in London), received £60,250 (approximately $109,655), but did not receive a non-employee Director equity grant as described immediately below. The Board has accepted Mr. Getty’s offer to waive the receipt of any cash compensation in 2007. Getty Images reimburses our directors for their reasonable expenses incurred in attending meetings of the Board and its Committees in addition to the retainers and meeting fees. Additionally, we reimbursed Sutton Place Limited, a company controlled by Mr. Getty, for 25% of Mr. Getty’s personal assistant’s time for her work in support of his Board responsibilities.

EQUITY COMPENSATION FOR NON-EMPLOYEE DIRECTORS

Non-employee Directors also are eligible to participate in the 2005 Incentive Plan, which provides for stock option grants, restricted stock units and other equity-based awards to Directors for their services. In September 2006, the Board revised its compensation program to provide for an annual award of restricted stock units in the amount of $100,000, with such awards to be made on the first trading day of May 1. The awards shall vest ratably over a 4-year period with annual cliff vesting dates. Previously, non-employee directors received periodic awards of stock options. Mr. Spoon received an award of 5,000 restricted stock units when he joined the Board in May 2006.

[1]

While this statement reflects the Boards intentions for grants in future years, the 2007 awards to non-employee directors were made in June 2007 rather than May 2007. The delay in making the annual equity awards was a result of our not being current in the filing of our periodic reports with the Securities and Exchange Commission from November 2006 until June 2007. This matter is addressed in detail in this Annual Report on Form 10-K in the Explanatory Note Regarding Restatements and in Note 2 to the Consolidated Financial Statements.

87	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

Non-Employee Director Compensation Table

The following table sets forth the total compensation paid to our non-employee Directors for their service on our Board of Directors and committees of the Board of Directors during fiscal year 2006. Our sole employee director, Mr. Klein, receives no separate compensation for service as a Director of Getty Images.

2006 Director Compensation Table

NAME	Fees Earned or Paid in Cash($)	Stock Awards($) [1]	Option Awards($) [2]	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($) [3]

James N. Bailey	$66,375	$—	$33,601	—	—	$—	$99,976
Andrew S. Garb	64,375	—	33,601	—	—	—	97,976
Mark H. Getty [4]	106,955	—	—	—	—	40,235 [5]	147,190
Alan G. Spoon	22,375	50,306	—	—	—	—	72,681
Christopher H. Sporborg	55,250	—	33,601	—	—	—	88,851
Michael A. Stein	61,500	—	42,847	—	—	—	104,347
David Landau	25,875	—	44,171	—	—	—	70,046

[1]

The amounts shown in this column represent the amount expensed in our financial statements for the fiscal year covered, without regard to estimated forfeitures that are required by US GAAP for our financial statements, for unvested restricted stock units held by the director during the fiscal year covered. The amount of the expense is the portion of the grant date fair value of the award (calculated as the number of units granted multiplied by the average of the high and low trading prices of our common stock on the date of grant) that was recognized in our financial statements in 2006. The grant date fair value of the grant to Mr. Spoon was $320,950. This expense is recognized in our financial statements on a straight-line basis over the vesting period of the unit. A total of 85,000 shares underlying restricted stock units were outstanding and held by directors at December 31, 2006, including those held by Mr. Klein.

[2]

The amounts shown in this column represent the amount expensed in our financial statements, without regard to estimated forfeitures that are required by US GAAP for our financial statements, for unvested stock options held by director during the fiscal year covered. The amount of the expense is the portion of the grant date fair value of the award (calculated as the number of options granted multiplied by the fair value of the option as calculated on the date of grant using a Black-Scholes valuation model) that was recognized in our financial statements in 2006.

The grant date fair value of the stock options underlying the expense shown in the table was as follows:

	Grant Date	Number of Shares Underlying Options	Grant Date Fair Value

James N. Bailey, Andrew S. Garb and Christopher H. Sporborg	5/5/03 5/17/04 11/15/04	5,000 5,000 10,000	$91,864 116,804 164,451

Michael A. Stein	6/13/02 5/5/03 5/17/04 11/15/04	15,000 5,000 5,000 10,000	285,926 91,864 116,804 164,451

David Landau	9/29/03 5/17/04 11/15/04	15,000 5,000 10,000	275,385 116,804 164,451

88	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 11

This expense is recognized in our financial statements on an accelerated basis over the vesting period of the stock option. For further discussion of these assumptions, see Note 9 the Consolidated Financial Statements in this Annual Report on Form 10-K. A total of 1,799,766 shares underlying stock options were outstanding and held by directors at December 31, 2006, including those held by Mr. Klein.

[3]

These figures do not include their reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or any Committee thereof, for which the Directors are reimbursed by us.

[4]

Mr. Getty’s annual fee is £60,000 and has been converted into U.S. dollars based on an annual average basis. The annual average exchange rates in U.S. dollars per British pound based on the average of the noon buying rate in the City of New York for cable transfers in British pounds as certified for customs purposes by the Federal Reserve Bank of New York in effect on each day for the year ended December 31, 2006 was 1.84.

[5]

This figure represents 25% of the cost of Mr. Getty’s personal assistant to compensate Mr. Getty for the assistance she provides in connection with his Board duties, which was paid to Sutton Place Limited in British pounds and has been converted into U.S. dollars in the same manner as Mr. Getty’s annual fee as described in footnote 4 above.

We do not provide any insurance, retirement or other benefit programs or compensation to the members of the Board of Directors, or any other benefits or perquisites except as described above.

89	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 12

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the Getty Images, Inc. 2006 Incentive Plan (the “Plan”), the Board of Directors has the discretion to grant restricted stock units (“RSUs”), stock options with exercise prices equal to no less than the market price of our common stock on the grant date and other stock-based awards. In connection with the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” we have generally shifted from issuing stock options to issuing RSUs.

RSUs generally have a four-year vesting schedule, with 25% vesting on each anniversary of the grant date. Stock options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion vesting monthly over the remaining three years. On September 15, 2005, we granted 795,000 fully vested stock options to senior management, many of whom had not received equity grants in several years. We also granted stock options to our chief executive officer in the second quarter of 2006 that vest over four years, with 20%, 20%, 20% and 40% vesting on each subsequent anniversary of the grant date. Stock options become exercisable when vested and remain exercisable through the remainder of the term except that we generally cancel options 90 days after the date of termination of the recipient’s employment or service with us.

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

Below is a summary of stock-based awards outstanding and available for future issuance at December 31, 2006:

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Stock Options and Vesting of Restricted Stock Units	Weighted Average Exercise Price	Number of Shares Available for Future Issuance

Equity compensation plans approved by security holders	4,142,084	$46.75	1,821,260
Equity compensation plans not approved by security holders	16,666	15.80	—

The 16,666 shares in the table above represent options remaining under grants made outside of the Plan in 2001 to three non-executive members of our Board of Directors. The terms of these options are substantially identical to those granted under the Plan.

Of the 4,142,084 securities to be issued upon exercise of options outstanding under the Plan, 915 shares under options were assumed in connection with business combinations. The weighted average exercise price of these assumed options is $9.88.

The formula used to calculate the 1,821,260 shares under stock-based awards available for future issuance is the total 16 million shares authorized for issuance under the Plan less stock-based awards granted under the Plan, not including those assumed in connection with business combinations, plus stock-based awards that have lapsed.

The following table sets forth certain information with respect to beneficial ownership of shares of our common stock as of April 30, 2007, for (i) each person who is known by us to own beneficially more than 5% of the shares of outstanding common stock, (ii) each Director of Getty Images, (iii) each of our executive officers named in the Summary Compensation Table of this Annual Report on Form 10-K, and (iv) by all Directors and executive officers of Getty Images as a group. Calculations are based on a total number of outstanding shares of 59,222,196, as of April 30, 2007.

90	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 12

Amount and Nature of Beneficial Ownership

Names	Number of Shares of Getty Images Common Stock [1]	Percent of Class	Director’s Qualifying Shares

Getty Investments, L.L.C. [2]	9,003,505	15.20	—
Capital Group International Inc. [3]	8,235,665	13.91	—
Capital Research & Management Company [4]	5,050,000	8.53	—
FMR Corp [5]	4,896,050	8.27	—
Blum Capital Partners LP [6]	3,410,133	5.76	—
Jonathan D. Klein [7]	1,168,402	1.94	—
Mark H. Getty [8]	1,115,642	1.87	—
Nicholas E. Evans-Lombe [9]	235,717	*	—
Bo T. Olofsson [10]	71,917	*	—
James N. Bailey [11]	47,183	*	—
Michael A. Stein [12]	33,750	*	—
Andrew S. Garb [13]	33,583	*	—
Christopher H. Sporborg [14]	18,300	*	—
Jack Sansolo [15]	4,766	*	—
Alan G. Spoon [16]	1,250	*	—
Elizabeth J. Huebner [17]	1,000	*	—
Patrick F. Flynn [18]	—	*	—
Richard R. Ellis [19]	—	*	—
Thomas Oberdorf	—	*	—
All Executive Officers and Directors as a group (18 persons) [20]	2,868,460	4.68	—

*	Less than 1%
[1]

Beneficial ownership represents sole or shared voting and investment power and is defined by the SEC to mean generally the power to vote or dispose of securities, regardless of economic interest. The numbers were calculated pursuant to Rule 13d-3(d) of the Securities and Exchange Act of 1934, as amended. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of April 30, 2007 are deemed outstanding for the purpose of calculating the number and percentage owned by any person listed. Getty Images had 59,221,922 shares of outstanding common stock as of April 30, 2007. To our knowledge, the only shareholders who beneficially owned more than 5% of the shares of outstanding common stock as of April 30, 2007, were those listed as such in the table above.

[2]

Includes shares beneficially owned or deemed to be owned beneficially by Getty Investments L.L.C. as follows: 622,602 shares held by the October 1993 Trust, to which Getty Investments L.L.C. shares voting power with Mr. Getty pursuant to the Getty Parties Shareholders’ Agreement; 107,602 shares held by Abacus Trust Company (Isle of Man) as Trustees of the J D Klein Family Settlement (the “Klein Family Trust”), to which Getty Investments L.L.C. shares voting power with Mr. Klein pursuant to the Getty Parties Shareholders’ Agreement; and 8,273,301 shares held directly by Getty Investments L.L.C. The address of Getty Investments L.L.C. is 1325 Airmotive Way, Suite 262, Reno, Nevada 89502.

[3]

This information is derived from the Schedules 13F filed with the SEC by Capital Guardian Trust, Capital International SA and Capital International Ltd, collectively Capital Group International, Inc. (“CGII”) on May 15, 2007 for shares held as of March 31, 2007. On February 12, 2007, CGII filed a Schedule 13G/A with the SEC for shares owned as of December 29, 2006 of 8,853,200. In this filing, CGII disclaimed beneficial ownership of these shares under SEC Rule 13d-4. CGII filed the Schedule 13G/A and reported that, as of December 29, 2006, CGII and the affiliated entities had sole voting power over 6,936,500 shares and dispositive power over 8,853,200 shares. The address of CGII is 11100 Santa Monica Blvd., Los Angeles, CA 90025.

[4]

This information is derived from the Schedule 13F filed with the SEC by Capital Research & Management Company (“Capital Research”) on May 15, 2007 for shares held as of March 31, 2007. On February 12, 2007, Capital Research filed a Schedule 13G/A with the SEC for

91	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 12

shares owned as of December 29, 2006 of 4,900,000. In this filing, Capital Research disclaimed beneficial ownership of these shares under SEC Rule 13d-4. Capital Research filed the Schedule 13G/A and reported that, as of December 29, 2006, Capital Research had sole voting power over 1,850,000 shares and dispositive power over 4,900,000 shares. The address of Capital Research is 333 South Hope St., Los Angeles, CA 90071.

[5]

This information is derived from the Schedule 13F filed with the SEC by FMR Corp (“FMR”) on May 15, 2007 for shares owned as of March 31, 2007. The address of FMR is 82 Devonshire Street, Boston, MA 02109.

[6]

This information is derived from the Schedule 13F filed with the SEC by Blum Capital Partners, L.P. (“Blum”) on May 15, 2007 for shares held as of March 31, 2007. On January 29, 2007, Blum filed a Schedule 13D/A with the SEC for shares owned as of January 18, 2007 of 3,451,933. Blum filed the Schedule 13D/A and reported that, as of January 18, 2007, Blum and affiliated entities had shared voting and dispositive power of 3,451,933 shares and total beneficial ownership of 3,451,933 shares. The address of Blum is 909 Montgomery Street, Suite 400, San Francisco, CA 94133.

[7]

Includes 1,043,000 shares of common stock that may be acquired by Mr. Klein on the exercise of outstanding options that presently are exercisable. Also includes shares beneficially owned or deemed to be owned beneficially by Mr. Klein as follows: 107,602 shares held by the Klein Family Trust, to which Mr. Klein shares voting power with Getty Investments L.L.C. pursuant to the Getty Parties Shareholders’ Agreement; 900 shares held by Mr. Klein’s children, for which Mr. Klein disclaims beneficial ownership; and 16,900 shares held directly by Mr. Klein. The number does not include 8,380,903 shares owned or deemed to be owned by Getty Investments L.L.C. Mr. Klein is one of five directors of Getty Investments L.L.C. and, therefore, may be deemed to share voting and investment power over the shares held by Getty Investments L.L.C.

[8]

Includes 446,350 shares of common stock that may be acquired by Mr. Getty through the Options Settlement, a revocable grantor trust of which Mr. Getty is the sole primary beneficiary, on the exercise of outstanding options that presently are exercisable. Also includes shares beneficially owned or deemed to be owned beneficially by Mr. Getty as follows: 622,602 shares held by the October 1993 Trust, to which Mr. Getty shares voting power with Getty Investments L.L.C. pursuant to the Getty Parties Shareholders’ Agreement; 24,377 shares held by the Cheyne Walk Trust, to which Mr. Getty shares voting and investment power; and 7,313 shares held by the Ronald Family Trust B, to which Mr. Getty shares voting and investment power. The Cheyne Walk Trust and Ronald Family Trust B are members of Getty Investments L.L.C. The number includes 15,000 shares held directly by Mr. Getty. The number does not include 8,380,903 shares owned or deemed to be owned by Getty Investments L.L.C. Mr. Getty is one of five directors of Getty Investments L.L.C. and, therefore, may be deemed to share voting and investment power over the shares held by Getty Investments L.L.C.

[9]

Includes 230,000 shares of common stock that may be acquired by Mr. Evans-Lombe on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before June 29, 2007, 3,225 shares held directly by Mr. Evans-Lombe and 2,492 shares held by family members.

[10]

Includes 70,000 shares of common stock that may be acquired by Mr. Olofsson on the exercise of outstanding stock options that presently are exercisable or that will become exercisable on or before June 29, 2007 and 1,917 shares held directly by Mr. Olofsson.

[11]

Includes 27,083 shares of common stock that may be acquired by Mr. Bailey on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before June 29, 2007, 20,000 shares held directly by Mr. Bailey and 100 shares owned by family members.

[12]

Includes 33,750 shares of common stock that may be acquired by Mr. Stein on the exercise of outstanding options that presently are exercisable or which will become exercisable on or before June 29, 2007.

[13]

Includes 27,083 shares of common stock that may be acquired by Mr. Garb on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before June 29, 2007, and 6,500 shares held directly by Mr. Garb.

[14]

Includes 17,500 shares of common stock that may be acquired by Mr. Sporborg on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before June 29, 2007 and 800 shares held directly by Mr. Sporborg.

[15]	Includes 4,766 shares held directly by Dr. Sansolo. Dr. Sansolo retired effective June 1, 2007.

[16]	Includes 1,250 shares held directly by Mr. Spoon.

[17]	Includes 1,000 shares held directly by Ms. Huebner as of April 30, 2007. Ms. Huebner retired effective as of June 15, 2006.

92	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 12

[18]	Mr. Flynn held no shares as of April 30, 2007. Mr. Flynn resigned Getty Images effective November 9, 2006.

[19]	Mr. Ellis held no shares as of April 30, 2007. Mr. Ellis left Getty Images effective December 1, 2006.

[20]

Includes 2,059,165 shares of common stock that may be acquired upon the exercise of outstanding options that presently are exercisable or which will become exercisable on or before June 29, 2007, restricted stock units that vest on or before June 29, 2007, and 809,295 otherwise owned beneficially. Does not include shares directly owned by Getty Investments L.L.C. Messrs. Getty and Klein are two of five directors of Getty Investments L.L.C. and, therefore, may be deemed to share voting and investment power over shares held by Getty Investments L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

No Director will be deemed to be independent unless the Board affirmatively determines that the Director has no material relationship with Getty Images, directly or as an officer, shareowner or partner of an organization that has a relationship with us. The Board observes all criteria for independence established by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and other applicable laws and regulations.

On an annual basis, each Director and executive officer is obliged to complete a Director and Officer Questionnaire which requires disclosure of any transactions with us in which the Director or executive officer, or any member of his or her immediate family, as such term is defined by applicable SEC rules, have a direct or indirect material interest. Pursuant to the “Code of Business Conduct,” the Board or any committee so appointed by it is charged with resolving any conflict of interest involving senior executives or directors.

The Board determined, after a review of relevant information and upon advice from legal counsel to Getty Images, that (a) no Director has a material relationship with us and (b) the following majority of Board members, which includes all non-management members other than Mark H. Getty, are currently and were, during 2006, independent: James N. Bailey, Andrew S. Garb, Alan G. Spoon, Christopher H. Sporborg, and Michael A. Stein. Consequently, all members of the Audit, Nominating and Corporate Governance, and Compensation Committees are independent pursuant to NYSE listing standards, the SEC rules and all other applicable rules and standards. The Board has not made a determination regarding Mr. Getty’s independence.

In addition, based on these standards, the Board determined that Mr. Klein is not independent because he is our Chief Executive Officer.

Related Transactions

As noted above, on an annual basis, each Director and executive officer is obliged to complete a Director and Officer Questionnaire which requires disclosure of any transactions with Getty Images in which the Director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Additionally, the questionnaire requires disclosure of all employment or service as a director by Directors or executive officers with other entities. The Audit Committee is charged with reviewing any transactions with a “related party” that are valued at greater than $120,000 and in which the related person has a direct or indirect material interest.

The Stockholders’ Agreement. In connection with the consummation of the merger of the businesses of Getty Communications Limited (our predecessor) and PhotoDisc, Inc., Getty Images and (i) the Getty Group (as defined below) and (ii) the Torrance Group (as defined below) entered into a Stockholders’ Agreement dated as of February 9, 1998, as amended (the “Stockholders’ Agreement”). The Stockholders’ Agreement, among other things, provides for representation on our Board of Directors and limits the rights of the parties thereto to transfer their respective shares of our common stock. Certain provisions of the Stockholders’ Agreement are described below. The “Getty Group” refers collectively to Getty Investments L.L.C., Mr. Mark H. Getty, Mr. Jonathan D. Klein, the JD Klein Family Settlement, as successor by assignment from Crediton Limited (a trust established by Mr. Klein) (the “Klein Family Trust”) and the October 1993 Trust (a trust established by Mr. Getty). The “Torrance Group” refers collectively to PDI, L.L.C., Mr. Mark Torrance, Ms. Wade Ballinger (the former wife of Mr. Mark Torrance) and certain of their family members.

Effective May 1, 2003, the Stockholders’ Agreement was amended to remove the Torrance Group as a party to the agreement. Therefore, with effect from May 1, 2003, the Getty Group alone constitutes the “Significant Stockholders” contemplated therein.

93	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 13

Pursuant to the Stockholders’ Agreement, as amended, no Significant Stockholder may sell, encumber or otherwise transfer such Significant Stockholder’s shares of common stock except (i) to a Permitted Transferee (as defined below); (ii) pursuant to the terms of the Stockholders’ Agreement; (iii) subject to the arrangements within the “Group,” pursuant to a registered public offering of shares of common stock in which, to the knowledge of such selling Significant Stockholder, no person or “Group” will purchase more than 5% of the then outstanding shares of common stock; or (iv) subject to any arrangements within the “Group,” sales within the Rule 144 volume limitation, or in a cashless exercise of options. A “Permitted Transferee” is defined generally as (i) Getty Images or its subsidiaries; (ii) in the case of any Significant Stockholder who is a natural person, a person to whom shares of common stock are transferred from such Significant Stockholder by gift, will or the laws of descent and distribution; (iii) any other member of the Getty Group; (iv) any affiliate of any Significant Stockholder; or (v) with respect to the taking of an encumbrance, any commercial bank or other financial institution that lends funds to a Significant Stockholder on condition of taking such encumbrance.

If any Significant Stockholder (a “Prospective Seller”) receives from or negotiates with a person, other than a Permitted Transferee or another Significant Stockholder (a “Stockholders’ Agreement Third Party”), a bona fide offer to purchase any or all of such Prospective Seller’s shares of common stock (the “Offered Stock”) and such Prospective Seller intends to sell the Offered Stock to such Stockholder’s Agreement Third Party, the Prospective Seller must provide written notice (the “Offer Notice”) of such offer to Getty Images. The Offer Notice will constitute an offer by such Prospective Seller to sell to the recipients of such Offer Notice all (but not less than all) of the Offered Stock at the price per share of common stock at which the sale to the Stockholders’ Agreement Third Party is proposed to be made in cash and will be irrevocable for ten days after receipt of such Offer Notice. The Prospective Seller has the right to reject any or all of the acceptances of the offer to sell the Offered Stock and sell all, but not less than all, the Offered Stock to the Stockholders’ Agreement Third Party if (i) the Prospective Seller has not received acceptances as to all the Offered Stock prior to the expiration of the ten-day period following receipt of the Offer Notice, or (ii) an accepting party fails to consummate the purchase of the Offered Stock and Getty Images is not prepared to purchase such Offered Stock within five business days of receiving notice of such failed purchase.

Pursuant to the Stockholders’ Agreement, the Getty Group has the right, subject to termination conditions, to nominate one director. For so long as the Getty Group has the right to nominate one director of Getty Images, it also has the right to appoint the Chairman from among the directors of Getty Images, provided, however, that for so long as Mark H. Getty is the Chairman or Co-Chairman of the Board, such right is not in effect.

The Getty Investments Registration Rights Agreement. In connection with the consummation of the merger of the businesses of Getty Communications Limited (our predecessor) and PhotoDisc, Inc. (the “Transactions”), Getty Images entered into a Registration Rights Agreements with Getty Investments L.L.C. dated as of February 9, 1998 (the “Getty Investments Registration Rights Agreement”).

Pursuant to the terms of the Getty Investments Registration Rights Agreement, Getty Investments L.L.C., subject to the terms and conditions set forth in the Getty Investments Registration Rights Agreement, may require Getty Images to file a registration statement with respect to all or a portion of Getty Investments L.L.C.’s shares of common stock (a “Getty Demand Right”), subject to certain limitations that may be imposed by the managing underwriter. Getty Investments L.L.C. has a total of five Getty Demand Rights. In addition to its Getty Demand Rights, Getty Investments L.L.C. has the right to have any or all of its shares of common stock included in any registration by Getty Images with respect to an offering of common stock (a “Getty Piggy-Back Right”), subject to certain limitations that may be imposed by the managing underwriter. Both the Getty Demand Rights and the Getty Piggy-Back Rights will terminate on the earlier of (i) the date that all of the shares of common stock held by Getty Investments L.L.C. can be sold within a three-month period under the volume limitation of Rule 144(e) of the Securities Act, or (ii) the 15th anniversary of the date of the Getty Investments Registration Rights Agreement.

The Getty Investments Registration Rights Agreement was amended on November 22, 1999, to include the right to register an additional 1,579,353 shares of common stock that were acquired by Getty Investments L.L.C. on November 22, 1999.

In addition to the registration rights described above, on the consummation of the Transactions, Getty Images assumed the obligations of Getty Communications Limited and PhotoDisc, Inc. with respect to certain demand and piggy-back registration rights granted by the companies to certain of their respective shareholders, including, in the case of PhotoDisc, Inc., certain registration rights granted to holders of its Series A Preferred Stock, and, in the case of Getty Communications Limited, certain registration rights granted to the October 1993 Trust and the Klein Family Trust, Messrs. Getty and Klein, RIT Capital Partners, Mr. Anthony Stone, Mr. Lawrence Gould and The Schwartzberg Family L.P.

94	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 13

Getty Investments L.L.C. Company Agreement.    Getty Investments L.L.C. was formed on October 4, 2006 with the merger of Getty Investments LLC., a Delaware limited liability company (“Old Getty Investments”) with and into Getty Investments Continuation L.L.C., a Delaware limited liability company (“New Getty Investments”). New Getty Investments was formed with the objective of continuing Old Getty Investments, which would have otherwise terminated on October 5, 2006. On October 4, 2006, Old Getty Investments was merged with and into New Getty Investments. Upon the consummation of the merger, the existence of Old Getty Investments ceased, New Getty Investments survived and the name of New Getty Investments was changed to Getty Investments L.L.C.

Getty Investments L.L.C. is now governed by an operating agreement dated October 4, 2006 among the New Getty Members, (“The New Getty Investments Company Agreement”). The term of the New Getty Investors Company Agreement ends on October 5, 2007 unless earlier terminated upon the written agreement of a majority in interest of the members. Getty Investments L.L.C. members (the “New Getty Members”) are now comprised of three Getty family trusts: the Cheyne Walk Trust, the Ronald Family Trust A and the Ronald Family Trust B. As of March 1, 2007, the New Getty Members own, collectively, 100% of the membership interests of Getty Investments L.L.C., with the Cheyne Walk Trust, the Ronald Family Trust A and the Ronald Family Trust B owning 55.2%, 24.4% and 20.4%, respectively.

The Getty Investments L.L.C. board of directors consists of five directors. Four of the five directors are appointed as follows: the Cheyne Walk Trust appoints two directors, the Ronald Family Trust A and the Ronald Family Trust B jointly appoint two directors. The fifth director is Jonathan D. Klein, so long as he remains Chief Executive Officer of Getty Images. In the event Jonathan D. Klein ceases to be the chief executive officer of Getty Images, the fifth directorship position will be eliminated unless and until a majority in interest of the members votes to appoint a successor to fill such position. Mark H. Getty serves as the chairman of the board of Getty Investments L.L.C. for so long as he serves as a director of Getty Investments L.L.C. Decisions of the Getty Investments L.L.C. board of directors require the approval (at a meeting or by written consent) of a simple majority of the total number of directors unless otherwise provided in the New Getty Investments Company Agreement. Of the five members of the Getty Investments L.L.C. Board of Directors, two (Mr. Getty and Mr. Klein) are also members of the Getty Images Board of Directors. There are currently no voting arrangements whereby one member of Getty Investments L.L.C. can control a majority of the members of the Getty Investments L.L.C. Board of Directors.

Getty Images Trademarks. Getty Images, directly or through its subsidiaries, has trademark registrations and applications for trademark registrations in respect of the name Getty Images, and derivatives thereof and the related logos (together, the “Getty Images Trademarks”). Getty Images and Getty Investments L.L.C. have agreed that in the event that Getty Images becomes controlled by a third party or parties not affiliated with the Getty family, Getty Investments L.L.C. will have the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Images Trademarks. On such assignment, Getty Images will be permitted to continue to use the Getty Images Trademarks for 12 months, and thereafter it will have to cease such use.

Indemnification. Getty Images has agreed to indemnify Getty Investments L.L.C. and its members for liabilities arising in connection with the merger of the business of Getty Communications Limited and PhotoDisc, Inc. as well as various securities offerings by Getty Images. In addition, Getty Images has entered into agreements to indemnify its Directors and certain executive officers, in addition to indemnification provided for in our Bylaws and Restated Certificate of Incorporation. These agreements, among other things, indemnify our Directors and certain executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Getty Images, arising out of such person’s services as a Director or executive officer of Getty Images, any subsidiary of Getty Images or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as Directors and executive officers.

Acquisitions of Evolvs Media and Paper Thin Walls. Mr. Livingstone was the sole shareholder (through a wholly owned company) of Evolvs Media Inc. Evolvs Media was a technology company, employing approximately 20 people, most of whom are software developers. Getty Images purchased most of Evolvs Media’s assets from Evolvs Media for C$235,000 in May 2007. As part of its acquisition of Evolvs Media, Getty Images also assumed the rights and obligations of Evolvs Media pursuant to a lease for commercial real estate owned by Mr. Livingstone at a cost of approximately C$60,000 per year for a term of five years.

Mr. Livingstone also was the controlling shareholder of a company called Paper Thin Walls Inc. There is only one other shareholder of this company. Getty Images purchased all of Paper Thin Wall’s assets from Paper Thin Walls for C$965,000 in June 2007.

95	GETTY IMAGES, INC.	2006	FORM 10-K	PART III	ITEM 13

While Mr. Livingstone was not an executive officer of Getty Images at the time the Evolvs Media transaction occurred, given the proximity of the transaction to his designation as an Executive Officer in May 2007 and the integrated nature of the two transactions, Getty Images treated them as transactions with a related person for purposes of Item 404 of Regulation S-K. Consequently, these transactions were approved by the Board of Directors and were disclosed in a Current Report on Form 8-K filed on May 9, 2007. The Board of Directors also waived the Code of Ethics and Code of Business Conduct provisions prohibiting conflicts of interest (or the appearance thereof) between the private interests of Mr. Livingstone with the interests of Getty Images for these transactions, and for the real estate lease involving Evolvs Media. In doing so, the Board noted that waivers of these Codes will only occur in rare circumstances, that the each of the transactions are in the best interests of the company and that the amount of money involved in the transactions is relatively small.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm, for the audit of the company’s financial statements and for other services for the years ended December 31, 2006 and 2005:

	2006	2005

(1) Audit fees	$1,651,474	$1,427,356
(2) Audit-related fees	97,080	223,544
(3) Tax fees	—	1,729
(4) All other fees	350	204

[1]

The amount reflected here includes audits of our annual financial statements, our internal control over financial reporting, reviews of our quarterly financial statements, statutory audits of our foreign subsidiaries, work related to the review of our equity compensation grant practices, work related to the exchange offer involving our convertible subordinated debt, consents and assistance with reviews of documents filed with the SEC.

[2]	This amount includes fees for due diligence for potential acquisitions and audit of an employee benefit plan.

[3]	This amount includes fees related to tax compliance, advice, and planning

In 2006, 100% of the fees in categories (1) – (4) were approved by the Audit Committee. The services included under (3) “Tax Fees” were approved by the Audit Committee pursuant to the de minimis exception set forth in Section 2-01(c)(7)(i)(c) of Regulation S-X. A copy of the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy (the “Policy”), which was adopted by the Audit Committee in March 2003 and amended most recently in June 2004, may be found in the Corporate Governance section of Getty Images’ website, located at www.gettyimages.com. The Policy sets forth the procedures and conditions under which services are pre-approved by the Audit Committee, such as audit services, audit-related services, and certain tax services; services that are pre-approved by the Audit Committee on a case-by-case basis; and services that the company’s independent registered public accounting firm is prohibited from performing.

96	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) DOCUMENTS FILED AS PART OF THIS REPORT

1.	Consolidated Financial Statements (See Index to Consolidated Financial Statements on page F-1 of this Report);

All financial statement schedules are omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the information required is included in our Consolidated Financial Statements or notes thereto.

(B) EXHIBITS

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of Getty Images, Inc. (6)

3.2		Bylaws of Getty Images, Inc., as amended (15)

4.1		Specimen Common Stock certificate (7)

4.2		Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures, Series A, due 2023, dated June 9, 2003 (7)

4.3		First Supplemental Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures, Series A, due 2023, dated July 30, 2003 (7)

4.4		Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures, Series B, due 2023, dated December 16, 2004 (16)

4.5		Form of Debenture (7)

10.1	*	Amended and Restated Employment Agreement between Getty Images, Inc. and Jonathan D. Klein, effective August 1, 2005 (11)

10.2	*	Employment Agreement between Getty Images, Inc. and Thomas Oberdorf, dated June 12, 2006 (5)

10.3		Credit Agreement, dated July 19, 2002, among Getty Images, Inc. and Bank of America, N.A. (5)

10.4		Restated Option Agreement among Getty Images, Inc., Getty Communications plc and Getty Investments L.L.C. dated February 9, 1998 (14)

10.5		Stockholders’ Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc. dated February 9, 1998 (14)

10.6		Registration Rights Agreement among Getty Images, Inc. and Getty Investments L.L.C. (14)

10.7		Restated Shareholders’ Agreement among Getty Images, Inc., Getty Investments L.L.C. and the Investors named therein dated February 9, 1998 (14)

10.8		Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Crediton Limited and October 1993 Trust and Form of Amendment among Getty Images, Inc., Getty Communications plc, Crediton Limited and October 1993 Trust (14)

10.9		Registration Rights Agreement dated July 3, 1996 among Getty Communications plc, Hambro European Ventures Limited, Hambro Group Investments Limited, RIT Capital Partners plc and Anthony Stone and Form of Amendment among Getty Images, Inc., Getty Communications plc and The Schwartzberg Family L.P. (14)

10.10		Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated January 1998 (14)

10.11		Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated November 22, 1999 (2)

97	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15

Exhibit Number		Description of Exhibit

10.12		Form of Indemnity among Getty Images, Inc., Getty Communications plc and each of Mark Getty, Mark Torrance, Jonathan Klein, Lawrence Gould, Andrew Garb, Manny Fernandez, Christopher Sporborg, Anthony Stone and James Bailey (14)

10.13		Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited (1)

10.14		Lease dated October 22, 2004 between Bantry Investments Limited and Getty Images UK Limited (11)

10.15		Lease dated November 30, 1999 between the Quadrant Corporation and Getty Images, Inc. (2)

10.16		Lease dated April 1, 2000 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (4)

10.17		Sublease dated November 5, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (3)

10.18		Amendment to Sublease dated November 20, 2001 between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (3)

10.19		First Amendment of Lease dated October 31, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (3)

10.20		Second Amendment of Lease dated November 20, 2001 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (3)

10.21		Third Amendment of Lease dated January 1, 2006 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (16)

10.22		Getty Images, Inc. 2005 Incentive Plan (9)

10.23	*	Employment Agreement between Getty Images, Inc. and Jeffrey L. Beyle, dated August 1, 2002 (6)

10.24		Registration Rights Agreement dated June 9, 2003 among Getty Images, Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (7)

10.25		First Amendment to the Credit Agreement entered into as of June 27, 2003 among Getty Images, Inc. and Bank of America N.A (7)

10.26		Second Amendment to the Credit Agreement entered into as of May 12, 2004 among Getty Images, Inc. and Bank of America N.A. (8)

10.27		Third Amendment to the Stockholders’ Agreement dated February 9, 1998 among Getty Images, Inc. and certain stockholders of Getty Images, Inc. effective May 1, 2003 (7)

10.28	*	Employment Agreement between Getty Images, Inc. and Patrick F. Flynn, dated August 16, 2004 (16)

10.29	*	Employment Agreement between Getty Images, Inc. and Dr. Jack Sansolo, dated November 8, 2004 (16)

10.30	*	Form of Employee Stock Option Agreement (12)

10.31	*	Form of Non-Executive Director Stock Option Agreement (10)

10.32	*	Form of Restricted Stock Unit Agreement (10)

10.33	*	Form of Executive Stock Option Agreement (11)

10.34		Share sale agreement dated April 20, 2005 between Shisheido Anstalt and Getty Images (UK) Limited relating to Digital Vision Limited (13)

10.35		Intellectual property assignment agreement dated April 20, 2005 between Getty images (Cayman) Limited and Digital Holding & Licensing S.A. (13)

10.36		Share purchase agreement between Amana Inc. and Getty Images, Inc. dated as of May 12, 2005 (16)

10.37	*	Form of Executive Restricted Stock Unit Agreement (16)

10.38		Acquisition agreement between Getty Images, Inc. and Pixel Images Holding Limited, the parent company of Star Media limited (dba Stockbyte) and Stockdisc Limited, dated as of April 6, 2006 (17)

98	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15

Exhibit Number		Description of Exhibit

10.39		Acquisition agreement between Getty Images, Inc. and MediaVast, Inc., dated as of February 21, 2007 (18)

10.40		Sublease agreement between Getty Images (US), Inc. and New York Magazine Holdings L.L.C., dated as of March 12, 2007 (19)

10.41		US Bank Credit Facility, dated as of March 19, 2007 (20)

10.42	*	Separation agreement between Dr. Jack Sansolo and Getty Images, Inc., dated as of May 4, 2007 (21)

10.43		Sublease agreement between Getty Images (US), Inc. and Cardinia Real Estate LLC, dated as of May 3, 2007 (22)

12.1		Statement regarding computation of ratio of earnings to fixed charges (23)

21.1		Subsidiaries of the Registrant (23)

23.1		Consent of Independent Registered Public Accounting Firm (23)

31.1		Section 302 Certification by Jonathan D. Klein, CEO (23)

31.2		Section 302 Certification by Thomas Oberdorf, CFO (23)

32.1		Section 906 Certification by Jonathan D. Klein, CEO (23)

32.2		Section 906 Certification by Thomas Oberdorf, CFO (23)

*	Indicates management contracts or compensatory plans or arrangements.
(1)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(2)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(3)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2000.
(5)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(6)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(7)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(8)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(9)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed May 6, 2005.
(10)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(11)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(12)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(13)	Incorporated by reference from the Exhibits to the Registrant’s Amended Current Report on Form 8-K/A filed April 22, 2005.
(14)	Incorporated by reference from the Exhibits to the Registrant’s Registration Statement on Amendment No. 3 to Form S-4 on Form S-4/A filed December 23, 1997.
(15)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed December 15, 2005.
(16)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(17)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed April 6, 2006.
(18)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed February 23, 2007.
(19)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed March 16, 2007.
(20)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed March 23, 2007.
(21)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed May 9, 2007.
(22)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed May 11, 2007.
(23)	Filed herewith.

99	GETTY IMAGES, INC.	2006	FORM 10-K	SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETTY IMAGES, INC.

By:	/S/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer

June 12, 2007

We, the undersigned directors and executive officers of the Registrant, hereby severally constitute Jonathan D. Klein and Thomas Oberdorf and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 12, 2007, by the following persons on behalf of the Registrant and in the capacities indicated below:

SIGNATURE	TITLE (CAPACITY)

/S/ MARK H. GETTY Mark H. Getty	Chairman and Director

/S/ JONATHAN D. KLEIN Jonathan D. Klein	Chief Executive Officer and Director (Principal Executive Officer)

/S/ THOMAS OBERDORF Thomas Oberdorf	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ JAMES N. BAILEY James N. Bailey	Director

/S/ ANDREW S. GARB Andrew S. Garb	Director

/S/ ALAN G. SPOON Alan G. Spoon	Director

/S/ CHRISTOPHER H. SPORBORG Christopher H. Sporborg	Director

/S/ MICHAEL A. STEIN Michael A. Stein	Director

F-1	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

F-2	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Getty Images, Inc.

We have completed integrated audits of Getty Images, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Getty Images, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2005 and fiscal 2004 consolidated financial statements.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Company’s iStockphoto business unit from its assessment of internal control over financial reporting as of December 31, 2006 because this business unit was acquired by the Company in a purchase business combination during 2006. We have also excluded the iStockphoto business unit from our audit of internal control over financial reporting. iStockphoto is a wholly-owned subsidiary whose total assets and total revenues are both less than 4% of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

June 12, 2007

F-3	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2006	2005 Restated	2004 Restated

(In thousands, except per share amounts)

Revenue	$806,589	$733,176	$622,250
Cost of revenue (exclusive of items shown separately below)	206,761	196,887	172,684
Selling, general and administrative expenses (including stock-based compensation of $15,278, $1,269 and $576 for the years ended December 31, 2006, 2005 and 2004, respectively)	302,729	252,103	225,128
Depreciation	53,254	48,572	52,976
Amortization	19,680	9,519	4,559
Restructuring costs	27,258	—	—
Other operating (income) expenses	(1,185)	717	(1,187)

Operating expenses	608,497	507,798	454,160

Income from operations	198,092	225,378	168,090
Investment income	8,834	11,991	9,133
Interest expense	(1,506)	(7,618)	(3,828)
Other non-operating expenses (income), net	(744)	350	467

Income before income taxes	204,676	230,101	173,862
Income tax expense	(74,248)	(80,740)	(67,450)

Net income	$130,428	$149,361	$106,412

Earnings per share
Basic	$2.15	$2.43	$1.80
Diluted	2.11	2.27	1.72

Shares used in computing earnings per share
Basic	60,733	61,567	59,006
Diluted	61,711	65,744	62,031

See Note 2. “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-4	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2006	2005 Restated

(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$339,466	$223,084
Short-term investments	—	295,191
Accounts receivable, net	121,232	107,020
Prepaid expenses	13,685	11,815
Deferred income taxes, net	11,142	—
Other current assets	1,500	8,553

Total current assets	487,025	645,663
Property and equipment, net	147,133	127,497
Goodwill	1,001,027	804,804
Identifiable intangible assets, net	77,234	50,206
Deferred income taxes, net	—	29,827
Other long-term assets	1,965	4,211

Total assets	$1,714,384	$1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$74,297	$72,344
Accrued expenses	39,412	38,676
Income taxes payable	6,353	—
Deferred income taxes, net	—	17,228
Short-term debt	—	265,000
Other current liabilities	13,139	4,122

Total current liabilities	133,201	397,370
Long-term debt	265,000	—
Deferred income taxes, net	11,596	—
Other long-term liabilities	56,350	23,480

Total liabilities	466,147	420,850

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, no par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 per share par value, 100,000 shares authorized: 62,582 shares issued and 59,096 shares outstanding at December 31, 2006 and 62,265 shares issued and outstanding at December 31, 2005	626	623
Additional paid-in capital	1,321,645	1,296,310
Common stock repurchased	(207,676)	—
Retained earnings (Accumulated deficit)	91,459	(38,969)
Accumulated other comprehensive income (loss) (Note 8)	42,183	(16,606)

Total stockholders’ equity	1,248,237	1,241,358

Total liabilities and stockholders’ equity	$1,714,384	$1,662,208

See Note 2. “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-5	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	No. of Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Common Stock Repurchased	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands)

Balance at December 31, 2003, as reported	57,331	$573	$1,097,801	$—	$(275,253)	$12,685	$835,806
Cumulative effect of restatement on prior years	—	—	22,772	—	(19,489)	(6,428)	(3,145)

Balance at December 31, 2003, restated	57,331	$573	$1,120,573	$—	$(294,742)	$6,257	$832,661

Net income, restated	—	—	—	—	106,412	—	106,412
Other comprehensive income	—	—	—	—	—	3,959	3,959
Recognition of unearned compensation	—	—	448	—	—	—	448
Stock options exercised	3,404	34	73,964	—	—	—	73,998
Tax benefit from employee stock option exercises, restated	—	—	35,642	—	—	—	35,642
Restricted stock vesting	—	—	55	—	—	—	55

Balance at December 31, 2004, restated	60,735	$607	$1,230,682	$—	$(188,330)	$10,216	$1,053,175
Net income, restated	—	—	—	—	149,361	—	149,361
Other comprehensive loss	—	—	—	—	—	(26,822)	(26,822)
Restricted stock unit vesting	9	1	—	—	—	—	1
Restricted stock unit cancellations	—	—	(169)	—	—	—	(169)
Recognition of unearned compensation	—	—	1,202	—	—	—	1,202
Stock options exercised	1,521	15	42,157	—	—	—	42,172
Tax benefit from employee stock option exercises, restated	—	—	22,377	—	—	—	22,377
Restricted stock vesting	—	—	61	—	—	—	61

Balance at December 31, 2005, restated	62,265	$623	$1,296,310	$—	$(38,969)	$(16,606)	$1,241,358
Net income	—	—	—	—	130,428	—	130,428
Other comprehensive income	—	—	—	—	—	58,789	58,789
Stock option expense	—	—	6,631	—	—	—	6,631
Restricted stock unit expense	25	—	9,510	—	—	—	9,510
Restricted stock unit cancellations	(6)	—	(360)	—	—	—	(360)
Common stock repurchased	(3,486)	—	—	(207,676)	—	—	(207,676)
Stock options exercised	297	3	8,014	—	—	—	8,017
Tax benefit from employee stock option exercises	—	—	1,525	—	—	—	1,525
Restricted stock vesting	1	—	15	—	—	—	15

Balance at December 31, 2006	59,096	$626	$1,321,645	$(207,676)	$91,459	$42,183	$1,248,237

See Note 2. “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-6	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2006	2005 Restated	2004 Restated

(In thousands)

Cash flows from operating activities
Net income	$130,428	$149,361	$106,412
Adjustments to reconcile net income to net cash provided by operating activities:
Employee stock-based compensation	15,278	1,269	576
Reduction of income taxes paid due to the tax benefit from employee stock based compensation	9,398	68,788	4,820
Depreciation	53,254	48,572	52,976
Loss on leased properties, net	21,663	—	—
Amortization of identifiable intangible assets	19,680	9,519	4,559
Amortization of debt issuance and exchange costs	67	6,060	1,915
Loss on sale of available-for-sale investments	3,956	—	—
Deferred income taxes	2,814	1,933	49,671
Bad debt expense	4,426	2,739	3,239
Other changes in long-term assets, liabilities and equity	3,797	2,763	3,031
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(4,421)	(15,159)	(16,006)
Accounts payable	(9,811)	(9,783)	(530)
Accrued expenses	(3,747)	(8,776)	(2,510)
Income taxes payable	11,344	(2,486)	(4,039)
Changes in other current assets and liabilities	10,977	2,477	(1,532)

Net cash provided by operating activities	269,103	257,277	202,582

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(198,319)	(234,432)	(25,611)
Acquisition of available-for-sale investments	(9,330)	(101,575)	(341,671)
Proceeds from available-for-sale investments	304,443	129,619	263,398
Acquisition of property and equipment	(61,543)	(57,766)	(36,723)
Other investing activities	300	(643)	46

Net cash provided by (used in) investing activities	35,551	(264,797)	(140,561)

Cash flows from financing activities
Common stock repurchased	(207,676)	—	—
Proceeds from the issuance of common stock	8,017	42,172	73,998
Reduction of income taxes paid due to windfall tax benefits	2,217	—	—
Other financing activities	(5)	(558)	(1,429)

Net cash (used in) provided by financing activities	(197,447)	41,614	72,569

Effects of exchange rate changes	9,175	(5,762)	3,144

Net increase in cash and cash equivalents	116,382	28,332	137,734
Cash and cash equivalents:
beginning of year	223,084	194,752	57,018

end of year	$339,466	$223,084	$194,752

Supplemental disclosures
Interest paid	$1,506	$1,343	$1,912
Income taxes paid, including foreign taxes withheld	45,814	18,191	22,189
Non-cash investing and financing activities
Convertible subordinated debentures exchanged	$—	$(2,000)	$(263,000)
Convertible subordinated debentures, Series B, issued	—	2,000	263,000

See Note 2. “Restatement of Consolidated Financial Statements and Special Committee and Company Findings” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-7	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Getty Images, Inc. and subsidiaries (“Getty Images,” “the company,” “we”), was founded in 1995 and is a leading creator and distributor of visual content and one of the first places creative professionals turn to discover, license and manage imagery. The company’s award-winning photographers and imagery help customers create inspiring work which appears every day in the world’s most influential newspapers, magazines, advertising campaigns, films, television programs, books and websites. Headquartered in Seattle, Washington and serving customers in more than 100 countries, we deliver our products digitally via the Internet and CDs. Our imagery is licensed through company-owned offices, a global network of delegates, who act as sales agents where we don’t have wholly-owned offices, and distributors. We pioneered the solution to aggregate and distribute visual content and, since 1995, have brought many of the visual content industry’s leading imagery onto gettyimages.com and in 2006 added istockphoto.com.

We provide high quality, relevant imagery to: creative professionals at advertising agencies, graphic design firms, corporations, film and broadcasting companies; editorial customers involved in newspaper, magazine, book, CD and online publishing; and corporate marketing departments and other business customers. By aggregating the content of our various leading imagery collections on the Internet and partnering with other imagery providers, we offer a comprehensive and user-friendly solution for our customers’ imagery needs. Our goal is to be the leading image solutions provider in every major market, offering visual communications professionals imagery and related services at multiple price points on multiple platforms.

NOTE 2. RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS AND SPECIAL COMMITTEE AND COMPANY FINDINGS

As announced on November 9, 2006, a Special Committee was established by our Board of Directors to conduct an independent investigation relating to the company’s equity compensation grant practices and related accounting for equity compensation grants. The Special Committee consisted of two independent members of our Board of Directors who were assisted in their investigation by independent outside legal counsel.

Together with its independent counsel, the Special Committee conducted an extensive review of equity compensation grant practices and awards made by the company, or in connection with companies we acquired, between July 14, 1994 and November 1, 2006 (the “Relevant Period”), which covered 7,102 stock option grants and 1,062 restricted stock unit (“RSU”) grants. During the investigation, numerous documents were reviewed, and extensive interviews of current and former employees and directors of the company and other individuals were conducted by the Special Committee’s independent counsel. On April 10, 2007, the Special Committee presented its findings to the Board of Directors.

As also announced on November 9, 2006, the Securities and Exchange Commission (the “SEC”) had earlier notified us that it is conducting an informal inquiry into the company’s equity compensation grant practices. We continue to cooperate fully with the SEC in this informal inquiry.

The Special Committee’s Conclusions

The Special Committee concluded that the evidence obtained and reviewed in its investigation did not establish any intentional wrongdoing by current employees, officers or directors of the company. The Special Committee and the company’s management have determined that incorrect measurement dates for certain equity compensation awards were used for financial accounting purposes and certain previously issued grants were modified without properly recording compensation expense and, as a result, we are restating certain of our prior financial statements to correct the accounting for those awards. The use of incorrect measurement dates resulted from a number of reasons, including delays in the approval of awards, the absence of definitive documentation and modifications of previously awarded grants. The Special Committee also identified certain awards for which grant dates were selected retroactively. However, the Special Committee has concluded that the evidence does not establish that there was any intentional wrongdoing in connection with those awards. Nearly all of the grants for which the measurement dates have been changed (approximately 99% of the grants) were awarded in 2001 and earlier years.

In addition to the adjustments to our previously filed financial statements as described above, the Board of Directors has adopted the following recommendations of the Special Committee.

•	Two additional independent directors will be recruited and appointed to the company’s Board of Directors.

F-8	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

•	Membership of the Audit and Compensation Committees of the Board of Directors will be changed.
•	The Equity Compensation Committee has been discontinued.
•	Enhancements will be made in the oversight of the company’s corporate governance practices with respect to the company’s equity compensation programs.
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

•	The Board of Directors unanimously adopted an Equity Compensation Grant Policy on April 10, 2007, which provides, among other things, that:

•	All terms of each equity grant must be finalized and approved by the Board of Directors or the Compensation Committee on or prior to the grant date;
•	All stock options must have an exercise price equal to or greater than the average of the high and low process on the grant date;
•	All recipients of equity grants must be notified, in writing, of such grants as soon as possible following approval; and
•	Any equity compensation issues or actions will be reported by senior management on a timely basis to the Board of Directors or the Compensation Committee, no less frequently than quarterly.

Background

Between 1994 and 1996, the Board of Directors granted stock options to Getty Communications (Getty Images’ predecessor) employees and in connection with acquisitions, including grants to employees and officers of acquired companies. From 1996 to 1998, the Compensation Committee had the authority to, and did, grant options to employees, officers and directors. From August 1998 through 2001, the Compensation Committee continued to grant options to executive officers, and created option “pools” from which the Chief Executive Officer and Senior Vice Presidents were authorized to grant options to employees and non-executive officers. These pools were used by the executive officers to grant options in connection with the hiring and promotion of employees or as incentive awards. In August 2001, the Board of Directors created the Stock Option Committee, appointing Chief Executive Officer Jonathan Klein as the sole member with delegated authority to grant options to employees and non-executive officers. In 2005, the Stock Option Committee was renamed the Equity Compensation Committee, and we moved to primarily granting RSUs rather than options.

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

The Special Committee and the company have determined it is necessary to revise the measurement dates for approximately 45% of these awards (“Adjusted Options”). Over half of the awards for which the measurement date is being revised relate to the company’s only all employee grant in February of 2000 to employees below the vice president level. In addition, the measurement dates for many awards were revised due to: (i) the use of the date of the approval of a pool of options as the measurement date as apposed to the date that the terms of each grant were finalized; (ii) the use of the date that a Unanimous Written Consent approving equity awards was faxed to Compensation Committee members for their approval, rather than the date when the approvals of the Compensation Committee members had been faxed back, as the measurement date for the associated grants; and (iii) the absence of a detailed list of recipients and associated grants prior the date certain grants were entered into our equity award tracking system.

F-9	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through our fiscal year ended December 31, 2005. We have used the accelerated method of expensing stock options provided in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” for recording expense and for our pro forma disclosures. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the measurement date. Because most of the company’s Adjusted Options had an exercise price below the market price on the measurement date, there should have been a non-cash charge for these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the measurement date. That expense should have been amortized over the service period of the option.

The company also reviewed modifications made to previously granted options and determined that we did not record the appropriate amount of compensation expense for some of the modifications (“Modified Options”). We did not record the appropriate amount of stock-based compensation expense under APB Opinion No. 25 related to Adjusted or Modified Options in our previously issued financial statements, and are recording these expenses in this Annual Report on Form 10-K.

The restatements included in this Annual Report on Form 10-K include equity compensation adjustments arising from the Special Committee investigation and management’s internal review, as well as from deferred tax adjustments related to certain long-term intercompany loans and adjustments to revenue and deferred revenue previously considered immaterial to our Consolidated Financial Statements. The income statement impact of the restatement is as follows:

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

The table below shows the after-tax compensation expense as originally reported, the amount of the additional compensation expense and the restated compensation expense for all years that were restated.

AFTER-TAX COMPENSATION EXPENSE	2003	2002	2001	2000	1999	1998

(In thousands)

As Reported	$(302)	$(23)	$(172)	$—	$(814)	$—
Adjustment	520	(2,030)	(3,674)	(11,863)	(1,981)	(186)

As Restated	$218	$(2,053)	$(3,846)	$(11,863)	$(2,795)	$(186)

F-10	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

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

In addition, in 2001, we analyzed our existing net deferred tax assets (DTAs) and determined that not all the existing DTAs would be realized over the period covered by our analysis and therefore recorded a valuation allowance equal to approximately $12 million. We performed a similar analysis in 2002 and as a result, increased the valuation allowance associated with the exercise of employee stock options in 2002, increasing the valuation allowance related to stock option exercises to $15.1 million. In 2003 we updated our estimate of future taxable income and determined that it was now more likely than not that we would realize more of the DTA than the net balance at December 31, 2003. Therefore, we reduced our valuation allowance by $25.3 million, including the $15.1 million related to stock option exercises. We reviewed the valuation allowance in light of the restatement of equity-based compensation and determined that an additional valuation allowance of $4.9 million should be recorded at December 31, 2001 and then released at December 31, 2003.

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

The revenue and deferred revenue adjustment related to fees paid by photographers for making certain of their images available for license on our website for two years. We had previously recognized the fees when received, as they were previously considered immaterial, and are now recognizing the fees ratably over the two year period, resulting in a decrease in revenue and an increase in deferred revenue in the periods reported herein.

This restatement did not affect cash provided by operating activities in our consolidate statements of cash flows.

In addition, we evaluated the impact of the restatements on our consolidated tax provision. The company and our subsidiaries file tax returns in numerous tax jurisdictions around the world. In the United States for all years reflected above and the United Kingdom in 2003 and subsequent years, we are able to claim a tax deduction relating to stock options exercised. In those jurisdictions where a tax deduction will be allowed, we have recorded deferred tax assets to reflect future tax deductions to the extent we believe such assets to be recoverable. In addition, we also determined that, as a result of the changes in the measurement dates, we should not have taken a deduction in the US in prior years for stock option related amounts pertaining to certain executives under the Internal Revenue Code Section 162(m). Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, our tax liabilities have increased by approximately $2.4 million.

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

F-11	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

The following tables reflect the impact of the additional non-cash charges for equity-based compensation expense and other adjustments, and the related tax effects on the:

•	consolidated statements of income for the years ended December 31, 2005 and 2004,

•	consolidated balance sheet as of December 31, 2005 and,

•	consolidated statements of cash flows for the years ended December 31, 2005 and 2004

Consolidated Statements of Income

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands, except per share data)

Revenue	$733,729	$(553)	$733,176	$622,427	$(177)	$622,250
Costs of revenue (exclusive of items shown separately below)	196,887	—	196,887	172,684	—	172,684
Selling, general and administrative expenses	252,103	—	252,103	225,128	—	225,128
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization	9,519	—	9,519	4,559	—	4,559
Other operating expenses (income)	717	—	717	(1,187)	—	(1,187)

Operating expenses	507,798	—	507,798	454,160	—	454,160

Income from operations	225,931	(553)	225,378	168,267	(177)	168,090
Investment income	11,991	—	11,991	9,133	—	9,133
Interest expense	(7,618)	—	(7,618)	(3,828)	—	(3,828)
Other non-operating expenses, net	350	—	350	467	—	467

Income before income taxes	230,654	(553)	230,101	174,039	(177)	173,862
Income tax expense	(80,951)	211	(80,740)	(67,389)	(61)	(67,450)

Net income	$149,703	$(342)	$149,361	$106,650	$(238)	$106,412

Earnings per share:
Basic	$2.43	$—	$2.43	$1.81	$(0.01)	$1.80
Diluted	2.28	(0.01)	2.27	1.72	—	1.72

Shares used in computing earnings per share:
Basic	61,567	—	61,567	59,006	—	59,006
Diluted	65,744	—	65,744	62,031	—	62,031

F-12	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Consolidated Balance Sheet

	DECEMBER 31, 2005

	As previously reported	Adjustments	As restated

(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$223,084	$—	$223,084
Short-term investments	295,191	—	295,191
Accounts receivable, net	107,020	—	107,020
Prepaid expenses	11,815	—	11,815
Other current assets	8,553	—	8,553

Total current assets	645,663	—	645,663
Property and equipment, net	127,497	—	127,497
Goodwill	804,804	—	804,804
Identifiable intangible assets, net	50,206	—	50,206
Deferred income taxes, net	30,704	(877)	29,827
Other long-term assets	4,211	—	4,211

Total assets	$1,663,085	$(877)	$1,662,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,344	$—	$72,344
Accrued expenses	38,676	—	38,676
Deferred income taxes, net	17,677	(449)	17,228
Other current liabilities	2,948	1,174	4,122
Short-term debt	265,000	—	265,000

Total current liabilities	396,645	725	397,370

Long-term liabilities	23,480	—	23,480

Total liabilities	420,125	725	420,850

Commitments and contingencies
Stockholders’ equity:
Common stock	623	—	623
Additional paid-in capital	1,278,048	18,262	1,296,310
Accumulated deficit	(18,900)	(20,069)	(38,969)
Accumulated other comprehensive loss	(16,811)	205	(16,606)

Total stockholders’ equity	1,242,960	(1,602)	1,241,358

Total liabilities and stockholders’ equity	$1,663,085	$(877)	$1,662,208

F-13	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Consolidated Statements of Cash Flows

YEARS ENDED DECEMBER 31,	2005			2004

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands)

Cash flows from operating activities
Net income	$149,703	$(342)	$149,361	$106,650	$(238)	$106,412
Adjustments to reconcile net income to net cash provided by operating activities:
Employee stock-based compensation	1,269	—	1,269	576	—	576
Reduction of income taxes paid due to the tax benefit from employee stock based compensation	65,034	3,754	68,788	3,233	1,587	4,820
Depreciation	48,572	—	48,572	52,976	—	52,976
Amortization of identifiable intangible assets	9,519	—	9,519	4,559	—	4,559
Amortization of debt issuance and exchange costs	6,060	—	6,060	1,915	—	1,915
Deferred income taxes	5,898	(3,965)	1,933	51,197	(1,526)	49,671
Bad debt expense	2,739	—	2,739	3,239	—	3,239
Other changes in long-term assets, liabilities and equity	2,763	—	2,763	3,031	—	3,031
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(15,159)	—	(15,159)	(16,006)	—	(16,006)
Accounts payable	(9,783)	—	(9,783)	(530)	—	(530)
Accrued expenses	(8,776)	—	(8,776)	(2,510)	—	(2,510)
Income taxes payable	(2,486)	—	(2,486)	(4,039)	—	(4,039)
Changes in other current assets and liabilities	1,924	553	2,477	(1,709)	177	(1,532)

Net cash provided by operating activities	257,277	—	257,277	202,582	—	202,582

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(234,432)	—	(234,432)	(25,611)	—	(25,611)
Acquisition of available-for-sale investments	(101,575)	—	(101,575)	(341,671)	—	(341,671)
Proceeds from available-for-sale investments	129,619	—	129,619	263,398	—	263,398
Acquisition of property and equipment	(57,766)	—	(57,766)	(36,723)	—	(36,723)
Other investing activities	(643)	—	(643)	46	—	46

Net cash used in investing activities	(264,797)	—	(264,797)	(140,561)	—	(140,561)

Cash flows from financing activities
Proceeds from the issuance of common stock	42,172	—	42,172	73,998	—	73,998
Other financing activities	(558)	—	(558)	(1,429)	—	(1,429)

Net cash provided by financing activities	41,614	—	41,614	72,569	—	72,569

Effect of exchange rate changes	(5,762)	—	(5,762)	3,144	—	3,144

Net increase in cash and cash equivalents	28,332	—	28,332	137,734	—	137,734
Cash and cash equivalents:
Beginning of year	194,752	—	194,752	57,018	—	57,018

End of year	$223,084	$—	$223,084	$194,752	$—	$194,752

F-14	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require our most difficult judgments are: a) the appropriateness of the valuation and useful lives, if applicable, of long-lived assets; b) the appropriateness of the amount of accrued income taxes and deferred tax asset valuation allowances; c) the designation of certain foreign-currency denominated intercompany balances as long-term investments; and d) the sufficiency of the allowance for doubtful accounts. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from our estimates and assumptions.

Principles of Consolidation

Our consolidated financial statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries. The results of operations and financial position of acquired companies have been included from the respective dates of acquisition. Intercompany balances and transactions have been eliminated.

Foreign Exchange Gains and Losses and Derivatives

Foreign exchange transaction gains and losses are reported in Other non-operating (income) expenses, net in our consolidated statements of income in the period in which the exchange rates change. We utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. Our forward foreign exchange contracts generally range from one to three months in original maturity and primarily require the sale of euros, British pounds, Japanese yen and Canadian dollars and the purchase of U.S. dollars and British pounds. These contracts are economic hedges of our exposures but have not been designated as hedges, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for financial reporting purposes. These contracts are carried at fair value, as determined by quoted market exchange rates, with gains and losses recognized in Other non-operating (income) expenses, net in our consolidated statements of income in the period in which the exchange rates change.

At December 31, 2006, we held forward contracts to buy $13.1 million worth of British pounds and $2.7 million worth of Japanese yen in U.S. dollar functional currency sets of books. We also held forward contracts to buy $7.6 million worth of British pounds in euro functional currency sets of books. At December 31, 2005, we held forward contracts to sell $17.5 million worth of euros, $11.0 million worth of British pounds, $4.6 million worth of Japanese yen and to buy $3.0 million worth of Brazilian real in U.S. dollar functional currency sets of books. We also held forward contracts to sell $15.0 million worth of euros and to buy $13.9 million worth of U.S. dollars in British pound functional currency sets of books. We also held at both of these dates, contracts to sell other currencies that were less than $3.0 million individually. The fair values of these contracts were insignificant in all periods presented.

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

F-15	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of convertible subordinated debentures, dilutive stock options, restricted stock and restricted stock units.

YEARS ENDED DECEMBER 31,	2006	2005 Restated	2004 Restated

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders	$130,428	$149,361	$106,412
Weighted average common shares outstanding	60,733	61,567	59,006
Basic earnings per share	$2.15	$2.43	$1.80

Diluted Earnings per Share
Income available to common stockholders	$130,428	$149,361	$106,418	[1]

Weighted average common shares outstanding	60,733	61,567	59,006
Effect of dilutive securities
Convertible subordinated debentures [2]	—	2,802	987
Stock options	941	1,365	2,028
Restricted stock and restricted stock units	37	10	10

Total weighted average common shares and dilutive securities	61,711	65,744	62,031

Diluted earnings per share	$2.11	$2.27	$1.72

[1]

Income available to common stockholders is higher in the diluted earnings per share calculation for 2004 due to adding back interest expense (after tax) relating to $2.0 million of the series A convertible subordinated debentures that were outstanding at December 31, 2004. See Note 6 for more information.

[2]

Potentially dilutive shares underlying convertible subordinated debentures were calculated based on the average closing price of our common stock for the last five trading days of each year. The calculated conversion prices were $42.29 and $90.21 in 2006 and 2005, respectively. The conversion price in 2006 was below the minimum conversion price and therefore no dilutive shares are included.

Approximately 1.4 million, 9,098, and 30,455 other common shares underlying stock options for the years ended December 31, 2006, 2005 and 2004, respectively, are excluded from the computation of diluted earnings per share because they are anti-dilutive.

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

Average closing price per share of common stock for the last five trading days of the reporting period	$62	$70	$80	$90	$100	$120	$150	$250	$1,500	$2,900
Incremental dilutive shares outstanding (in thousands)	129	1,106	2,052	2,788	3,377	4,260	5,144	5,884	6,768	6,853

F-16	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have maturities at the date of acquisition of three months or less. Cash equivalents generally comprise debt instruments subject to credit risk, including certificates of deposit and money market funds.

Short-Term Investments

In the second quarter of 2006, we sold all of our short-term investments and realized an associated $4.0 million loss. We had intended to hold these investments until we had substantially recovered the cost of the investments; therefore, we had previously recorded them as unrealized losses within accumulated other comprehensive income. In the second quarter of 2006, we decided to sell these investments when our Board of Directors authorized an increase in our share repurchase program, and we began purchasing shares under this authorization.

We had no short-term investments outstanding at December 31, 2006. Short-term investments consisted of the following available-for-sale investments at December 31, 2005:

DECEMBER 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In thousands)

U.S. agency securities	$175,135	$—	$(3,369)	$171,766
Auction rate securities	70,375	—	—	70,375
Corporate bonds	39,757	8	(512)	39,253
U.S. Treasury obligations	6,035	—	(150)	5,885
Money market funds	7,912	—	—	7,912

Total short-term investments	$299,214	$8	$(4,031)	$295,191

Accounts Receivable

Accounts receivable are trade receivables, net of allowances for doubtful accounts and sales returns of $15.7 million and $13.7 million at December 31, 2006 and 2005, respectively.

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

Approximately 5% of our recorded investment in trade receivables, net of allowances for doubtful accounts and sales returns, was more than 90 days old as of December 31, 2006, compared to 11% at December 31, 2005. The decrease in this percentage from 2005 to 2006 was due to certain balances over 90 days old at December 31, 2005 that we believed to be collectible and therefore did not reserve.

We do not accrue interest on past due trade receivables, but we have the right to do so in certain circumstances.

F-17	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Allowance for doubtful accounts and sales returns changed as follows:

(In thousands)

December 31, 2003	$12,132
Additions expensed	3,682
Other additions [2]	688
Deductions [1]	(3,257)

December 31, 2004	$13,245
Additions expensed	3,788
Other additions [2]	2,512
Deductions [1]	(5,828)

December 31, 2005	$13,717
Additions expensed	5,848
Other additions [2]	2,693
Deductions [1]	(6,593)

December 31, 2006	$15,665

[1]	Amounts represent balances written off, net of amounts recovered that had previously been written off, and foreign currency translation losses.

[2]	Amounts represent allowances for doubtful accounts and sales returns of businesses acquired and foreign currency translation gains.

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

Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets or for leasehold improvements, over the shorter of the remaining original term of the lease or the estimated life of the related improvement. Depreciation of internal use software was $12.7 million, $12.5 million and $17.2 million in 2006, 2005 and 2004, respectively.

F-18	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Property and equipment consisted of the following at the reported balance sheet dates:

DECEMBER 31,		2006			2005

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$ 316,729	$ (253,085)	$63,644	$ 266,638	$ (211,889)	$ 54,749
Computer hardware and software purchased	3	115,163	(98,670)	16,493	96,788	(86,160)	10,628
Computer software developed for internal use	3	102,837	(73,938)	28,899	82,586	(61,135)	21,451
Leasehold improvements	2-20	25,153	(8,945)	16,208	35,998	(16,513)	19,485
Furniture, fixtures and studio equipment	5	35,686	(30,924)	4,762	32,226	(27,038)	5,188
Archival imagery	40	22,710	(5,642)	17,068	20,445	(4,526)	15,919
Other property and equipment	3-4	522	(463)	59	436	(359)	77

Totals		$ 618,800	$(471,667)	$ 147,133	$ 535,117	$ (407,620)	$ 127,497

Goodwill

Goodwill is the excess of the purchase price and related costs over the fair value of net tangible and identifiable intangible assets acquired through acquisitions of businesses. Goodwill is reviewed for impairment annually as of August 31 and between annual tests in certain circumstances. When assessing impairment, we estimate the implied fair value of our goodwill of each segment based on a discounted cash flow model that involves significant assumptions and estimates, including our future financial performance, our future weighted average cost of capital and our interpretation of currently enacted tax laws. At August 31, 2006, the implied fair value of our goodwill exceeded its carrying value for each of our operating segments, therefore goodwill was not impaired in either segment. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations.

Goodwill changed during 2006 as follows:

(In thousands)

Goodwill at December 31, 2005	$804,804
Acquisitions of businesses (see Note 14)	161,602
Effects of foreign currency translation	34,621

Goodwill at December 31, 2006	$1,001,027

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

F-19	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

DECEMBER 31,			2006			2005

	Range of Estimated Useful Lives (in years)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks, trade names and copyrights	2-10	[1]	$ 47,884	$ (13,395)	$ 34,489	$ 37,392	$ (8,651)	$ 28,741
Customer lists, contracts and relationships	4-7		56,867	(25,662)	31,205	32,770	(15,497)	17,273
Other identifiable intangible assets	2-10		18,591	(7,051)	11,540	7,179	(2,987)	4,192

Totals			$ 123,342	$ (46,108)	$ 77,234	$ 77,341	$ (27,135)	$ 50,206

[1]	Included in trademarks, trade names and copyrights above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

Based on balances at December 31, 2006, amortization of identifiable intangible assets for the next five years would be as follows:

FISCAL YEAR

(In thousands)

2007	$20,231
2008	17,076
2009	10,166
2010	6,824
2011	6,456

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of an asset is not recoverable and exceeds its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value is determined based on quoted market prices, if available, or the best alternative information available, including prices for similar assets and the present value of expected future cash flows of the asset. Impairments are included in other operating expenses or, if material, shown separately and included in the calculation of income from operations. There have been no impairments in the periods presented herein, except for charges in 2006 for leasehold improvements in facilities that we permanently exited. The impairment charge for these assets is included in the restructuring line on our statement of income.

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

We sublease certain leased facilities that are not currently used for operations. The majority of our sublease income is recorded against lease loss accruals, while the remainder, which is insignificant in all periods presented, is recorded as an offset to rent expense. Net rent expense was $17.3 million, $18.8 million and $18.6 million for 2006, 2005 and 2004, respectively. See Note 7 for future minimum payments under operating leases and future minimum receipts under subleases.

F-20	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Equity-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which eliminated our ability to account for employee stock options using the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and generally requires instead that we expense them using a fair-value-based method. This statement also requires that we reduce stock-based compensation expense by estimated forfeitures of awards rather than reducing expense as forfeitures occur. In addition to requiring us to expense stock-based compensation, SFAS No. 123(R) requires us to report as windfall tax benefits within financing activities in our statement of cash flows, cash tax savings arising from tax deductions that exceed compensation expense on stock options exercised and RSUs vested in the current period. These tax benefits were previously reported as cash flows from operating activities.

In connection with the adoption of this statement, we have generally shifted from issuing stock options to issuing RSUs. The fair value of RSUs issued to employees is calculated as the market price of our common stock on the date of grant multiplied by the number of units issued. This fair value, less estimated forfeitures, is recorded as selling, general and administrative expenses on a straight-line basis over the vesting periods of the RSUs, with a portion relating to production employees capitalized as contemporary imagery and computer software developed for internal use. The accounting for RSUs, with the exception of the estimation of forfeitures, is the same as previously required under APB Opinion No. 25. The fair values of stock options issued are calculated using a Black-Scholes single option valuation model and are expensed, and capitalized as applicable, in the same manner as RSUs. The fair value of unvested options and RSUs outstanding upon adoption of SFAS No. 123(R) remain as originally calculated for footnote purposes in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, have been reduced by estimated forfeitures and are being recorded as selling, general and administrative expenses over the remaining vesting periods or capitalized as applicable.

We adopted SFAS No. 123(R) using the modified prospective transition method, which means that we have not restated our prior period financial statements. The impact of our stock-based compensation plans on our income statements may vary greatly depending on the number of RSUs and stock options granted and the future market price of our common stock.

See Note 9 for additional information on equity-based compensation and the impact on our financial statements.

Revenue Recognition

We derive revenue principally from licensing rights to use images that are delivered digitally over the Internet (the vast majority of our revenue), on CDs, or in analog form (principally footage). In addition, our imagery is licensed through delegates worldwide (approximately 7% of our revenue in 2006). Approximately 3% of our revenue in 2006 was derived from providing imagery related services. Revenue is recognized when the four general revenue recognition criteria are met: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred or services have been rendered. Revenue is recorded at invoiced amounts (including discounts, shipping and handling and applicable sales taxes) less an allowance for returns, except in the case of licensing rights through delegates, where revenue is recorded at our share of the delegates’ invoiced amounts. Delegates typically earn and retain 35% to 40% of the license fee, and we recognize the remaining 60% to 65% as revenue.

Persuasive evidence of an arrangement exists and the price is fixed or determinable at the time the customer agrees to the terms and conditions of the license agreement. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that collectibility is reasonably assured prior to recognizing revenue. These first three general revenue recognition criteria have been met at or prior to the time of delivery of the imagery, regardless of the format or delivery medium. Delivery occurs upon making digital images available for download by the customer, upon shipment of CD, analog footage and transparencies, or evenly over the subscription period. Subscription and service revenue are recorded as deferred revenue within accrued expenses in our consolidated balance sheets and are amortized to revenue evenly over the subscription period or as the services are provided.

Cost of revenue

Cost of revenue consists primarily of royalties owed to contributors, comprised of photographers, filmmakers and other imagery partners. These contributors are under contract with us and typically receive royalties of 10% to 50% of the total license fee, depending on the portfolio (e.g. rights-managed) and where the imagery is licensed (licenses outside a contributor’s home territory typically result in lower royalties). We own certain of the images in our collections, which do not require royalty payments. Cost of revenue also

F-21	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

includes the cost of shipping and handling hard goods (CDs), costs of our assignment photo shoots and other costs related directly to the creation of revenue. Cost of revenue excludes depreciation and amortization.

Shipping and Handling

Shipping and handling billed to customers is included in revenue, and the associated costs are included in cost of revenue.

Advertising and Marketing

We market our products and services mainly through direct mail and e-mail communications. Costs associated with these communications are recorded in selling, general and administrative expenses when the communications are mailed. Advertising and marketing costs expensed in the years ended December 31, 2006, 2005 and 2004 were $21.7 million, $11.3 million and $9.2 million, respectively. Prepaid marketing materials were insignificant at December 31, 2006 and 2005.

Income Taxes

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. We establish reserves for tax uncertainties when, despite our belief that we have appropriate support for positions we have taken on our returns, it is probable that certain of these positions will be challenged and may not be sustained upon review by taxing authorities. These reserves are established through our income tax provisions and are recorded as liabilities on our consolidated balance sheets. We recalculate these reserves as governing laws and facts and circumstances change, such as the closing of a tax audit or the expiration of the statute of limitations for a specific exposure. See below under Recent Accounting Pronouncements, Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” for the impact that FIN No. 48 will have on our reserves for uncertain tax positions beginning upon its adoption on January 1, 2007.

The existence and valuation of our deferred income taxes, reflecting the impact of temporary differences between financial and tax reporting and of tax loss carryforwards, are based on tax laws, regulations, accounting principles, and our interpretations thereof. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income in each applicable tax jurisdiction. We reduce our deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. Deferred U.S. income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments. Deferred tax assets and liabilities are classified into net current and net non-current amounts based on the balance sheet classification of the related asset or liability, or if there is no such asset or liability, according to the timing of the expected reversal of the temporary difference that created the deferred tax asset or liability.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in our income statement.

RECENT ACCOUNTING PRONOUNCEMENTS

SEC STAFF ACCOUNTING BULLETIN (SAB) NO. 108, “CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS”

In September 2006, the staff of the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is

F-22	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. Management has assessed the requirements of SAB No. 108 and it did not have an impact on our Consolidated Financial Statements.

SFAS NO. 157, “FAIR VALUE MEASUREMENTS”

In September 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective

January 1, 2008 and is to be applied prospectively. Management is currently assessing the impact this Statement may have on our Consolidated Financial Statements.

FASB INTERPRETATION (FIN) NO. 48, “ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES – AN INTERPRETATION OF FASB STATEMENT NO. 109”

In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes effective January 1, 2007. This Interpretation prescribes a two-step process to follow in evaluating a tax position we have taken, or expect to take, in a tax return. First, we must determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority based on the technical merits of the position. Second, we must measure and recognize all tax positions that meet the first threshold in an amount equal to the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We will recognize tax positions that previously failed to meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is met. We will derecognize previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first financial reporting period in which that threshold is no longer met.

Upon initial adoption, we will apply the provisions of this Interpretation to all of our tax positions. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date will be recognized or continue to be recognized. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for 2007. The amount of the cumulative-effect adjustment will be the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to the application of this Interpretation and the net amount of assets and liabilities recognized as a result of applying the provisions of this Interpretation. We will record the cumulative effect of the change in retained earnings in the statement of financial position as of the date of adoption. The cumulative-effect adjustment will increase the reserves for uncertain tax positions by approximately $4.2 million and reduce retained earnings by this same amount.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, short-term investments, forward foreign currency exchange contracts, accounts receivable, accounts payable and debt. Short-term investments and forward foreign currency exchange contracts are carried at fair value as discussed within Note 3 above under “Short-Term Investments” and “Foreign Exchange Gains and Losses and Derivatives.” The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The fair value of our debt, based on quoted market prices, was approximately $261.2 million and $540.9 million at December 31, 2006 and 2005, respectively. These fair values were $3.8 million lower and $275.9 million higher, respectively, than the carrying value of our debt at those dates.

F-23	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

NOTE 5. LIABILITIES

Accrued Expenses

Accrued expenses at the reported balance sheet dates are summarized below, with balances representing 5% or more of total current liabilities at either date shown separately:

DECEMBER 31,	2006	2005

(In thousands)

Accrued payroll and related costs	$18,581	$24,095
Loss on leased properties [1]	11,731	4,749
Other	9,100	9,832

Total accrued expenses	$39,412	$38,676

[1]	Includes loss on leased properties from acquisitions and exiting existing properties.

Included within accrued payroll and related costs above is $1.8 million of accrued severance costs, which was paid out in the first quarter of 2007. Accrued payroll and related costs is lower in 2006 due to not meeting the financial criteria for full payment of the company’s annual bonus, which resulted in a lower bonus accrual.

Other Current Liabilities

Other current liabilities at the reported balance sheet dates are summarized below, with balances representing 5% or more of total current liabilities at either date shown separately:

DECEMBER 31,	2006	2005

(In thousands)

Deferred Revenue	$12,897	$4,115
Other	242	7

Total accrued expenses	$13,139	$4,122

Other Long-Term Liabilities

Other long-term liabilities consisted of the following at the reported balance sheet dates:

DECEMBER 31,	2006	2005

(In thousands)

Income tax reserves	$32,375	$14,056
Accrued losses on leased properties [1]	14,660	—
Other	9,315	9,424

Totals	$56,350	$23,480

[1]	Includes loss on leased properties from acquisitions and exiting existing properties

F-24	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Accrued Losses on Leased Properties

Our accrued losses on leased properties changed during the year as follows:

	Restructuring	Acquisition Related	Total

(In thousands)

Balance at December 31, 2005	$1,398	$3,351	$4,749
Additional charges and adjustments	22,579	(383)	22,196
Reduction of accrued losses due to cash payments	(781)	(1,036)	(1,817)
Accretion expense	820	78	898
Effects of foreign currency translation	5	360	365

Balance at December 31, 2006	$24,021	$2,370	$26,391
Current balance	11,251	480	11,731
Long-term balance	12,770	1,890	14,660

NOTE 6. DEBT

At both consolidated balance sheet dates, our debt consisted only of our convertible subordinated debentures. There were $265.0 million of series B debentures outstanding at December 31, 2006 and December 31, 2005. As explained below, the debt was classified as long-term at December 31, 2006 and as short-term at December 31, 2005 due to a conversion feature being met in 2005 and not in 2006.

Key terms and conditions of our 0.5% series B convertible subordinated debentures (the “Debentures”) are:

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

•

The Debentures may be converted at the holder’s option only under any of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than $73.30; 2) the credit rating assigned to the Debentures by Standard & Poor’s Ratings Services is below B- or by Moody’s Investors Service is below B3 (the ratings were B- and Ba2, respectively, at December 31, 2006); 3) the trading price of the Debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the Debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

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
•

We are required to pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the Debentures over a five-day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per Debenture. The market price of our Debentures was approximately $986 per debenture at December 31, 2006.

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

F-25	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

As of December 31, 2005, our Debentures were convertible by the holders due to a conversion condition having been met. The conversion condition was met when the closing price of our common stock exceeded $73.30 for 20 trading days within the last 30 trading days ended December 31, 2005. As a result, we classified the $265.0 million of Debentures as short-term debt on our December 31, 2005 balance sheet. The condition was not met in the quarter ended December 31, 2006. As a result, we classified the $265.0 million of Debentures as long-term debt on our December 31, 2006 balance sheet. The closing price of our common stock on April 30, 2007 was $52.00.

During the fourth quarter of 2006, we received two notices of a purported default from certain holders of our Debentures. Such notices, purportedly representing an aggregate of approximately 29% of the issued and outstanding Debentures, asserted that because we are delinquent in filing our Quarterly Report on Form 10-Q for the third quarter of 2006 with the Securities and Exchange Commission, we are in default under the indenture dated as of December 16, 2004, between the company, as issuer, and The Bank of New York, as trustee (the “Trustee”), relating to the Debentures. The notices of default demanded that we cure the purported default within sixty days from their receipt, after which such default would develop into an “Event of Default,” as defined in the indenture. We have not determined the validity of the notices, including the purported ownership interests represented by the notices. As a result of the sixty-day cure period expiring, the Trustee gave us a Notice of Event of Default on February 21, 2007.

We believe that we have fully performed our obligations under the indenture because the indenture does not contain an express covenant requiring us to provide the Trustee or the bondholders with periodic reports such as the Quarterly Report on Form 10-Q for the third quarter of 2006. While section 314(a) of the Trust Indenture Act of 1939 (the “TIA”) is incorporated into the indenture by virtue of Section 17.01 thereof and contemplates us providing the Trustee with copies of our periodic reports, we believe that the TIA does not require such reports to be provided within any prescribed period of time. We intend to furnish to the Trustee copies of our Quarterly Report on Form 10-Q for the third quarter of 2006 after we file such report with the SEC. We believe that such action would cure any default of the indenture provision in question, if any default exists.

Consequently, in our view, these notices of default are, and any other similar notices of default that may be received in the future will be, without merit. As a result, we have classified the debt as long-term at December 31, 2006. If it is determined that we are in default, the classification would be changed to short-term.

While we have questioned the claimants’ legal theory as to whether we were in default under the terms of the indenture, if an “Event of Default” occurred following the sixty day cure period, the Trustee or holders of at least 25% in aggregate principal amount of the Debentures then outstanding would have the contractual right to declare all unpaid principal and accrued interest on the Debentures then outstanding to be immediately due and payable. We believe that if an “Event of Default” occurred and the Debentures are accelerated, we have adequate financial resources to pay any unpaid principal and any interest that would then be due on the Debentures.

On May 4, 2006, we entered into a $100.0 million unsecured senior revolving credit facility with U.S. Bank National Association. This credit facility was available for share repurchases, acquisitions of businesses and general corporate purposes. The interest rate on funds drawn down under the credit facility was 30-day LIBOR plus 0.5%, and there were no fees in periods when funds are not drawn down. Any funds drawn down under the credit facility were required to be repaid within the 364-day term of the facility. The credit agreement did not contain financial covenants requiring us to maintain any financial ratios. The credit agreement contained customary affirmative and negative covenants, as well as customary events of default the occurrence of which could result in termination of the facility and the acceleration of all of our obligations thereunder. Our obligations under the facility were guaranteed by our primary U.S. operating company. No funds had been drawn down under this facility as of December 31, 2006. See Note 15 for updated information on this credit facility and a replacement facility.

F-26	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into agreements that represent significant, enforceable and legally binding contractual obligations that are non-cancelable without significant penalty. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as we currently intend to fulfill each of these obligations.

YEARS ENDING DECEMBER 31,	2007	2008	2009	2010	2011	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures:
Principal payments [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Interest payments [1]	1,343	1,343	1,343	1,343	1,343	15,451	22,166
Operating lease payments on facilities and equipment leases [2]	24,570	24,650	24,371	24,250	21,864	67,665	187,370
Minimum royalty guarantee payments to contributors of imagery [3]	9,388	9,022	6,393	3,232	2,438	—	30,473
Other purchase commitments	11,739	5,204	1,215	180	18	—	18,356

Total contractual obligations	$47,040	$40,219	$33,322	$29,005	$25,663	$348,116	$523,365

[1]

Figures assume that the convertible subordinated debentures are repaid upon maturity in 2023, which may or may not reflect future events. Under the terms of the indenture, the holders may require us to redeem the debentures in 2008, 2013 and 2018. See discussion of these circumstances and the notice of default received due to missing the filing deadline for our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 in Note 6.

[2]

Offsetting these operating lease payments will be receipts for subleased facilities in the amounts of (in thousands) $2,688, $1,729, $1,844, $1,305, $257 for the years ending December 31, 2007, 2008, 2009, 2010, 2011, respectively. See Subsequent Events in Note 15 for information on new subleases that will increase sublease income above the amounts presented here.

[3]

Offsetting these minimum royalty guarantee payments to contributors of imagery will be minimum guaranteed receipts from contributors in the amount of (in thousands) $2,054, $2,179, $1,508 for the years ending December 31, 2007, 2008, 2009, respectively .

Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are excluded from this table. Payments, guaranteed and contingent, under employment contracts are also excluded from this table because they do not constitute purchase commitments.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure model and property releases for images we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by securing all necessary model and property releases for imagery for which we hold the copyright, and by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us. We also require contributing photographers, other imagery partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided or sold to us. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at December 31, 2006 and 2005. As such, we believe the estimated fair value of these liabilities is minimal.

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include:

•	agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services;

F-27	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

•	agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services;
•	agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services;
•	real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property;
•	agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us;
•	agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and
•	agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at December 31, 2006 or 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

NOTE 8. STOCKHOLDERS’ EQUITY

No shares of preferred stock were issued at December 31, 2006 or 2005. However, our Board of Directors is authorized to issue up to 5 million shares of no par value preferred stock. Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock without further action by stockholders. This authority may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company.

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During 2006, we repurchased a total of 3.5 million shares for $207.7 million under the amended plan. These repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. This program was suspended in November 2006 after we did not file our third quarter Form 10-Q by the required filing date. The stock repurchase program will be reviewed after we become current with our SEC filings and a decision will be made at that time whether to continue with the program and at what level.

Comprehensive Income

Comprehensive income consisted of the following during the periods presented:

YEARS ENDED DECEMBER 31,	2006	2005 restated	2004 restated

(In thousands)

Net income	$130,428	$149,361	$106,412
Net unrealized gains (losses) on revaluation of long-term intercompany balances, net of taxes	15,988	(23,508)	8,943
Net foreign currency translation adjustment gains (losses)	38,778	(1,487)	(2,714)
Net unrealized gains (losses) on short-term investments	4,023	(1,827)	(2,316)
Deferred taxes on net unrealized gains on short-term investments	—	—	46

Total comprehensive income	$189,217	$122,539	$110,371

In connection with the acquisition of Digital Vision in the second quarter of 2005, a new $155.0 million long-term intercompany loan payable was established on the books of a subsidiary whose functional currency is the British pounds, effectively doubling our U.K. subsidiaries’ exposure to the U.S. dollar through long-term intercompany loans. The revaluation of these loans due to movements in the U.S. dollar to British pound exchange rate caused the unrealized loss in 2005 and the gain in 2006 shown in the table above. The significant translation gain in 2006 was also due primarily to the strengthening of the British pound to the U.S. dollar.

F-28	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Accumulated other comprehensive income (loss) consisted of the following at the reported balance sheet dates:

DECEMBER 31,	2006	2005 restated

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances, net of taxes	$17,262	$1,274
Accumulated net foreign currency translation adjustment gains (losses)	24,921	(13,857)
Accumulated net unrealized losses on short-term investments	—	(4,023)

Total accumulated other comprehensive income (loss)	$42,183	$(16,606)

Realized gains and losses (on investments sold) transferred out of net unrealized losses on short-term investments and into investment income were insignificant in 2005 and $4.0 million in losses in 2006. Deferred taxes are not provided on unrealized foreign exchange gains and losses on foreign currency denominated long-term intercompany balances or on translation adjustments, except on long-term intercompany loans in the United Kingdom, because we expect that these investments in our foreign subsidiaries will be permanent. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

NOTE 9. EQUITY-BASED COMPENSATION

Through our equity-based compensation program, our Board of Directors is authorized to grant restricted stock units (RSUs), stock options with exercise prices equal to no less than the market price of our common stock on the grant date, and other stock-based awards. Our equity-based compensation program is intended to attract, retain and motivate employees and directors of the company, and to align stockholder and employee interests. We consider this program critical to our operation and productivity. All employees are eligible to receive equity compensation through the program, though not all employees are issued equity-based compensation each year.

A total of 16 million shares are authorized for issuance through our equity-based compensation program, of which approximately 1.8 million are available for future issuance as of December 31, 2006. Shares subject to RSUs or options that are forfeited, cancelled or otherwise expire prior to vesting or exercise, as the case may be, are available for re-issuance. RSUs generally have a four-year vesting schedule, with 25% vesting on each anniversary of the grant date. Stock options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion of the remainder vesting monthly over the remaining three years. However, we granted stock options to our chief executive officer in the second quarter of 2006 that vest over four years, with 20%, 20%, 20% and 40% vesting on each subsequent anniversary of the grant date. Stock options become exercisable when vested and remain exercisable through the remainder of the term except that we generally cancel options 90 days after the date of termination of the recipient’s employment or service with us.

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which generally requires that we expense stock options using a fair-value-based method. This statement also requires that we reduce stock-based compensation expense by estimated forfeitures. In connection with the adoption of SFAS No. 123(R) effective January 1, 2006, we have generally shifted from issuing stock options to issuing restricted stock units (“RSUs”). We also changed our practice and began capitalizing equity-based compensation with the adoption of SFAS No. 123(R). For more information on the accounting treatment under SFAS 123(R) see Note 3 section “Equity-Based Compensation.”

F-29	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

The following table shows the impact of recording equity-based compensation on our 2006 results of operations:

Year ended December 31, 2006

(In thousands, except per share amounts)

SFAS No. 123(R) equity-based compensation	$16,142
Amounts capitalized as computer software developed for internal use and contemporary imagery	(864)

Impact on income from operations	15,278
Income tax benefit	(5,120)

Impact on net income	$10,158
Impact on basic earnings per share	$0.17
Impact on diluted earnings per share	0.16

SFAS No. 123(R) requires us to disclose pro forma information as if we had adopted the fair-value method of accounting for employee equity-based compensation prior to adoption of SFAS No. 123(R) on January 1, 2006. Under this method, compensation expense is measured on all awards based on the fair value of the awards at the grant date. We used the accelerated method of expensing stock options as defined in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” in our pro forma disclosures. The pro forma effect on our net income and earnings per share of applying the fair-value method of accounting in 2005 (prior to adoption of SFAS No. 123(R)) would have been as follows:

YEARS ENDED DECEMBER 31,	2005 Restated	2004 Restated

(In thousands, except per share amounts)

Net income
As restated	$149,361	$106,412
Add: APB Opinion No. 25 employee equity-based compensation, net of income taxes	754	322
Deduct: SFAS No. 123 employee equity-based compensation, net of income taxes	(15,904)	(8,271)

Pro forma net income	$134,211	$98,463

Basic earnings per share
As reported	$2.43	$1.80
Pro forma	2.18	1.67

Diluted earnings per share
As reported	$2.27	$1.72
Pro forma	2.04	1.58

Shares used in computing pro forma earnings per share
Basic	61,567	59,006
Diluted	65,848	62,238

F-30	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Stock Options

The following table presents stock option activity for the past three years:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

December 31, 2003	7,453	$24.75	$5,734	$23.12
Granted	504	55.22
Exercised	(3,404)	21.72
Lapsed	(212)	29.95

December 31, 2004	4,341	30.42	3,162	26.44
Granted	1,018	82.01
Exercised	(1,521)	27.76
Lapsed	(118)	42.31

December 31, 2005	3,720	45.26	2,914	42.96
Granted	250	62.25
Exercised	(297)	26.96
Lapsed	(254)	63.28

December 31, 2006	3,419	46.75	2,862	44.28

The following table summarizes additional information relating to options outstanding and options exercisable at December 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICES	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)

$ 9.88 – $ 25.43	615	2.95	$19.68	615	$19.68
25.44 – 30.00	65	4.02	27.66	64	27.64
30.01 – 30.32	800	3.32	30.32	800	30.32
30.33 – 50.07	574	5.42	36.70	469	36.44
50.08 – 73.53	599	8.44	61.41	198	60.47
73.54 – 92.65	766	8.70	83.33	716	83.18

9.88 – 92.65	3,419	5.72	46.75	2,862	44.28

The aggregate intrinsic value of stock options exercised (the market price of our common stock at the time of exercise less the strike price) for 2006 and 2005 was $11.3 million and $76.5 million, respectively.

During the second quarter of 2006, we issued 250,000 stock options to our chief executive officer at a grant date fair value of $27.67 per share. This fair value was calculated using a Black-Scholes single option valuation model with:

•	expected share price volatility of 32%;

•	a risk free rate of return of 4.94%;

•	an expected term of 7 years from the grant date; and

•	no expected dividends.

F-31	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

We calculated the expected share price volatility as the average of the actual historical volatility of the market price of our common stock for a time period equal to the expected term of the stock option, limited to the time period that our common stock has been listed on the New York Stock Exchange (since November 6, 2002). The risk free rate of return represents the implied yield available on the option grant date for a U.S. Treasury zero-coupon issue with a term equal to the expected term of the stock options. We calculated the expected term based on actual historical exercise and vesting history for our chief executive officer’s awards adjusted for the stock options he held at the grant date, which we assumed are exercised ratably over the remaining lives of the awards. We did not issue any other stock options during 2006.

The weighted average estimated fair values of options granted during 2005 and 2004 were $20.82 and $23.09, respectively. Weighted average estimated fair values were calculated using a Black-Scholes multiple option valuation model with forfeitures recognized as they occurred and the following assumptions:

YEARS ENDED DECEMBER 31,	2005	2004

Expected share price volatility	37%	53%
Risk free rate of return	3.67%	2.75%
Expected life of stock options	2 years from vest	1 1/2 - 2 years from vest
Expected rate of dividends	None	None

Restricted Stock Units (“RSUs”)

The following table presents RSU activity for 2005 and 2006. There were no RSUs granted prior to 2005.

	Number of Units	Weighted- Average Grant Date Fair Value

	(In thousands)

December 31, 2004	—	$—
Granted	73	70.56
Vested	(11)	68.63
Cancelled	(3)	72.41

December 31, 2005	59	$70.83
Granted	799	66.57
Vested	(26)	65.11
Cancelled	(92)	74.58

December 31, 2006	740	$65.64

F-32	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

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

YEARS ENDED DECEMBER 31,	2006	% of Revenue	2005 Restated	% of Revenue	2004 Restated	% of Revenue

(In thousands, except percentages)

United States	$326,396	41%	$313,147	43%	$276,219	44%
United Kingdom	111,539	14%	105,291	14%	90,893	15%
Germany	68,260	8%	60,116	8%	48,119	8%
France	48,230	6%	42,419	6%	36,405	6%
Rest of world	252,164	31%	212,203	29%	170,614	27%

Total revenue	$806,589	100%	$733,176	100%	$622,250	100%

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

DECEMBER 31,	2006	2005	2004

(In thousands)

United States	$24,044	$26,614	$26,221
United Kingdom	20,261	18,714	21,221
Other	3,658	2,162	3,233

Total	$47,963	$47,490	$50,675

These reported revenues and long-lived assets are subject to risks and uncertainties associated with doing business in foreign countries, including local, regional and global economic conditions, political instability, and changes in applicable tax laws.

NOTE 11. DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLANS

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

F-33	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Our contributions to these plans and other defined contribution plans worldwide totaled $5.2 million, $4.8 million and $3.9 million in 2006, 2005 and 2004, respectively, and were expensed to selling, general and administrative expenses as incurred.

NOTE 12. RESTRUCTURING COSTS

In 2006, we recorded $27.3 million in restructuring costs, including $21.7 million for losses on leased property and related costs and $5.6 million in severance related costs.

On May 22, 2006, we decided to permanently exit certain subleased facilities in New York when the sublease agreements expired. These facilities comprise approximately 145,800 square feet leased through an agreement with a termination date in 2015. We recorded a charge of $16.8 million for the expected cost over the remaining term of this lease, write-off of leasehold improvements and adjustments to deferred rent.

On October 18, 2006, we began to implement a plan to realign resources of the company. Through this realignment plan, we terminated certain employees and consolidated within certain leased facilities in the fourth quarter of 2006. In connection with these actions, we recognized $9.6 million of costs in the fourth quarter of 2006, comprised of $5.6 million of employee-related costs and a $4.0 million loss on leased facilities including the expected cost over the remaining term of this lease, write-off of leasehold improvements, and adjustments to deferred rent. Of the employee-related costs, $3.8 million was paid in the fourth quarter and the remaining $1.8 million was paid in the first quarter of 2007.

The remaining $900,000 of the restructuring charge relates to accretion expense on the above charges and adjustments to previously recorded losses on leased properties.

Subsequent to December 31, 2006, all the excess space in New York and Seattle was subleased and this information has been factored into our accrual for losses on leased properties. Accordingly, we revised the charge that we had previously recorded in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the filing of our Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006. The restructuring charge was reduced by $1.6 million in the Amended Quarterly Report on Form 10-Q/A and is reflected in the numbers above and in Note 16. See Note 15 for more information.

NOTE 13. INCOME TAXES

Income before income taxes is attributable to the following tax jurisdictions:

YEARS ENDED DECEMBER 31,	2006	2005 Restated	2004 Restated

(In thousands)

United States	$88,164	$190,889	$143,156
Foreign	116,512	39,212	30,706

Income before income taxes	$204,676	$230,101	$173,862

The components of income tax expense were as follows:

YEARS ENDED DECEMBER 31,	2006	2005 Restated	2004 Restated

(In thousands)

Current tax
U.S. federal and state	$(32,450)	$(2,128)	$(3,439)
Foreign	(35,198)	(7,891)	(12,753)

Total current tax	(67,648)	(10,019)	(16,192)

Deferred tax
U.S. federal and state	(12,773)	(69,238)	(52,941)
Foreign	6,173	(1,483)	1,683

Total deferred tax	(6,600)	(70,721)	(51,258)

Income tax expense	$(74,248)	$(80,740)	$(67,450)

F-34	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Our recognized income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes. A reconciliation of the difference follows:

YEARS ENDED DECEMBER 31,	2006 Restated	Rate	2005 Restated	Rate	2004 Restated	Rate

(In thousands)

Income tax expense based on the U.S. federal statutory rate	$(71,637)	(35.0)	$(80,535)	(35.0)	$(60,852)	(35.0)
State income tax expense, net of U.S. federal income tax	(2,822)	(1.4)	(5,179)	(2.1)	(4,708)	(2.7)
Change in reserves	271	0.1	4,726	2.1	—	—
Change in valuation allowance	(1,733)	(0.9)	(525)	(0.2)	(838)	(0.5)
Other, net	1,673	0.9	773	0.2	(1,052)	(0.6)

Income tax expense	$(74,248)	(36.3)	$(80,740)	(35.0)	$(67,450)	(38.8)

In 2006, we recorded a valuation allowance relating to capital losses incurred during the year. In 2005, we began transitioning a portion of our intellectual property offshore to better serve our non-U.S. customers. This transition enabled us to utilize some of our foreign tax credits. This combined with favorable developments in tax examinations resulted in the release of $4.7 million of tax reserves.

Our deferred tax asset valuation allowance changed as follows:

(In thousands)

December 31, 2003	$2,973
Additions expensed	838
Other additions [1]	2,281

December 31, 2004	$6,092
Additions expensed	525
Other additions [2]	486
Deductions [3]	(408)

December 31, 2005	$6,695
Additions expensed	222
Other additions [4]	1,511

December 31, 2006	$8,428

[1]	This amount relates to net operating loss carryforwards of a company we acquired in 2004 that had not generated profits in years prior to acquisition.

[2]	This amount relates to net operating loss carryforwards of a company we acquired in 2005.

[3]	This amount relates to foreign tax credits and foreign currency translation losses.

[4]	This amount relates to capital losses incurred during the year.

F-35	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

The components of our net deferred tax assets at the reported balance sheet dates are as follows:

YEARS ENDED DECEMBER 31,	2006	2005 restated

(In thousands)

Deferred tax assets related to:
Net operating loss carryforwards	$27,686	$23,605
Accrued liabilities and allowances	28,304	21,029
Lease loss accrual	9,175	—
Depreciation	5,566	5,790
Stock based compensation	5,402	1,089
Unrealized foreign exchange gains	747	940
Other	4,482	4,125

Total deferred tax assets	81,362	56,578

Deferred tax liabilities related to:
Long-term assets	(37,661)	(14,424)
Prepaid expenses and other	(4,017)	—
Interest on convertible subordinated debentures	(31,710)	(22,860)

Total deferred tax liabilities	(73,388)	(37,284)

Total deferred taxes	7,974	19,294
Less deferred tax assets valuation allowance	(8,428)	(6,695)

Net deferred tax assets (liabilities)	$(454)	$12,599

Our deferred tax assets at December 31, 2006 with respect to net operating losses expire as follows:

	Deferred Tax Assets	Net Operating Loss Carryforwards

(In thousands)

United States, expiring between 2013 and 2021	$565	$1,479
Foreign, expiring between 2007 and 2011	2,176	5,176
Foreign, indefinite	24,945	83,149

Total	$27,686	$89,804

Net tax benefits of $1.5 million, $22.4 million, and $35.6 million associated with the exercise of employee stock options were recorded in additional paid-in capital in 2006, 2005 and 2004, respectively.

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

NOTE 14. ACQUISITIONS OF BUSINESSES

On April 6, 2006, we purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively “Stockbyte”) for $135.0 million in net cash (excluding direct acquisition costs). Stockbyte was a privately held stock photography agency based in Tralee, Ireland that licensed royalty-free imagery to its customers through distributors, including Getty Images, Inc., and through its two websites, www.stockbyte.com and www.stockdisc.com. Prior to the acquisition we had a significant number of Stockbyte’s images available for license through our Image Partner program. We have integrated this business into ours, including redirecting both of their websites to www.gettyimages.com. The purchase was funded from existing cash and cash equivalents. The purchase price (including direct costs of the acquisition and liabilities assumed) was allocated primarily to goodwill ($110.2 million) and identifiable intangible assets ($21.4 million).

F-36	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., a privately held stock photography company located in Calgary, Alberta, Canada, for $50.0 million in cash. iStockphoto, Inc. licenses royalty-free imagery exclusively through its website www.istockphoto.com, and is a leader in the micropayment licensing model (i.e. licensing imagery for as little as one dollar). The purchase was funded from existing cash and cash equivalents. The purchase price (including direct costs of the acquisition and liabilities assumed) was allocated primarily to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million).

We also completed the acquisition of Laura Ronchi, S.p.A, our Italian delegate, in the second quarter of 2006 and Image One – Gestão e Comercialização de Imagens, SA, our Portuguese delegate, in the fourth quarter of 2006.

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

On June 8, 2005, we acquired Amana America, Inc., Amana Europe Limited and Iconica Limited (collectively Photonica) for a purchase price of $58.3 million ($48.1 million of cash and $10.2 million of direct acquisition costs and liabilities assumed). Photonica is a rights-managed stock photography agency with its principal offices in New York and London. The majority of the purchase price was allocated to goodwill ($41.4 million) and identifiable intangible assets ($11.6 million). We acquired this company to obtain access to some of the world’s leading collections of cutting edge, high-end rights-managed imagery and some of the most talented photographers in Europe, the United States and Japan.

On July 30, 2004, we acquired Imagenet Limited, a London-based distributor of digital publicity and marketing materials to media companies, for a purchase price (including liabilities assumed) of £13.9 million (approximately $25.2 million). The portion of the purchase price allocated to goodwill was £10.6 million (approximately $19.2 million).

During 2006, 2005 and 2004, we also completed several other small acquisitions. All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. None of the acquisitions were material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

NOTE 15. SUBSEQUENT EVENTS

Stock Option Review

As announced on November 9, 2006, we had received notice of an informal inquiry from the Securities and Exchange Commission into our historical stock option grant practices. As also announced on November 9, 2006, a Special Committee of the Board of Directors was established by our Board of Directors to conduct an independent investigation relating to our historical equity award grant practices. Their review and the review conducted by the company were completed in April 2007, prior to the filing of this Annual Report of Form 10-K. As a result of the review, we are restating prior years financial statements through this Annual Report on Form 10-K and recorded $27.2 million in additional equity compensation expense from 1998 to 2003. The SEC inquiry is ongoing and we are cooperating fully with the SEC.

Financing

On March 19, 2007, we entered into an agreement with U.S. Bank National Association (“U.S. Bank”), as Administrative Agent and Sole Lead Arranger, for a 364-day senior unsecured revolving credit facility (the “Facility”). The Facility initially makes $200 million available for borrowing but includes a feature that allows us to increase the available funds to $350 million within the first six months of the term of the Facility, provided there shall not have occurred any material adverse change in the business, assets, condition (financial or otherwise), operations, results of operations or prospects of the company from June 30, 2006 through the date the company exercises its rights to increase the available funds. Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of 0.5% convertible subordinated debentures, and working capital requirements. On April 18, 2007, we drew down $80 million under the Facility to fund, in part, the acquisition of MediaVast, Inc.

F-37	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

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

Fees paid in connection with the establishment of the Facility are deferred and amortized to interest expense over the term of the Facility.

Acquisitions

On April 25, 2007, we purchased all the shares of MediaVast, Inc. for approximately $202 million in net cash. MediaVast, Inc., located in New York, New York, is an entertainment photography company, which licenses imagery primarily under the brand name Wire Image. The majority of the purchase price is expected to be allocated to goodwill and other intangible assets.

We also purchased several other small companies subsequent to December 31, 2006.

Restructuring

On March 16, 2007, we entered into a sublease agreement with New York Magazine Holdings, L.L.C. (New York Holdings), for 72,843 square feet of our excess leased space in, New York, NY. On May 3, 2007, we entered into a sublease agreement with Cardinia Real Estate, L.L.C. (Cardinia) for the remaining 72,960 square feet of our excess leased facilities in New York. Both of these sublease agreements span the remainder of our lease term.

On May 14, 2007, we entered into a sublease agreement with Google, Inc. (Google), for the remainder of our excess leased facilities in Seattle, WA. Google will sublease approximately 56,000 square feet at our Seattle offices, for a term beginning June 1, 2007 and ending August 11, 2013, the end of our lease term.

These sublease agreements have been factored into our 2006 accrual for losses on leased properties. See Note 12 for additional information.

NOTE 16. SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

The quarterly supplemental financial data in the table below has been restated, except for the third and fourth quarters of 2006. See Note 2 for additional information on the restatement due to our equity compensation grant practices review, deferred taxes related to certain long-term intercompany loans and adjustments to revenue and deferred revenue and see Note 12 for additional information on the revision of the restructuring charge in the second quarter of 2006. The schedules below the table provide reconciliations for each period that has been restated.

	First Quarter restated	Second Quarter restated		Third Quarter restated [1]	Fourth Quarter restated [1]

(In thousands, except per share amounts)

Year ended December 31, 2006
Revenue	$200,429	$204,608		$197,917	$203,635
Cost of revenue [1]	52,266	50,681		50,298	53,515
Income from operations	58,628	41,166	[3]	54,192	44,105	[4]
Income before income taxes	62,334	38,918	[3]	56,278	47,146	[4]
Net income	39,039	23,167	[3]	37,326	30,896	[4]
Basic earnings per share	0.63	0.38	[3]	0.62	0.52	[4]
Diluted earnings per share	0.60	0.37	[3]	0.62	0.51	[4]

F-38	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

	First Quarter restated	Second Quarter restated	Third Quarter restated [1]	Fourth Quarter restated [1]

(In thousands, except per share amounts)

Year ended December 31, 2005
Revenue	$178,084	$185,100	$184,325	$185,666
Cost of revenue [2]	51,254	49,495	47,510	48,627
Income from operations	53,535	55,303	58,526	58,014
Income before income taxes	54,972	52,631	61,344	61,154
Net income	34,102	33,863	38,942	42,454
Basic earnings per share	0.56	0.55	0.63	0.68
Diluted earnings per share	0.54	0.53	0.59	0.64

[1]	Restated except for the third and fourth quarter of 2006.

[2]	See discussion of our accounting policy for cost of revenue in Note 3.

[3]	In the second quarter of 2006, we recorded $16.8 million in restructuring charges related to permanently exiting certain leased facilities in New York. See Note 12 for additional information.

[4]

In the fourth quarter of 2006, we recorded $9.6 million in restructuring charges, consisting of $4.0 million related to permanently exiting certain leased facilities in Seattle and $5.6 million in severance related to a realignment of resources. See Note 12 for additional information.

Restatement of First Quarters Condensed Consolidated Statements of Income

QUARTERS ENDED MARCH 31,	2006			2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands, except per share data)

Revenue	$200,929	$(500)	$200,429	$178,094	$(10)	$178,084
Costs of revenue (exclusive of items shown separately below)	52,266	—	52,266	51,254	—	51,254
Selling, general and administrative expenses	74,275	—	74,275	60,054	—	60,054
Depreciation	12,258	—	12,258	12,035	—	12,035
Amortization	3,731	—	3,731	1,222	—	1,222
Other operating expenses (income)	(729)	—	(729)	(16)	—	(16)

Operating expenses	141,801	—	141,801	124,549	—	124,549

Income from operations	59,128	(500)	58,628	53,545	(10)	53,535
Investment income	4,016	—	4,016	2,889	—	2,889
Interest expense	(357)	—	(357)	(962)	—	(962)
Other non-operating expenses, net	47	—	47	(490)	—	(490)

Income before income taxes	62,834	(500)	62,334	54,982	(10)	54,972
Income tax expense	(23,486)	191	(23,295)	(20,874)	4	(20,870)

Net income	$39,348	$(309)	$39,039	$34,108	$(6)	$34,102

Earnings per share:
Basic	$0.63	$—	$0.63	$0.56	$—	$0.56
Diluted	0.61	(0.01)	0.60	0.54	—	0.54

Shares used in computing earnings per share:
Basic	62,328	—	62,328	60,944	—	60,944
Diluted	64,955	—	64,955	63,692	—	63,692

F-39	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Restatement of First Quarters Condensed Consolidated Balance Sheets

	March 31, 2006			March 31, 2005

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

(in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$309,414	$—	$309,414	$274,589	$—	$274,589
Short-term investments	213,052	—	213,052	298,154	—	298,154
Accounts receivable, net	116,442	—	116,442	100,632	—	100,632
Prepaid expenses	13,485	—	13,485	8,382	—	8,382
Deferred income taxes, net	—	—	—	8,335	241	8,576
Other current assets	4,535	—	4,535	2,687	—	2,687

Total current assets	656,928	—	656,928	692,779	241	693,020
Property and equipment, net	133,584	—	133,584	107,666	—	107,666
Goodwill	847,721	—	847,721	628,073	—	628,073
Identifiable intangible assets, net	60,372	—	60,372	12,567	—	12,567
Deferred income taxes, net	25,354	1,295	26,649	41,844	(8,907)	32,937
Other long-term assets	3,846	—	3,846	9,801	—	9,801

Total assets	$1,727,805	$1,295	$1,729,100	1,492,730	(8,666)	1,484,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,052	$—	$77,052	$74,108	$—	$74,108
Accrued expenses	28,319	—	28,319	31,209	—	31,209
Income taxes payable	7,678	2,398	10,076	5,252	—	5,252
Deferred income taxes, net	18,523	(640)	17,883	—	—	—
Other current liabilities	7,133	1,674	8,807	—	631	631
Short-term debt	265,000	—	265,000	—	—	—

Total current liabilities	403,705	3,432	407,137	110,569	631	111,200
Long-term debt	—	—	—	265,000	—	265,000
Long-term liabilities	31,623	—	31,623	10,254	—	10,254

Total liabilities	435,328	3,432	438,760	385,823	631	386,454

Commitments and contingencies
Stockholders’ equity:
Common stock	624	—	624	611	—	611
Additional paid-in capital	1,284,437	18,241	1,302,678	1,225,371	20,246	1,245,617
Retained Earnings (Accumulated deficit)	20,448	(20,378)	70	(134,495)	(19,733)	(154,228)
Accumulated other comprehensive income	(13,032)	—	(13,032)	15,420	(9,810)	5,610

Total stockholders’ equity	1,292,477	(2,137)	1,290,340	1,106,907	(9,297)	1,097,610

Total liabilities and stockholders’ equity	$1,727,805	$1,295	$1,729,100	$1,492,730	$(8,666)	$1,484,064

F-40	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Restatement of Second Quarters Condensed Consolidated Statements of Income

QUARTERS ENDED JUNE 30,	2006			2005

	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

(in thousands, except per share data)

Revenue	$204,771	$(163)	$204,608	$185,305	$(205)	$185,100
Costs of revenue (exclusive of items shown separately below)	50,681	—	50,681	49,495	—	49,495
Selling, general and administrative expenses	77,861	—	77,861	64,908	—	64,908
Depreciation	13,260	—	13,260	12,296	—	12,296
Amortization	5,182	—	5,182	2,455	—	2,455
Restructuring costs	18,092	(1,600)	16,492	—	—	—
Other operating expenses (income)	(34)	—	(34)	643	—	643

Operating expenses	165,042	(1,600)	163,442	129,797	—	129,797

Income from operations	39,729	1,437	41,166	55,508	(205)	55,303
Investment income	(1,203)	—	(1,203)	3,038	—	3,038
Interest expense	(377)	—	(377)	(5,850)	—	(5,850)
Other non-operating expenses, net	(668)	—	(668)	140	—	140

Income before income taxes	37,481	1,437	38,918	52,836	(205)	52,631
Income tax expense	(15,202)	(549)	(15,751)	(18,846)	78	(18,768)

Net income	$22,279	$888	$23,167	$33,990	$(127)	$33,863

Earnings per share:
Basic	$0.36	$0.02	$0.38	$0.55	$—	$0.55
Diluted	0.35	0.02	0.37	0.53	—	0.53

Shares used in computing earnings per share:
Basic	61,508	—	61,508	61,330	—	61,330
Diluted	62,902	—	62,902	64,425	—	64,425

Restatement of Second Quarters Condensed Consolidated Balance Sheets

	June 30, 2006			June 30, 2005

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

(in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$259,460	$—	$259,460	$117,656	$—	$117,656
Short-term investments	—	—	—	301,184	—	301,184
Accounts receivable, net	124,324	—	124,324	101,518	—	101,518
Prepaid expenses	16,927	—	16,927	11,713	—	11,713
Deferred income taxes, net	9,715	(1,423)	8,292	8,335	319	8,654
Other current assets	7,183	—	7,183	3,835	—	3,835

Total current assets	417,609	(1,423)	416,186	544,241	319	544,560
Property and equipment, net	148,788	(2,076)	146,712	115,407	—	115,407
Goodwill	984,289	—	984,289	794,110	—	794,110
Identifiable intangible assets, net	84,340	—	84,340	53,804	—	53,804
Deferred income taxes, net	—	—	—	22,241	(4,842)	17,399
Other long-term assets	2,012	—	2,012	4,665	—	4,665

Total assets	$1,637,038	$(3,499)	$1,633,539	$1,534,468	$(4,523)	$1,529,945

F-41	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

	June 30, 2006			June 30, 2005

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

(in thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,884	$—	$85,884	$82,582	$—	$82,582
Accrued expenses	40,521	(5,563)	34,958	34,104	—	34,104
Income taxes payable	—	2,398	2,398	1,131	—	1,131
Other current liabilities	8,106	1,837	9,943	—	836	836
Short-term debt	—	—	—	265,000	—	265,000

Total current liabilities	134,511	(1,328)	133,183	382,817	836	383,653
Long-term debt	265,000	—	265,000	—	—	—
Other long-term liabilities	43,226	(627)	42,599	11,680	—	11,680

Total liabilities	442,737	(1,955)	440,782	394,497	836	395,333

Commitments and contingencies
Stockholders’ equity:
Common stock	625	—	625	615	—	615
Additional paid-in capital	1,293,083	17,946	1,311,029	1,242,244	18,550	1,260,794
Repurchased common stock	(161,449)	—	(161,449)	—	—	—
Retained earnings (accumulated deficit)	42,727	(19,490)	23,237	(100,505)	(19,860)	(120,365)
Accumulated other comprehensive income (loss)	19,315	—	19,315	(2,383)	(4,049)	(6,432)

Total stockholders’ equity	1,194,301	(1,544)	1,192,757	1,139,971	(5,359)	1,134,612

Total liabilities and stockholders’ equity	$1,637,038	$(3,499)	$1,633,539	$1,534,468	$(4,523)	$1,529,945

Restatement of the 2005 Third Quarters Condensed Consolidated Statement of Income

QUARTER ENDED SEPTEMBER 30, 2005

	As previously reported	Adjustments	As restated

(in thousands, except per share data)

Revenue	$184,516	$(191)	$184,325
Costs of revenue (exclusive of items shown separately below)	47,510	—	47,510
Selling, general and administrative expenses	63,309	—	63,309
Depreciation	11,759	—	11,759
Amortization	2,744	—	2,744
Other operating expenses (income)	477	—	477

Operating expenses	125,799	—	125,799

Income from operations	58,717	(191)	58,526
Investment income	2,787	—	2,787
Interest expense	(433)	—	(433)
Other non-operating expenses, net	464	—	464

Income before income taxes	61,535	(191)	61,344
Income tax expense	(22,475)	73	(22,402)

Net income	$39,060	$(118)	$38,942

Earnings per share:
Basic	$0.63	$—	$0.63
Diluted	0.60	(0.01)	0.59

Shares used in computing earnings per share:
Basic	61,820	—	61,820
Diluted	65,622	—	65,622

F-42	GETTY IMAGES, INC.	2006	FORM 10-K	PART IV	ITEM 15(A)

Restatement of the 2005 Third Quarter Condensed Consolidated Balance Sheet

	September 30, 2005

	As Previously Reported	Adjustments	As Restated

(in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$151,238	$—	$151,238
Short-term investments	300,320	—	300,320
Accounts receivable, net	110,600	—	110,600
Prepaid expenses	12,112	—	12,112
Deferred income taxes, net	8,335	392	8,727
Other current assets	3,853	—	3,853

Total current assets	586,458	392	586,850
Property and equipment, net	128,797	—	128,797
Goodwill	809,210	—	809,210
Identifiable intangible assets, net	54,249	—	54,249
Deferred income taxes, net	9,307	(3,778)	5,529
Other long-term assets	4,515	—	4,515

Total assets	$1,592,536	$(3,386)	$1,589,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,856	$—	$74,856
Accrued expenses	42,565	—	42,565
Income tax payable	102	—	102
Other current liabilities	—	1,027	1,027
Short-term debt	265,000	—	265,000

Total current liabilities	382,523	1,027	383,550
Long-term liabilities	12,021	—	12,021

Total liabilities	394,544	1,027	395,571

Commitments and contingencies
Stockholders’ equity:
Common stock	621	—	621
Additional paid-in capital	1,265,817	18,290	1,284,107
Accumulated deficit	(61,445)	(19,978)	(81,423)
Accumulated other comprehensive loss	(7,001)	(2,725)	(9,726)

Total stockholders’ equity	1,197,992	(4,413)	1,193,579

Total liabilities and stockholders’ equity	$1,592,536	$(3,386)	$1,589,150