Form 10-Q
period 2007-03-31
GETTY IMAGES INC
filed 2007-06-13
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒                                Accelerated filer  ☐                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At April 30, 2007, there were 59,222,196 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q1 2007	FORM 10-Q

1	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

THREE MONTHS ENDED MARCH 31,	2007	2006

(In thousands, except per share amounts)

Revenue	$ 212,650	$ 200,429
Cost of revenue (exclusive of items shown separately below)	54,836	52,266
Selling, general and administrative expenses	81,403	74,275
Depreciation	14,544	12,258
Amortization	5,226	3,731
Other operating expense (income)	934	(729)

Operating expenses	156,943	141,801

Income from operations	55,707	58,628
Investment income	3,294	4,016
Interest expense	(434)	(357)
Other non-operating (expense) income	(796)	47

Income before income taxes	57,771	62,334
Income tax expense	(19,741)	(23,295)

Net income	$ 38,030	$ 39,039

Earnings per share
Basic	$ 0.64	$ 0.63
Diluted	0.63	0.60

Shares used in computing earnings per share
Basic	59,187	62,328
Diluted	60,031	64,955

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	MARCH 31, 2007	DECEMBER 31, 2006

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$ 386,519	$ 339,466
Accounts receivable, net	126,204	121,232
Prepaid expenses	14,784	13,685
Deferred income taxes, net	12,696	11,142
Other current assets	3,308	1,500

Total current assets	543,511	487,025
Property and equipment, net	151,614	147,133
Goodwill	1,007,302	1,001,027
Identifiable intangible assets, net	72,797	77,234
Other long-term assets	2,444	1,965

Total assets	$ 1,777,668	$ 1,714,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 78,362	$ 74,297
Accrued expenses	39,160	39,412
Income taxes payable	804	6,353
Deferred revenue	13,942	13,139

Total current liabilities	132,268	133,201
Long-term debt	265,000	265,000
Deferred income taxes, net	25,848	11,596
Other long-term liabilities	62,854	56,350

Total liabilities	485,970	466,147

Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock	627	626
Additional paid-in capital	1,326,147	1,321,645
Common stock repurchased	(207,676)	(207,676)
Retained earnings	125,317	91,459
Accumulated other comprehensive income (Note 5)	47,283	42,183

Total stockholders’ equity	1,291,698	1,248,237

Total liabilities and stockholders’ equity	$ 1,777,668	$ 1,714,384

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock Outstanding $0.01 Par Value	Common Stock	Additional Paid-In Capital	Common Stock Repurchased	Retained Earnings	Accumulated Other Comprehensive Income	Total

(In thousands)

Balance at December 31, 2006	59,096	$ 626	$ 1,321,645	$ (207,676)	$ 91,459	$ 42,183	$ 1,248,237
Net income	—	—	—	—	38,030	—	38,030

Other comprehensive income	—	—	—	—	—	5,100	5,100
Stock-based compensation activity and related income tax effects	123	1	4,502	—	—	—	4,503
Cumulative effect of adopting FIN No. 48	—	—	—	—	(4,172)	—	(4,172)

Balance at March 31, 2007	59,219	$ 627	$ 1,326,147	$ (207,676)	$ 125,317	$ 47,283	$ 1,291,698

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

THREE MONTHS ENDED MARCH 31,	2007	2006

(In thousands)

Cash flows from operating activities
Net income	$ 38,030	$ 39,039
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	14,544	12,258
Amortization of identifiable intangible assets	5,226	3,731
Deferred income taxes	4,553	10,069
Employee stock-based compensation	2,920	3,306
Bad debt expense	875	1,215
Amortization of debt issuance and exchange costs	33	—
Other changes in long-term assets, liabilities and equity	1,405	372
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(6,093)	(4,403)
Accounts payable	3,487	2,910
Accrued expenses	(2,156)	(13,327)
Income taxes payable	2,616	10,306
Changes in other current assets and liabilities	(467)	717

Net cash provided by operating activities	64,974	66,193

Cash flows from investing activities
Acquisition of property and equipment	(16,196)	(14,614)
Acquisitions of businesses, net of cash acquired	(4,263)	(49,117)
Proceeds from available-for-sale investments	—	90,556
Acquisition of available-for-sale investments	—	(8,498)
Other investing activities	—	300

Net cash (used in) provided by investing activities	(20,459)	18,627

Cash flows from financing activities
Proceeds from the issuance of common stock	1,792	1,940
Other financing activities	(572)	696

Net cash provided by financing activities	1,220	2,636

Effects of exchange rate changes	1,318	(1,126)

Net increase in cash and cash equivalents	47,053	86,330
Cash and cash equivalents, beginning of period	339,466	223,084

Cash and cash equivalents, end of period	$ 386,519	$ 309,414

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments are: a) the appropriateness of the valuation and useful lives, if applicable, of long-lived assets, including goodwill and identifiable intangible assets; b) the appropriateness of the amount of accrued income taxes, income tax reserves, deferred tax asset valuation allowances and unrecognized tax benefits; c) the designation of certain foreign-currency denominated intercompany balances as long-term investments; and d) the sufficiency of the allowance for doubtful accounts. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

Principles of Consolidation

Our consolidated financial statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Intercompany balances and transactions have been eliminated.

Quarterly Results

Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Management believes that the Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary to a fair statement of our results of operations, financial position and cash flows for the interim periods presented. The condensed information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in our 2006 Annual Report on Form 10-K.

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the dilutive effect of stock options, restricted stock, restricted stock units and our convertible subordinated debentures.

6	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

	THREE MONTHS ENDED MARCH 31,

	2007	2006

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders (numerator)	$ 38,030	$ 39,039
Weighted average common shares outstanding (denominator)	59,187	62,328
Basic earnings per share	$ 0.64	$ 0.63

Diluted Earnings per Share
Income available to common stockholders (numerator)	$ 38,030	$ 39,039

Weighted average common shares outstanding	59,187	62,328
Effect of dilutive securities
Convertible subordinated debentures	—	1,441
Stock options	732	1,175
Restricted stock and restricted stock units	112	11

Total weighted average common shares and dilutive securities (denominator)	60,031	64,955

Diluted earnings per share	$ 0.63	$ 0.60

Approximately 1,370,029 and 941,547 common shares issuable from stock options for the three months ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive.

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

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $16.7 million and $15.7 million at March 31, 2007 and December 31, 2006, respectively. Provisions for doubtful accounts recorded during the three months ended March 31, 2007 and 2006 totaled $0.9 million and $1.2 million, respectively. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Approximately 6% and 5% of our accounts receivable balance, net of allowances for doubtful accounts and sales returns, was more than 90 days old at March 31, 2007 and December 31, 2006, respectively.

7	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		MARCH 31, 2007				DECEMBER 31, 2006

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation		Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$ 323,404	$ (260,775)		$ 62,629	$ 316,729	$ (253,085)	$ 63,644
Computer hardware and software purchased	3	120,899	(101,312)		19,587	115,163	(98,670)	16,493
Computer software developed for internal use	3	106,714	(77,967)		28,747	102,837	(73,938)	28,899
Leasehold improvements	2-20	26,747	(9,571)		17,176	25,153	(8,945)	16,208
Furniture, fixtures and studio equipment	5	36,138	(31,602)		4,536	35,686	(30,924)	4,762
Archival imagery	40	24,714	(5,804)		18,910	22,710	(5,642)	17,068
Other property and equipment	3-4	525	(496)		29	522	(463)	59

Totals		$ 639,141	$ (487,52	7)	$ 151,614	$ 618,800	$ (471,667)	$ 147,133

Depreciation of computer software developed for internal use was $4.2 million and $2.9 million for the three months ended March 31, 2007 and 2006, respectively.

Goodwill

Goodwill changed during the first quarter of 2007 as follows:

(In thousands)

Goodwill at December 31, 2006	$ 1,001,027
Acquisitions of businesses	3,367
Effects of foreign currency translation	2,908

Goodwill at March 31, 2007	$ 1,007,302

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

			MARCH 31, 2007			DECEMBER 31, 2006

	Range of Estimated Useful Lives (in years)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization		Net Amount

(In thousands, except years)

Trademarks, trade names and copyrights	2-10	[1]	$ 48,235	$ (14,578)	$ 33,657	$ 47,884	$ (13,395)		$ 34,489
Customer lists, contracts and relationships	4-7		57,383	(28,237)	29,146	56,867	(25,662)		31,205
Other identifiable intangible assets	2-10		18,697	(8,703)	9,994	18,591	(7,051)		11,540

Totals			$ 124,315	$ (51,518)	$ 72,797	$ 123,342	$ (46,10	8)	$ 77,234

[1]	Included in trademarks, trade names and copyrights above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

8	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

As of March 31, 2007, amortization of identifiable intangible assets for the next five years, including amortization recorded during the first quarter of 2007, would be as follows:

FISCAL YEAR

(In thousands)

2007	$ 20,418
2008	17,485
2009	10,917
2010	6,978
2011	6,516

Leases

Rent expense, net of sublease income, was $4.0 million and $4.5 million for the three months ended March 31, 2007 and 2006, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented.

Our accrued losses on leased properties changed during the first quarter of 2007 as follows:

	Restructuring	Acquisition Related	Total

(In thousands)

Balance at December 31, 2006	$24,021	$2,370	$26,391
Additional charges and adjustments	(1,244)	(182)	(1,426)
Reduction of accrued losses due to cash payments	—	31	31
Accretion expense	418	43	461
Effects of foreign currency translation	—	27	27

Balance at March 31, 2007	$23,195	$2,289	$25,484
Current amount	10,566	434	11,000
Long-term amount	12,629	1,855	14,484

Employee Stock-Based Compensation

Through our stock-based compensation program, our Board of Directors is authorized to grant restricted stock units (RSUs), stock options and other stock-based awards. Our stock-based compensation program is intended to attract, retain and motivate talented employees and directors of the company, and to align stockholder and employee interests.

Stock-based compensation expense is recorded in selling, general and administrative expenses, net of estimated forfeitures and less amounts capitalized as computer software developed for internal use and contemporary imagery.

THREE MONTHS ENDED MARCH 31,	2007	2006

(In thousands, except per share amounts)

SFAS No. 123(R) stock-based compensation	$ 2,776	$ 3,438
Amounts capitalized as computer software developed for internal use and contemporary imagery [1]	144	(132)

Impact of stock-based compensation on income from operations	2,920	3,306
Income taxes	(959)	(1,113)

Impact of stock-based compensation on net income	$ 1,961	$ 2,193

[1]	Capitalized costs are positive for the quarter ended March 31, 2007 due to the reversal of capitalized costs related to employees who left the company before their equity awards had vested.

9	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

The following table presents stock option activity for the first quarter of 2007:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

December 31, 2006	3,419	$ 46.75	2,862	$ 44.28
Exercised	(64)	48.19
Lapsed	(48)	57.76

March 31, 2007	3,307	46.76	2,817	44.33

The weighted average remaining contractual life of options exercisable at March 31, 2007 is 4.9 years.

The aggregate intrinsic value of options vested at March 31, 2007 is $38.8 million (based on the market price of our common stock on that date). The aggregate intrinsic value of options vested plus those not yet vested but expected (at March 31, 2007) to vest is $39.5 million. There are approximately 3.3 million options vested or expected to vest (those outstanding less estimated forfeitures), with a weighted average exercise price of $46.69 and a weighted average remaining contractual term of 5.5 years.

Total compensation cost not yet recognized for unvested stock options at March 31, 2007 was $8.3 million, which we expect to recognize over a weighted average period of approximately 2.4 years.

RESTRICTED STOCK UNITS (RSUs)

The following table presents RSU activity for the first quarter of 2007:

	Number of Units	Weighted-Average Grant Date Fair Value

	(In thousands)

Unvested at December 31, 2006	740	$ 65.64
Granted	27	49.85
Vested	(63)	87.99
Forfeited	(15)	67.06

Unvested at March 31, 2007	689	62.95

The grant date fair value of an RSU is the market price of our common stock on the date of grant while the intrinsic value of an RSU is the market price of our common stock at the time of vesting. The aggregate intrinsic value of RSUs vested in the first quarter of 2007 was $27.2 million. Total compensation expense not yet recognized for unvested RSUs outstanding as of March 31, 2007 was $31.8 million, which we expect to recognize over a weighted average period of 3 years.

Advertising and Marketing

Advertising and marketing expenses were $5.7 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively. Prepaid marketing materials were insignificant at March 31, 2007 and December 31, 2006.

Recent Accounting Pronouncements

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

10	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. As this statement is to be applied prospectively, it will not impact our financial statements upon adoption. However, it will dictate the way we value certain assets in the future.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, forward foreign currency exchange contracts, accounts receivable, accounts payable and debt. Forward foreign currency exchange contracts are carried at fair value. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The fair value of our debt, based on quoted market prices, was approximately $281.2 million at March 31, 2007 and $261.2 million at December 31, 2006. These fair values were $16.2 million higher and $3.8 million lower, than the carrying value of our debt at those dates, respectively.

NOTE 3. DEBT

Debentures

We have $265.0 million of series B convertible subordinated debentures outstanding that expire in 2023. The debentures are convertible under certain circumstances as defined in the indenture governing the debentures. See our 2006 Annual Report on Form 10-K for information on these conversion features. The debentures were not convertible at March 31, 2007 or December 31, 2006.

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

We believe that we have fully performed our obligations under the indenture because the indenture does not contain an express covenant requiring us to provide the Trustee or the bondholders with periodic reports such as the Quarterly Report on Form 10-Q for the third quarter of 2006. While section 314(a) of the Trust Indenture Act of 1939 (the TIA) is incorporated into the indenture by virtue of Section 17.01 thereof and contemplates us providing the Trustee with copies of our periodic reports, we believe that the TIA does not require such reports to be provided within any prescribed period of time. We intend to furnish to the Trustee copies of our Quarterly Report on Form 10-Q for the third quarter of 2006 now that we have filed such report with the SEC. We believe that such action would cure any default of the indenture provision in question, if any default exists.

Consequently, in our view, these notices of default are, without merit. As a result, we have classified the debt as long-term at March 31, 2007. If it is determined that we are in default, the classification would be changed to short-term.

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

Senior Credit Facility

On March 19, 2007, we terminated our 364-day $100 million unsecured senior revolving credit facility entered into with U.S. Bank on May 4, 2006. On the same day, we entered into a new agreement with U.S. Bank, as Administrative Agent and Sole Lead Arranger, for a 364-day senior unsecured revolving credit facility (the Facility). The Facility initially makes $200 million available for borrowing but allows us to increase the available funds to $350 million within the first six months of the term of the Facility. Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of debentures, and working capital requirements. Fees paid in connection with the establishment of the Facility are deferred and amortized to interest expense over the term of the Facility.

11	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

The interest rate on funds drawn down under the Facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We will be charged 0.125% to 0.15% on funds available (initially $200 million and ultimately $350 million should we elect to increase the available funds) but not drawn down. The Facility requires us to maintain a maximum leverage ratio of 2.75 throughout its term. The leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter average of our earnings before interest expense, income tax expense, depreciation, amortization, non-cash items (including equity-based compensation expense) and any non-recurring items. The Facility is also subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility.

Subsequent to the end of the quarter, we drew down funds under the Facility. See Note 8. Subsequent Events for more information.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Commitments

There have been no material changes in our commitments outside the normal course of business since year end, other than the unrecognized tax benefits associated with the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” The current portion of the unrecognized tax benefits at March 31, 2007 was $2.0 million, which is expected to be resolved in the next 12 months. The non-current portion at March 31, 2007 was $38.7 million, the timing of the resolution of which is uncertain.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure model and property releases for images we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by securing all necessary model and property releases for imagery for which we hold the copyright, by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us and by carrying insurance related to such claims. We also require contributing photographers, other imagery partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided or sold to us. Our other imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at March 31, 2007 and December 31, 2006.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at March 31, 2007 or December 31, 2006. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

12	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

Securities and Exchange Commission (SEC) Informal Inquiry

As announced in November 2006, we had been informed by the SEC that they were initiating an informal inquiry into our historical stock option grant practices. As a result, in November 2006, we set up a Special Committee of the Board of Directors to perform, with the help of independent counsel, a review of our equity compensation grant practices and related accounting for equity compensation grants. See our 2006 Annual Report on Form 10-K for additional information.

Shareholder Derivative Lawsuits

As a result of the SEC informal inquiry, there have been two derivative lawsuits filed against certain current and former executive officers and directors of the company. The lawsuits, seek remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.

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

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

THREE MONTHS ENDED MARCH 31,	2007	2006

(In thousands)

Net income	$ 38,030	$ 39,039
Net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	550	1,982
Net foreign currency translation adjustment gains	4,550	1,565
Net unrealized gains on short-term investments	—	27

Total comprehensive income	$ 43,130	$ 42,613

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

	MARCH 31, 2007	DECEMBER 31, 2006

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	$ 17,812	$ 17,262
Accumulated net foreign currency translation adjustment gains	29,471	24,921

Total accumulated other comprehensive income	$ 47,283	$ 42,183

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

NOTE 6. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

We operate the company in two segments, traditional licensing and micropayment. However, we aggregate these two segments for reporting purposes because they have met the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

13	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

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

	THREE MONTHS ENDED MARCH 31,

	2007	% of Revenue	2006	% of Revenue

(In thousands, except percentages)

United States	$ 83,341	39%	$ 84,181	42%
United Kingdom	30,440	14%	26,625	13%
Germany	18,381	9%	16,171	8%
France	12,826	6%	11,708	6%
Rest of world	67,662	32%	61,744	31%

Total revenue	$ 212,650	100%	$ 200,429	100%

NOTE 7. INCOME TAXES

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” As result of the adoption, we applied the provisions of this Interpretation to all of our tax positions. Tax positions that met the more-likely-than-not recognition threshold at January 1, 2007 were recognized. In some instances this resulted in a different reserve than what was previously recorded. This difference was recorded as a cumulative effect adjustment to the opening balance of retained earnings in 2007. The cumulative-effect adjustment increased the reserves for uncertain tax positions by approximately $4.2 million and reduced retained earnings by the same amount. As of the adoption date, we had unrecognized tax benefits of $37.5 million, of which $35.5 million is non-current and $2.0 million is current and is expected to be resolved in the next 12 months. We anticipate the reserve to increase during the year for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. These amounts are contemplated in our annual effective tax rate. The entire reserve, if recognized, would affect our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties included in the unrecognized tax benefit amount of $37.5 million is insignificant. Prior to the adoption of FIN No. 48 we recognized interest and penalties related to unrecognized tax benefits in interest expense.

We conduct business globally and, as a result, our parent company (Getty Images, Inc.) or our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S. and U.K. With few exceptions, we are no longer subject to income tax examinations outside of the U.S. for years prior to 2001. The statute of limitations remains open with respect to our U.S. income tax returns for tax years 2003 and subsequent. As of March 31, 2007, we are under examination for tax years 2002 and 2003 by the tax authorities in the United Kingdom.

NOTE 8. SUBSEQUENT EVENTS

Stock Option Review

As announced on November 9, 2006, we had received notice of an informal inquiry from the Securities and Exchange Commission (SEC) into our historical stock option grant practices. As also announced on November 9, 2006, a Special Committee of the Board of Directors was established by our Board of Directors to conduct an independent investigation relating to our historical equity award grant practices and related accounting for equity compensation. Their review and the review conducted by the company were completed in April 2007, prior to the filing of our 2006 Annual Report on Form 10-K. As a result of the review, we restated certain prior years’ financial statements through our 2006 Annual Report on Form 10-K and recorded $27.2 million in additional equity compensation expense from 1998 to 2003. The SEC inquiry is ongoing and we are cooperating fully with the SEC.

Financing

On April 18, 2007, we drew down $80 million under the Facility to fund, in part, the acquisition of MediaVast, Inc.

14	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 1

Acquisitions

On April 25, 2007, we purchased all the shares of MediaVast, Inc. for approximately $202 million in net cash. MediaVast, Inc., located in New York, N.Y., is an entertainment photography company, which licenses imagery primarily under the brand name Wire Image. The majority of the purchase price is expected to be allocated to goodwill and other identifiable intangible assets.

Restructuring

On May 14, 2007, we entered into a sublease with Google, Inc. (Google), for the remainder of our excess leased facilities in Seattle. Google will sublease approximately 56,000 square feet in Seattle, for a term beginning June 1, 2007 and ending August 11, 2013, the end of our lease term.

On May 3, 2007, we entered into a sublease with Cardinia Real Estate, L.L.C. (Cardinia) for the remainder of our excess leased facilities in New York. Cardinia will sublease approximately 72,970 square feet in, New York for a term beginning June 1, 2007 and ending March 30, 2015, the end of our lease term.

As these subleases were entered into prior to issuing our 2006 Annual Report on Form 10-K, the impact of the subleases was factored into our 2006 losses on leased properties and thus are not anticipated to impact 2007 results of operations.

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

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Many of the statements in this Quarterly Report on Form 10-Q are “forward-looking” statements and are based on our current expectations, assumptions and projections about Getty Images, Inc. and the market in which we operate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made on the basis of our views as of the date this document is filed with the Securities and Exchange Commission (SEC). These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict with respect to timing, extent and likelihood and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	Increased competition could reduce our revenues, margins and operating results;

•	Our financial results and stock price may fluctuate;

•	We may not be successful in acquiring or integrating businesses;

•	We may experience system and service disruptions and difficulties;

•	Systems security risks and concerns may harm our business;

•	Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights;

•	Our products and services may infringe on intellectual property rights of third parties and any infringement could require us to incur substantial costs and distract our management;

•	Third parties may claim we infringe their intellectual property rights;

•	We have claims and lawsuits against us that may result in adverse outcomes;

•	Certain of our stock holders can exercise significant influence over our business and affairs;

•	We may lose the right to use “Getty Images” trademarks in the event we experience a change in control;

•	Our business depends on our ability to attract and retain talented employees;

•	An increase in government regulation of the internet and e-commerce could have a negative impact on our business;

•	We may have additional tax liabilities;

•	If our goodwill or other intangible assets become impaired we may be required to record a significant charge to earnings;

•	We may not be able to obtain external financing or service our indebtedness;

•	Changes in accounting may affect our reported earnings and operating income;

•	We operate a global business that exposes us to additional risks;

15	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 2

•	Certain provisions of our corporate documents and Delaware corporate law may deter a third party from acquiring us;

•	We have been named a party to two shareholder derivative lawsuits relating to historical stock option practices, and we may be named in additional lawsuits;

•	The informal inquiry by the SEC into our historical stock option grant practices is ongoing and the outcome of this inquiry may have adverse consequences and;

•	The delay in filing our prior reports with the SEC may result in adverse consequences for the company.

Potential risks and uncertainties also include, among others, those specifically set forth in this section and those in Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” of our 2006 Annual Report on Form 10-K. New risks emerge from time-to-time that may cause actual results to differ materially from those contained in any forward-looking statements. This should not be construed as a complete list of all factors that could adversely affect our consolidated financial position, results of operations or liquidity. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish to, the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC except as updated in any of our documents filed with, and furnished to, the SEC after the date this document is filed with the SEC.

GENERAL

The following should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates and Assumptions

There were no material changes in our critical accounting policies and estimates and assumptions since December 31, 2006.

RESULTS OF OPERATIONS

Below are selected financial highlights from our results of operations. All figures are shown in thousands, except percentages.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Revenue	$ 212,650	100.0	$ 200,429	100.0	$ 12,221	6.1

Excluding the impact of changes in foreign currency exchange rates, revenue increased approximately $3.2 million or 1.6% year over year, due mainly to an increase in micropayment licenses and an increase in the volume of royalty-free imagery licensed. Editorial imagery revenue also grew, led by strong growth in entertainment. This growth in revenue was offset in part by a decline in rights-managed revenue (both volumes and price per image licensed) and declines in the average price per royalty free image licensed. For 2007, we expect to report single digit percentage growth in revenue.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Selling, general and administrative expenses	$ 81,403	38.3	$ 74,275	37.0	$ 7,128	9.6

The increase in selling, general and administrative expenses was due mainly to significant costs (approximately $4.1 million) associated with our review of our equity compensation grant practices and related accounting and termination of a planned acquisition. Marketing expenses also increased year over year, as did staff costs, due primarily to lower wages capitalized in connection with the development of internal use software and imagery.

16	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 2

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2007	operating margin	2006	operating margin	$ change	% change

Income from operations	$ 55,707	26.2	$ 58,628	29.3	$ (2,921)	(5.0)

Income from operations and operating margin decreased year over year primarily due to the increase in selling, general and administrative expenses, as well as due to higher depreciation primarily related to capitalized imagery and increased amortization associated with recent acquisitions.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Investment income	$ 3,294	1.5	$ 4,016	2.0	$ (722)	(18.0)

Investment income decreased in 2007 due primarily to a decrease in the average investment balance in the first quarter of 2007 as compared to the corresponding period in 2006.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2007	effective tax rate	2006	effective tax rate	$ change	% change

Income tax expense	$ (19,741)	34.2	$ (23,295)	37.4	$ 3,554	15.3

The decrease in our 2007 income tax expense and effective tax rate from the comparable quarter of 2006 is primarily a result of an increased earnings in non-US jurisdictions with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

	MARCH 31, 2007	DECEMBER 31, 2006

(In thousands, except current ratio)

Cash and cash equivalents	$ 386,519	$ 339,466
Working capital	$ 411,243	$ 353,824
Current ratio	4.11	3.66

Cash and cash equivalents balances increased in the first quarter of 2007 due to cash provided by operations, offset in part by $16.2 million in cash paid for capital expenditures. Management expects capital expenditures to total approximately $60 million for the full year of 2007.

Subsequent to the end of the quarter we acquired MediaVast, Inc. for approximately $202.0 million. See the discussion under Subsequent Events below for more information.

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

17	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 2

We believe that we have fully performed our obligations under the indenture because the indenture does not contain an express covenant requiring us to provide the Trustee or the bondholders with periodic reports such as the Quarterly Report on Form 10-Q for the third quarter of 2006. While section 314(a) of the Trust Indenture Act of 1939 (the TIA) is incorporated into the indenture by virtue of Section 17.01 thereof and contemplates us providing the Trustee with copies of our periodic reports, we believe that the TIA does not require such reports to be provided within any prescribed period of time. We intend to furnish to the Trustee copies of our Quarterly Report on Form 10-Q for the third quarter of 2006 now that we have filed such report with the SEC. We believe that such action would cure any default of the indenture provision in question, if any default exists.

Consequently, in our view, these notices of default are, without merit. As a result, we have classified the debt as long-term at March 31, 2007. If it is determined that we are in default, the classification would be changed to short-term.

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

There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition during the first quarter of 2007, other than the unrecognized tax benefits associated with the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” The current portion of the unrecognized tax benefits at March 31, 2007 was $2.0 million, which is expected to be resolved in the next 12 months. The non-current portion at March 31, 2007 was $38.7 million, the timing of the resolution of which is uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157, “Fair Value Measurements”

In September of 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. As this statement is to be applied prospectively, it will not impact our financial statements upon adoption. However, it will dictate the way we value assets in the future.

SUBSEQUENT EVENTS

Stock Option Review

As announced on November 9, 2006, we had received notice of an informal inquiry from the Securities and Exchange Commission (SEC) into our historical stock option grant practices. As also announced on November 9, 2006, a Special Committee of the Board of Directors was established by our Board of Directors to conduct an independent investigation relating to our historical equity award grant practices and related accounting for equity compensation. Their review and the review conducted by the company were completed in April 2007, prior to the filing of our 2006 Annual Report on Form 10-K. As a result of the review, we restated certain prior years’ financial statements through our 2006 Annual Report on Form 10-K and recorded $27.2 million in additional equity compensation expense from 1998 to 2003. The SEC inquiry is ongoing and we are cooperating fully with the SEC.

Financing

On April 18, 2007, we drew down $80 million under the Facility to fund, in part, the acquisition of MediaVast, Inc.

Acquisitions

On April 25, 2007, we purchased all the shares of MediaVast, Inc. for approximately $202 million in net cash. MediaVast, Inc., located in New York, N.Y., is an entertainment photography company, which licenses imagery primarily under the brand name Wire Image. The majority of the purchase price is expected to be allocated to goodwill and other identifiable intangible assets.

18	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART I	ITEM 2

As these subleases were entered into prior to issuing our 2006 Annual Report on Form 10-K, the impact of the subleases was factored into our 2006 losses on leased properties and thus are not anticipated to impact 2007 results of operations.

Restructuring

On May 14, 2007, we entered into a sublease with Google, Inc. (Google), for the remainder of our excess leased facilities in Seattle. Google will sublease approximately 56,000 square feet in Seattle, for a term beginning June 1, 2007 and ending August 11, 2013, the end of our lease term.

On May 3, 2007, we entered into a sublease with Cardinia Real Estate, L.L.C. (Cardinia) for the remainder of our excess leased facilities in New York. Cardinia will sublease approximately 72,970 square feet in, New York for a term beginning June 1, 2007 and ending March 30, 2015, the end of our lease term.

As these subleases were entered into prior to issuing our 2006 Annual Report on Form 10-K, the impact of the subleases was factored into our 2006 losses on leased properties and thus are not anticipated to impact 2007 results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

Based on the forward foreign currency exchange contracts outstanding at March 31, 2007 and December 31, 2006, a hypothetical 10% strengthening of the U.S. dollar against the exchange rates for the foreign currencies bought or sold through forward foreign currency exchange contracts would result in exchange gains of approximately $2.2 million and $1.6 million, respectively. A hypothetical 10% weakening of the U.S. dollar would result in losses of a similar amount. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures these contracts are hedging.

Based on the forward foreign currency exchange contracts outstanding at March 31, 2007 and December 31, 2006, a hypothetical 10% strengthening of the British pound against the exchange rates for the foreign currencies to be bought or sold through forward foreign currency exchange contracts would result in an exchange gain of approximately $2.3 million and a loss of $0.8 million, respectively. A hypothetical 10% weakening of the British pound would result in a loss and a gain in similar amounts. However, these hypothetical gains or losses would be offset, at least in part, by losses or gains generated from revaluing the underlying exposures these contracts are hedging.

Based on the forward foreign currency exchange contracts outstanding at March 31, 2007 and December 31, 2006, a hypothetical 10% strengthening of the euro against the exchange rates for the foreign currencies to be bought or sold through forward foreign currency exchange contracts would result in an exchange loss of approximately $1.7 million and a gain of $1.5 million, respectively. A hypothetical 10% weakening of the euro would result in a gain and a loss in similar amounts. However, these hypothetical gains or losses would be offset, at least in part, by losses or gains generated from revaluing the underlying exposures these contracts are hedging.

There have been no other material changes in our exposure to market risks since December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, these disclosure controls and procedures were effective.

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

19	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	PART II	ITEM 1

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As a result of the SEC informal inquiry, there have been two derivative lawsuits filed against certain current and former executive officers and directors of the company. The lawsuits, seek remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors since those disclosed in our 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index beginning on page 21 for a list of all exhibits filed as part of this report.

20	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer

June 12, 2007

21	GETTY IMAGES, INC.	Q1 2007	FORM 10-Q	EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification by Jonathan D. Klein, CEO

31.2	Section 302 Certification by Thomas Oberdorf, CFO

32.1	Section 906 Certification by Jonathan D. Klein, CEO

32.2	Section 906 Certification by Thomas Oberdorf, CFO