Form 10-K/A
period 2006-12-31
GETTY IMAGES INC
filed 2007-06-18
CIK 1047202

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

An Index to Exhibits appears at Part IV, Item 15, page 3.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on June 13, 2007 (the “Original Filing”). This Amendment is being filed solely to correct certain information regarding shares of our common stock beneficially owned by Getty Investments L.L.C. (“Getty Investments”) contained in Item 12 of Part III. Footnotes 2, 7 and 8 of the beneficial ownership table in Item 12 of Part III have also been revised. The Original Filing had erroneously included the shares owned by the October 1993 Trust (the “1993 Trust”) and the Abacus Trust Company (Isle of Man) as Trustee of the J D Klein Family Settlement (“Abacus”) pursuant to the Getty Parties Shareholders’ Agreement in the total number of shares owned by Getty Investments. The Getty Parties Shareholders’ Agreement expired in accordance with its terms prior to the date of the Original Filing. Accordingly, the shares owned by the 1993 Trust and Abacus are no longer deemed beneficially owned by Getty Investments.

In addition, we are including with this Amendment currently dated Section 302 certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in this Amendment are true or complete as of any date subsequent to the Original Filing.

Item 12 of Part III as amended:

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

The following table sets forth certain information with respect to beneficial ownership of shares of our common stock as of April 30, 2007, (i) for each person who is known by us to own beneficially more than 5% of the shares of outstanding common stock, (ii) for each Director of Getty Images, (iii) for each of our executive officers named in the Summary Compensation Table of this Annual Report on Form 10-K, and (iv) by all Directors and executive officers of Getty Images as a group. Calculations are based on a total number of outstanding shares of 59,222,196, as of April 30, 2007.

Amount and Nature of Beneficial Ownership

Names	Number of Shares of Getty Images Common Stock (1)	Percent of Class	Director’s Qualifying Shares

Getty Investments L.L.C. (2)	8,273,301	13.97	—
Capital Group International Inc. (3)	8,235,665	13.91	—
Capital Research & Management Company (4)	5,050,000	8.53	—
FMR Corp (5)	4,896,050	8.27
Blum Capital Partners LP (6)	3,410,133	5.76	—
Jonathan D. Klein (7)	1,168,402	1.94	—
Mark H. Getty (8)	1,115,642	1.87	—
Nicholas E. Evans-Lombe (9)	235,717	*	—
Bo T. Olofsson (10)	71,917	*	—
James N. Bailey (11)	47,183	*	—
Michael A. Stein (12)	33,750	*	—
Andrew S. Garb (13)	33,583	*	—
Christopher H. Sporborg (14)	18,300	*	—
Jack Sansolo (15)	4,766	*	—
Alan G. Spoon (16)	1,250	*	—
Elizabeth J. Huebner (17)	1,000	*	—
Patrick F. Flynn (18)	0	*	—
Richard R. Ellis (19)	0	*	—
Thomas Oberdorf	—	*	—
All Executive Officers and Directors as a group (18 persons) (20)	2,868,460	4.68	—

*	Less than 1%
(1)

Beneficial ownership represents sole or shared voting and investment power and is defined by the SEC to mean generally the power to vote or dispose of securities, regardless of economic interest. The numbers were calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of April 30, 2007 are deemed outstanding for the purpose of calculating the number and percentage owned by any person listed. Getty Images had 59,222,196 shares of outstanding common stock as of April 30, 2007. To our knowledge, the only shareholders who beneficially owned more than 5% of the shares of outstanding common stock as of April 30, 2007, were those listed as such in the table above.

(2)

This information is derived from the Schedule 13D filed with the SEC by Getty Investments L.L.C. on October 5, 2006 for shares held as of October 4, 2006. Getty Investments L.L.C. has sole dispositive and voting power over 8,273,301 shares. The address of Getty Investments L.L.C. is 1325 Airmotive Way, Suite 262, Reno, Nevada 89502.

(3)

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

(4)

This information is derived from the Schedule 13F filed with the SEC by Capital Research & Management Company (“Capital Research”) on May 15, 2007 for shares held as of March 31, 2007. On February 12, 2007, Capital Research filed a Schedule 13G/A with the SEC for shares owned as of December 29, 2006 of 4,900,000. In this filing, Capital Research disclaimed beneficial ownership of these shares under SEC Rule 13d-4. Capital Research filed the Schedule 13G/A and reported that, as of December 29, 2006, Capital Research had sole voting power over 1,850,000 shares and dispositive power over 4,900,000 shares. The address of Capital Research is 333 South Hope St., Los Angeles, CA 90071.

(5)

This information is derived from the Schedule 13F filed with the SEC by FMR Corp (“FMR”) on May 15, 2007 for shares owned as of March 31, 2007. The address of FMR is 82 Devonshire Street, Boston, MA 02109.

(6)

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

(7)

Includes 1,043,000 shares of common stock that may be acquired by Mr. Klein on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before June 29, 2007. Also includes shares beneficially owned or deemed to be owned beneficially by Mr. Klein as follows: 107,602 shares held by the Klein Family Trust; 900 shares held by Mr. Klein’s children, for which Mr. Klein disclaims beneficial ownership; and 16,900 shares held directly by Mr. Klein. The number does not include 8,273,301 shares owned by Getty Investments L.L.C. Mr. Klein is one of five directors of Getty Investments L.L.C. and, therefore, may be deemed to share voting and investment power over the shares held by Getty Investments L.L.C.

(8)

Includes 446,350 shares of common stock that may be acquired by Mr. Getty through the Options Settlement, a revocable grantor trust of which Mr. Getty is the sole primary beneficiary, on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before June 29, 2007. Also includes shares beneficially owned or deemed to be owned beneficially by Mr. Getty as follows: 622,602 shares held by the October 1993 Trust; 24,377 shares held by the Cheyne Walk Trust, to which Mr. Getty shares voting and investment power; and 7,313 shares held by the Ronald Family Trust B, to which Mr. Getty shares voting and investment power. The Cheyne Walk Trust and Ronald Family Trust B are members of Getty Investments L.L.C. The number includes 15,000 shares held directly by Mr. Getty. The number does not include 8,273,301 shares owned by Getty Investments L.L.C. Mr. Getty is one of five directors of Getty Investments L.L.C. and, therefore, may be deemed to share voting and investment power over the shares held by Getty Investments L.L.C.

(9)

Includes 230,000 shares of common stock that may be acquired by Mr. Evans-Lombe on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before June 29, 2007, 3,225 shares held directly by Mr. Evans-Lombe and 2,492 shares held by family members.

(10)

Includes 70,000 shares of common stock that may be acquired by Mr. Olofsson on the exercise of outstanding stock options that presently are exercisable or that will become exercisable on or before June 29, 2007 and 1,917 shares held directly by Mr. Olofsson.

(11)

Includes 27,083 shares of common stock that may be acquired by Mr. Bailey on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before June 29, 2007, 20,000 shares held directly by Mr. Bailey and 100 shares owned by family members.

(12)

Includes 33,750 shares of common stock that may be acquired by Mr. Stein on the exercise of outstanding options that presently are exercisable or which will become exercisable on or before June 29, 2007.

(13)

Includes 27,083 shares of common stock that may be acquired by Mr. Garb on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before June 29, 2007, and 6,500 shares held directly by Mr. Garb.

(14)

Includes 17,500 shares of common stock that may be acquired by Mr. Sporborg on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before June 29, 2007 and 800 shares held directly by Mr. Sporborg.

(15)	Includes 4,766 shares held directly by Dr. Sansolo. Dr. Sansolo retired effective June 2, 2007.
(16)	Includes 1,250 shares held directly by Mr. Spoon.
(17)	Includes 1,000 shares held directly by Ms. Huebner as of April 30, 2007. Ms. Huebner retired effective as of June 15, 2006.
(18)	Mr. Flynn held no shares as of April 30, 2007. Mr. Flynn resigned from Getty Images effective November 9, 2006.
(19)	Mr. Ellis held no shares as of April 30, 2007. Mr. Ellis left Getty Images effective December 1, 2006.
(20)

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(B) EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification by Jonathan D. Klein, CEO
31.2	Section 302 Certification by Thomas Oberdorf, CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was originally filed on June 13, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

GETTY IMAGES, INC.

By:	/S/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer

June 18, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant on June 18, 2007 and in the capacities indicated:

SIGNATURE	TITLE (CAPACITY)

* Mark H. Getty	Chairman and Director

* Jonathan D. Klein	Chief Executive Officer and Director (Principal Executive Officer)

/S/ THOMAS OBERDORF Thomas Oberdorf	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* James N. Bailey	Director

* Andrew S. Garb	Director

* Alan G. Spoon	Director

* Christopher H. Sporborg	Director

* Michael A. Stein	Director

*By:	/S/ THOMAS OBERDORF
Thomas Oberdorf
Attorney-in-fact

4