Form 10-Q
period 2007-06-30
GETTY IMAGES INC
filed 2007-08-08
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒                                Accelerated filer  ☐                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At July 31, 2007, there were 59,259,886 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q2 2007	FORM 10-Q

1	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2007	2006	2007	2006

(In thousands, except per share amounts)

Revenue	$217,957	$204,608	$430,607	$405,037
Cost of revenue (exclusive of items shown separately below)	58,188	50,681	113,024	102,947
Selling, general and administrative expenses	84,091	77,861	165,494	152,137
Depreciation	15,083	13,260	29,627	25,517
Amortization	7,090	5,182	12,316	8,913
Restructuring costs	443	16,492	1,405	16,927
Other operating income	(16)	(34)	(43)	(1,198)

Operating expenses	164,879	163,442	321,823	305,243

Income from operations	53,078	41,166	108,784	99,794
Investment income (loss)	2,321	(1,203)	5,615	2,813
Interest expense	(1,714)	(377)	(2,148)	(734)
Other non-operating income (expenses)	271	(668)	(524)	(622)

Income before income taxes	53,956	38,918	111,727	101,251
Income tax expense	(20,303)	(15,751)	(40,044)	(39,045)

Net income	$33,653	$23,167	$71,683	$62,206

Earnings per share
Basic	$0.57	$0.38	$1.21	$1.00
Diluted	0.56	0.37	1.19	0.98

Shares used in computing earnings per share
Basic	59,236	61,508	59,212	61,916
Diluted	60,175	62,902	60,142	63,397

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	JUNE 30, 2007	DECEMBER 31, 2006

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$288,578	$339,466
Accounts receivable, net	131,738	121,232
Prepaid expenses	19,533	13,685
Deferred income taxes, net	9,548	11,142
Income taxes receivable	13,922	—
Other current assets	3,624	1,500

Total current assets	466,943	487,025
Property and equipment, net	159,709	147,133
Goodwill	1,217,413	1,001,027
Identifiable intangible assets, net	132,397	77,234
Other long-term assets	2,001	1,965

Total assets	$1,978,463	$1,714,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$94,130	$74,297
Accrued expenses	36,327	39,412
Income taxes payable	—	6,353
Short-term debt	385,000	—
Deferred revenue	15,518	12,897
Other current liabilities	319	242

Total current liabilities	531,294	133,201
Long-term debt	—	265,000
Deferred income taxes, net	40,741	11,596
Other long-term liabilities	66,032	56,350

Total liabilities	638,067	466,147

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock	627	626
Additional paid-in capital	1,329,501	1,321,645
Common stock repurchased	(207,676)	(207,676)
Retained earnings	158,970	91,459
Accumulated other comprehensive income (Note 6)	58,974	42,183

Total stockholders’ equity	1,340,396	1,248,237

Total liabilities and stockholders’ equity	$1,978,463	$1,714,384

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock Outstanding $0.01 par value	Common Stock	Additional Paid-In Capital	Common Stock Repurchased	Retained Earnings	Accumulated Other Comprehensive Income	Total

(In thousands)

Balance at December 31, 2006	59,096	$626	$1,321,645	$ (207,676)	$91,459	$42,183	$1,248,237
Net income	—	—	—	—	71,683	—	71,683
Other comprehensive income	—	—	—	—	—	16,791	16,791
Stock-based compensation activity and related income tax effects	152	1	7,856	—	—	—	7,857
Cumulative effect of adopting FIN No. 48	—	—	—	—	(4,172)	—	(4,172)

Balance at June 30, 2007	59,248	$627	$1,329,501	$ (207,676)	$158,970	$58,974	$1,340,396

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

SIX MONTHS ENDED JUNE 30,	2007	2006

(In thousands)

Cash flows from operating activities
Net income	$71,683	$62,206
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	29,627	25,517
Amortization of identifiable intangible assets	12,316	8,913
Deferred income taxes	10,043	3,218
Changes in income tax reserves	7,005	132
Employee stock-based compensation	6,742	7,210
Bad debt expense	2,230	2,165
Restructuring costs	1,405	16,927
Other changes in long-term assets and liabilities, net	(666)	228
Loss on sale of available-for-sale investments	—	3,956
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	(5,663)	5,186
Accounts payable	8,232	(308)
Accrued expenses	(13,796)	(16,862)
Income taxes payable	(11,717)	(834)
Changes in other current assets and liabilities, net	(3,684)	3,758

Net cash provided by operating activities	113,757	121,412

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(252,738)	(194,943)
Acquisition of property and equipment	(35,768)	(35,139)
Proceeds from available-for-sale investments	—	304,443
Acquisition of available-for-sale investments	—	(9,330)
Other investing activities	(451)	300

Net cash (used in) provided by investing activities	(288,957)	65,331

Cash flows from financing activities
Senior credit facility borrowing	120,000	—
Proceeds from the issuance of common stock	1,844	5,600
Common stock repurchased	—	(161,449)
Other financing activities	(1,798)	2,400

Net cash provided by (used in) financing activities	120,046	(153,449)

Effects of exchange rate changes	4,266	3,082

Net (decrease) increase in cash and cash equivalents	(50,888)	36,376
Cash and cash equivalents, beginning of period	339,466	223,084

Cash and cash equivalents, end of period	$288,578	$259,460

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments are: a) the appropriateness of the valuation and useful lives, if applicable, of long-lived assets, including goodwill and identifiable intangible assets; b) the appropriateness of the amount of accrued income taxes, income tax reserves, deferred tax asset valuation allowances and uncertain tax positions; c) the designation of certain foreign-currency denominated intercompany balances as long-term investments; and d) the sufficiency of the allowance for doubtful accounts. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

Principles of Consolidation

Our consolidated financial statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries, from the respective dates of acquisition. Intercompany balances and transactions have been eliminated to arrive at consolidated amounts.

Quarterly Results

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Management believes that the Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary to a fair statement of our results of operations, financial position and cash flows for the interim periods presented. The condensed information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in our 2006 Amended Annual Report on Form 10-K/A.

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of shares of Getty Images common stock (common shares) outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, restricted stock, restricted stock units and our convertible subordinated debentures.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2007	2006	2007	2006

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders (numerator)	$33,653	$23,167	$71,683	$62,206
Weighted average common shares outstanding (denominator)	59,236	61,508	59,212	61,916
Basic earnings per share	$0.57	$0.38	$1.21	$1.00

Diluted Earnings per Share
Income available to common stockholders (numerator)	$33,653	$23,167	$71,683	$62,206

Weighted average common shares outstanding	59,236	61,508	59,212	61,916
Effect of dilutive securities
0.5% convertible subordinated debentures	—	368	—	368
Equity awards	939	1,026	930	1,113

Total weighted average common shares and dilutive securities (denominator)	60,175	62,902	60,142	63,397

Diluted earnings per share	$0.56	$0.37	$1.19	$0.98

6	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

Approximately 1.6 million common shares potentially issuable from stock options for each the three and six months ended June 30, 2007, were excluded from the computations of diluted earnings per share because they were anti-dilutive. Approximately 1.6 million and 1.3 million common shares potentially issuable from stock options for the three and six month periods ended June 30, 2006, respectively, were excluded from the earnings per share calculation.

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

The closing price of our common stock on July 31, 2007 was $44.93

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $18.6 million and $15.7 million at June 30, 2007 and December 31, 2006, respectively. Provisions for doubtful accounts recorded during the three months ended June 30, 2007 and 2006 totaled $1.4 million and $1.0 million, respectively, and during each of the six months ended June 30, 2007 and 2006, totaled $2.2 million. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Approximately 5% of our accounts receivable balance, net of allowances for doubtful accounts and sales returns, was more than 90 days old at June 30, 2007 and December 31, 2006. This percentage is within the normal range for our business.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		JUNE 30, 2007			DECEMBER 31, 2006

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$ 332,739	$ (270,697)	$ 62,042	$ 316,729	$ (253,085)	$ 63,644
Computer hardware and software purchased	3	129,082	(104,939)	24,143	115,163	(98,670)	16,493
Computer software developed for internal use	3	114,715	(82,747)	31,968	102,837	(73,938)	28,899
Furniture, fixtures and studio equipment	5	37,956	(32,598)	5,358	35,686	(30,924)	4,762
Leasehold improvements	2-20	27,497	(10,343)	17,154	25,153	(8,945)	16,208
Archival imagery	40	25,071	(6,065)	19,006	22,710	(5,642)	17,068
Other property and equipment	3-4	534	(496)	38	522	(463)	59

Totals		$ 667,594	$ (507,885)	$ 159,709	$ 618,800	$ (471,667)	$ 147,133

7	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

Depreciation of computer software developed for internal use was $4.0 million and $3.1 million for the three months ended June 30, 2007 and 2006, respectively, and $8.1 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively.

Goodwill

Goodwill changed during the first two quarters of 2007 as follows:

(In thousands)

Balance at December 31, 2006	$ 1,001,027
Acquisitions of businesses	208,316
Effects of foreign currency translation	8,070

Balance at June 30, 2007	$ 1,217,413

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

			JUNE 30, 2007			DECEMBER 31, 2006

	Range of Estimated Useful Lives (in years)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks, trade names and copyrights	2-10	[1]	$ 61,715	$ (16,047)	$ 45,668	$ 47,884	$ (13,395)	$ 34,489
Customer lists, contracts and relationships	4-7		75,463	(31,434)	44,029	56,867	(25,662)	31,205
Other identifiable intangible assets	2-10		54,213	(11,513)	42,700	18,591	(7,051)	11,540

Totals			$ 191,391	$ (58,994)	$ 132,397	$ 123,342	$ (46,108)	$ 77,234

[1]	Included in trademarks, trade names and copyrights above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

As of June 30, 2007, amortization of identifiable intangible assets for the next five years, including amortization recorded during the first six months of 2007, is as follows:

FISCAL YEAR

(In thousands)

2007	$ 29,602
2008	31,665
2009	24,742
2010	17,529
2011	15,665

8	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

Leases

Rent expense, net of sublease income, was $4.4 million and $4.5 million for the three months ended June 30, 2007 and 2006, respectively, and $8.4 million and $9.0 million for the six months ended June 30, 2007 and 2006, respectively. Sublease income recorded as an offset to rent expense was insignificant in all periods presented, as a majority of our sublease income is recorded against lease loss accruals.

Our accrued losses on leased properties changed during the first six months of 2007 as follows:

	Restructuring	Acquisition Related	Total

(In thousands)

Balance at December 31, 2006	$ 24,021	$ 2,370	$ 26,391
Reduction of accrued losses due to cash payments	(5,676)	(308)	(5,984)
Additional charges and adjustments	—	1,207	1,207
Accretion expense	805	74	879
Effects of foreign currency	—	54	54

Balance at June 30, 2007	$ 19,150	$ 3,397	$ 22,547

Current amount	$ 7,181	$ 920	$ 8,101
Long-term amount	11,969	2,477	14,446

Stock-Based Compensation

Through our stock-based compensation program, our Board of Directors is authorized to grant restricted stock units (RSUs), stock options and other stock-based awards. Our stock-based compensation program is intended to attract, retain and motivate talented employees and directors of the company, and to align stockholder and employee interests.

Stock-based compensation expense is recorded in selling, general and administrative expenses, net of estimated forfeitures amounts capitalized as computer software developed for internal use and contemporary imagery. Amounts recorded during the periods presented are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2007	2006	2007	2006

(In thousands, except per share amounts)

SFAS No. 123(R) stock-based compensation (net of estimated forfeitures)	$ 4,053	$ 4,158	$ 6,828	$ 7,596
Amounts capitalized as computer software developed for internal use and contemporary imagery	(232)	(254)	(86)	(386)

Impact of stock based compensation on income from operations	3,821	3,904	6,742	7,210
Income taxes	(1,265)	(1,320)	(2,224)	(2,419)

Impact of stock based compensation on net income	$ 2,556	$ 2,584	$ 4,518	$ 4,791

9	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

STOCK OPTIONS

The following table presents stock option activity for the first six months of 2007:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)
Balance at December 31, 2006	3,419	$46.75	2,862	$44.28
Exercised	(66)	27.87
Forfeited	(81)	72.91

Balance at June 30, 2007	3,272	46.49	2,899	44.46

The weighted average remaining contractual life of options exercisable at June 30, 2007 is approximately 5 years.

The aggregate intrinsic value of options vested at June 30, 2007 is $39.9 million (based on the market price of our common stock on this date). The aggregate intrinsic value of options vested plus those not yet vested but expected (at June 30, 2007) to vest is $38.1 million. There are approximately 3.3 million options vested or expected to vest (those outstanding less estimated forfeitures), with a weighted average exercise price of $46.44 and a weighted average remaining contractual term of approximately 5 years.

Total compensation cost not yet recognized for unvested stock options at June 30, 2007 was $7.1 million, which we expect to recognize over a weighted average period of approximately 2 years.

RESTRICTED STOCK UNITS (RSUs)

The following table presents RSU activity for the first six months of 2007:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share

	(In thousands)

Balance at December 31, 2006	740	$ 65.64
Granted	310	50.01
Vested	(103)	78.41
Forfeited	(38)	72.12

Balance at June 30, 2007	909	58.60

The grant date fair value of an RSU is the market price of our common stock on the date of grant, while the intrinsic value of an RSU is the market price of our common stock at the time of vesting. The aggregate intrinsic value of RSUs vested in the first six months of 2007 was $34.7 million. Total compensation expense not yet recognized for unvested RSUs outstanding as of June 30, 2007 was $43.4 million, which we expect to recognize over a weighted average period of approximately 3 years.

Advertising and Marketing

Advertising and marketing costs expensed during the three months ended June 30, 2007 and 2006 totaled $7.6 million and $5.4 million, respectively, and for the six months ended June 30, 2007 and 2006 totaled $13.3 million and $9.7 million, respectively. Prepaid marketing materials were insignificant at June 30, 2007 and December 31, 2006.

Related Party Transactions

On May 4, 2007, we acquired substantially all of the assets of Evolvs Media, Inc., a company owned and controlled by Bruce Livingstone, Senior Vice President (SVP) and Chief Executive Officer (CEO) of iStockphoto for a purchase price of $395,000 Canadian Dollars (CAD) and assumed an existing agreement for the lease of office space in Calgary, Canada, where the acquired company operates. The leased building is owned by Mr. Livingstone through a holding company and is leased by the acquired company for approximately $60,000 CAD per year for a term of 6 years.

10	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

On June 27, 2007, we acquired substantially all of the assets of Paper Thin Walls, Inc., an independent music community with reviews, news, and free music downloads, also owned primarily by Mr. Livingstone, for a purchase price of $965,000 CAD.

Recent Accounting Pronouncements

FASB STAFF POSITION (FSP) NO. EITF 00-19-2 “ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS”

On December 21, 2006, the FASB issued FSP EITF 00-19-2, which was effective immediately. This FSP specifies that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement (SFAS) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires accrual of a contingent liability if it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. This FSP is applicable to us, as our debentures are subject to a registration payment arrangement. However, we have not recorded a liability related to our registration rights agreement, as we do not consider the delay in the filing of past financial statements, nor any other events, to have triggered such a liability.

FASB STAFF POSITION NO. FIN 48-1 “DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48”

On May 2, 2007, the FASB issued FSP FIN 48-1, which was effective upon adoption of FIN No. 48. This FSP clarifies when uncertain tax positions recorded in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes” are considered settled. This FSP specifies that an enterprise shall recognize the benefit of a tax position when it is effectively settled, which is defined as when all of the following events have occurred:

a.	The taxing authority has completed its examination procedures including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax position.
b.	The enterprise does not intend to appeal or litigate any aspect of the tax position included in the completed examination.
c.	It is remote that the taxing authority would examine or reexamine any aspect of the tax position. In making this assessment management shall consider the taxing authority’s policy on reopening closed examinations and the specific facts and circumstances of the tax position. Management shall presume the taxing authority has full knowledge of all relevant information in making the assessment on whether the taxing authority would reopen a previously closed examination.

We adopted FIN No. 48 on January 1, 2007. Though this FSP did not have an impact on our financial statements for the six months ended June 30, 2007, we will apply the guidance in this FSP when evaluating settlement of uncertain tax positions in the future.

NOTE 2. ACQUISITIONS OF BUSINESSES

On April 25, 2007, we purchased all the shares of MediaVast, Inc., owner of WireImage and sub-brands FilmMagic and Contour Photos, located in New York, New York, for $197.3 million in net cash. MediaVast is one of the leading creators of entertainment and event imagery. We intend to maintain MediaVast’s three brands and its websites. The majority of the purchase price was preliminarily allocated to goodwill ($165.1 million) and identifiable intangible assets ($52.1 million). The purchase price allocation is expected to be completed during the third quarter of 2007.

On June 19, 2007, we purchased all of the shares of Pump Audio, Inc. for $42.5 million. Pump Audio, Inc., located in New York, New York, is a leading provider of quality independent music to content creators around the world. The majority of the purchase price is expected to be allocated to goodwill and identifiable intangible assets and has been preliminarily allocated $31.9 million to goodwill and $10.6 million to other identifiable intangible assets. The final purchase price allocation is expected to be completed during the third quarter of 2007.

We also purchased several other small companies subsequent to December 31, 2006. All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. All acquisitions year-to-date were not material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, forward foreign currency exchange contracts, accounts receivable, accounts payable, funds borrowed under a revolving senior credit facility and our convertible subordinated debentures. Forward for-

11	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

eign currency exchange contracts are carried at fair value. The fair value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under our senior revolving credit facility approximate their carrying values due to their short-term nature. The fair value of our debentures, based on quoted market prices, was approximately $269.7 million at June 30, 2007 and $261.2 million at December 31, 2006. These fair values were $4.7 million higher and $3.8 million lower, respectively, than the carrying value of the debentures at those dates.

NOTE 4. SHORT-TERM AND LONG-TERM DEBT

Debentures

We have $265.0 million of series B convertible subordinated debentures outstanding that expire in 2023. The debentures are convertible under certain circumstances as defined in the indenture governing the debentures and as disclosed in our 2006 Amended Annual Report on Form 10-K/A. We reclassified the principal amount of the debentures from long-term to current on our condensed consolidated balance sheet as of June 30, 2007, as the holders of our debentures have the right to require us to redeem the debentures for cash equal to the principal value plus any accrued interest on June 9, 2008.

Senior Credit Facility

On March 19, 2007, we terminated our 364-day $100 million unsecured senior revolving credit facility entered into with U.S. Bank on May 4, 2006. Also on March 19, 2007, we entered into a new agreement with U.S. Bank, as Administrative Agent and Sole Lead Arranger, for a 364-day senior unsecured revolving credit facility (the Facility). The Facility initially makes $200 million available for borrowing but allows us to increase the available funds to $350 million within the first six months of the term of the Facility. Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of debentures, and working capital requirements. Fees paid in connection with the establishment of the Facility are deferred and amortized to interest expense over the term of the Facility.

The interest rate on funds drawn down under the Facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We are charged 0.125% to 0.15% on funds available (initially $200 million and ultimately $350 million should we elect to increase the available funds) but not drawn down. The Facility requires us to maintain a maximum leverage ratio of 2.75 throughout its term. The leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter average of our earnings before interest expense, income tax expense, depreciation, amortization, non-cash items (including equity-based compensation expense) and any non-recurring items. The Facility is also subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility.

During the second quarter, we drew down $80 million under the Facility to partially fund the purchase of MediaVast and $40 million towards the purchase of Pump Audio, Inc. We believe we are in compliance with the covenants of the Facility as of June 30, 2007.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Commitments

There have been no material changes in our commitments outside the normal course of business since the 2006 year end. However we are now required to disclose our unrecognized tax benefits as commitments in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” The current portion of the unrecognized tax benefits at June 30, 2007 was $2.1 million, which is expected to be resolved in the next 12 months. The non-current portion at June 30, 2007 was $42.4 million, of which the timing of the resolution is uncertain.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure model and property releases for images we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by securing all necessary model and property releases for imagery for which we hold the copyright, by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us and by carrying insurance related to such claims. We also require contributing photographers, other imagery partners and sellers of businesses or image collections that we have purchased to indemnify us under certain circumstances, in the event a claim arises in relation to an image they have provided or

12	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

sold to us. Our other imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at June 30, 2007 and December 31, 2006.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at June 30, 2007 or December 31, 2006. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to the performance of these obligations.

Securities and Exchange Commission (SEC) Informal Inquiry

As announced on November 9, 2006, we received notice of an informal inquiry from the Securities Exchange Commission (SEC) into our historical stock option grant practices. As also announced on November 9, 2006, a Special Committee of the Board of Directors was established by our Board of Directors to conduct an independent investigation relating to historical equity award grant practices and related accounting for equity compensation. Their review and the review conducted by the company were completed in April, 2007, prior to filing our 2006 Amended Annual Report on Form 10-K/A. As a result of the review, we restated certain prior years’ financial statement through our 2006 Amended Annual Report on Form 10-K/A and recorded $27.2 million in additional equity compensation expense from 1998 to 2003. The SEC inquiry is ongoing and we are cooperating fully with the SEC. See our 2006 Amended Annual Report on Form 10-K/A for additional information.

Shareholder Derivative Lawsuits

There have been two derivative lawsuits filed against certain current and former executive officers and directors of the company. The lawsuits, seek remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The company is actively contesting these claims.

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

13	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2007	2006	2007	2006

(In thousands)

Net income	$33,653	$23,167	$71,683	$62,206
Net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	1,062	7,817	1,612	9,800
Net foreign currency translation adjustment gains	10,629	20,532	15,179	22,098
Net unrealized gains on short-term investments[1]	—	3,996	—	4,023

Total comprehensive income	$45,344	$55,512	$88,474	$98,127

[1]

In the second quarter of 2006, we transferred $4.0 million in losses out of accumulated other comprehensive income and into investment (loss) income. There were no gains and losses transferred out of accumulated other comprehensive income and into investment income (loss) in 2007.

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

	JUNE 30, 2007	DECEMBER 31, 2006

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	$18,874	$17,262
Accumulated net foreign currency translation adjustment gains	40,100	24,921

Total accumulated other comprehensive income	$58,974	$42,183

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

14	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

NOTE 7. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

We operate the company in two segments, traditional licensing and micropayment; however, we aggregate these two segments for reporting purposes because they have met the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,

	2007	% of Revenue	2006	% of Revenue	2007	% of Revenue	2006	% of Revenue

(In thousands, except percentages)

United States	$88,064	40%	$81,437	40%	$171,437	40%	$165,618	41%
United Kingdom	30,128	14%	28,400	14%	60,667	14%	55,025	14%
Germany	17,422	8%	17,191	8%	35,863	8%	33,362	8%
France	12,794	6%	12,211	6%	25,738	6%	23,919	6%
Rest of world	69,549	32%	65,369	32%	136,902	32%	127,113	31%

Total revenue	$217,957	100%	$204,608	100%	$430,607	100%	$405,037	100%

NOTE 8. INCOME TAXES

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, and applied the provisions of this Interpretation to all of our tax positions. Tax positions that met the more-likely-than-not recognition threshold at January 1, 2007 were recognized. In some instances this resulted in a different reserve than what was previously recorded. This difference was recorded as a cumulative effect adjustment to the opening balance of retained earnings in 2007. The cumulative-effect adjustment increased the reserves for uncertain tax positions by approximately $4.2 million and reduced retained earnings by the same amount. As of the adoption date, we had unrecognized tax benefits of $37.5 million, of which $35.5 million was non-current and $2.0 million was current.

As of June 30, 2007, we had unrecognized tax benefits of $44.5 million, of which $42.4 million was non-current and $2.1 million was current. The current portion of our unrecognized tax benefits at June 30, 2007 is expected to be resolved in the next 12 months, while the timing of the resolution of the non-current portion is uncertain. We anticipate the reserve to increase during the year for items that arise in the ordinary course of business. Such amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. Our expectations of these amounts are contemplated in our annual effective tax rate. The entire reserve, if recognized, would affect our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties included in the unrecognized tax benefit upon adoption of $37.5 million was insignificant. Prior to the adoption of FIN No. 48, we recognized interest and penalties related to unrecognized tax benefits in interest expense.

We conduct business globally and, as a result, our parent company (Getty Images, Inc.) and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S. and the U.K. With few exceptions, we are no longer subject to income tax examinations outside of the U.S. for years prior to 2001. The statute of limitations remains open with respect to our U.S. income tax returns for tax year 2003 (for which the statute of limitations expires on September 15, 2007) and subsequent years. As of June 30, 2007, we are under examination for tax years 2002 and 2003 by the tax authorities in the United Kingdom.

15	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 1

NOTE 9. SUBSEQUENT EVENT

On August 1, 2007, we announced a strategic restructuring that we committed to and initiated on July 30, 2007. The restructuring plan resulted from a review of our cost and organizational structures and includes a reduction in our workforce of approximately 100 employees worldwide, or approximately 5% of our full-time staff. The reductions will begin immediately and are expected to be completed by the end of the third quarter of 2007. As a result of these actions, we expect to record a cash, pre-tax restructuring charge of approximately $4 million in the third quarter of 2007, representing employee termination costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Many of the statements in this Quarterly Report on Form 10-Q are “forward-looking” statements and are based on our current expectations, assumptions and projections about Getty Images, Inc. and the market in which we operate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made on the basis of our views as of the date this document is filed with the Securities and Exchange Commission (SEC). These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict with respect to timing, extent and likelihood. These risks and uncertainties could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	Increased competition could reduce our revenues, margins and operating results;

•	Our financial results and stock price may fluctuate;

•	We may not be successful in acquiring or integrating businesses;

•	We may experience system and service disruptions and difficulties;

•	Systems security risks and concerns may harm our business;

•	Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights;

•	Our products and services may infringe on intellectual property rights of third parties and any infringement may require us to incur substantial costs and distract our management;

•	We have claims and lawsuits against us that may result in adverse outcomes;

•	Certain of our stock holders can exercise significant influence over our business and affairs;

•	We may lose the right to use “Getty Images” trademarks in the event we experience a change in control;

•	Our business depends on our ability to attract and retain talented employees;

•	An increase in government regulation of the internet and e-commerce could have a negative impact on our business;

•	We may have additional tax liabilities;

•	If our goodwill or other intangible assets become impaired we may be required to record a significant charge to earnings;

•	We may not be able to obtain external financing or service our indebtedness;

•	Changes in accounting may affect our reported earnings and operating income;

•	We operate a global business that exposes us to additional risks;

•	Certain provisions of our corporate documents and Delaware corporate law may deter a third party from acquiring us;

•	We have been named a party to two shareholder derivative lawsuits relating to historical stock option practices, and we may be named in additional lawsuits; and

•	The informal inquiry by the SEC into our historical stock option grant practices is ongoing and the outcome of this inquiry may have adverse consequences

Potential risks and uncertainties also include, among others, those specifically set forth in this section and those in Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” of our 2006 Amended Annual Report on Form 10-K/A. New risks emerge from time-to-time that may cause actual results to differ materially from those contained in any forward-looking statements. This should not be construed as a complete list of all factors that could

16	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 2

adversely affect our consolidated financial position, results of operations or liquidity. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish to, the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC.

GENERAL

The following should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2006 Amended Annual Report on Form 10-K/A.

Critical Accounting Policies and Estimates and Assumptions

There have been no material changes in our critical accounting policies and estimates and assumptions since December 31, 2006.

Acquisitions of Businesses

On April 25, 2007, we purchased all the shares of MediaVast, Inc., owner of WireImage and sub-brands FilmMagic and Contour Photos, located in New York, New York, for $197.3 million in net cash. MediaVast is one of the leading creators of entertainment and event imagery. We intend to maintain MediaVast’s three brands and its websites. The majority of the purchase price was preliminarily allocated to goodwill ($165.1 million) and identifiable intangible assets ($52.1 million). The purchase price allocation remains open and is expected to be completed during the third quarter of 2007.

On June 19, 2007, we purchased all of the shares of Pump Audio, Inc. for $42.5 million. Pump Audio, Inc., located in New York, New York, is a leading provider of quality independent music to content creators around the world. The majority of the purchase price is expected to be allocated to goodwill and identifiable intangible assets and has been preliminarily allocated $31.9 million to goodwill and $10.6 million to other identifiable intangible assets. The final purchase price allocation is expected to be completed during the third quarter of 2007.

We also purchased several other small companies subsequent to December 31, 2006. All acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. All acquisitions year-to-date were not material, individually or in the aggregate, to the company as a whole and, therefore, pro forma financial information is not presented.

RESULTS OF OPERATIONS

Below are selected highlights of our results of operations. All figures in the tables are shown in thousands, except percentages and include the impact of changes in foreign currency exchange rates.

Revenue

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended June 30	$217,957	100.0	$204,608	100.0	$13,349	6.5
Six months ended June 30	430,607	100.0	405,037	100.0	25,570	6.3

The impact of changes in foreign currency exchange rates on revenue was approximately $8.2 million or 4% for the three months ended June 30, 2007 and approximately $16.8 million or 4% for the six months ended June 30, 2007. Excluding this impact, revenue increased year over year due mainly to an increase in the volume and price per image of micropayment licenses and an increase in revenue from licenses of editorial imagery. This growth in revenue was offset in part by declines in revenue from licenses of rights-managed and traditional royalty free imagery (both volumes and price per image licensed). We expect the challenges associated with revenue from rights-managed and traditional royalty-free image licenses to continue, while we expect to continue to see growth in revenue from editorial and micropayment licenses and other areas of the business. For 2007, we expect to report overall single digit percentage growth in revenue.

17	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 2

Cost of Revenue

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended June 30	$58,188	26.7	$50,681	24.8	$7,507	14.8
Six months ended June 30	113,024	26.2	102,947	25.4	10,077	9.8

Cost of revenue increased as a percentage of revenue in 2007 over the corresponding periods in 2006, due primarily to a change in revenue mix, with revenue from lower margin editorial imagery representing a larger percentage of overall revenue, and revenue from higher margin traditional royalty free imagery representing a smaller percentage of overall revenue. Further, there has been a shift in the mix of imagery licensed within these portfolios towards imagery with higher royalty rates, such as micropayment and entertainment imagery. Management expects these trends to continue in the near term.

Selling, General and Administrative Expenses (SG&A)

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended June 30	$84,091	38.6	$77,861	38.0	$6,230	8.0
Six months ended June 30	165,494	38.4	152,137	37.6	13,357	8.8

Selling, general and administrative expenses increased in 2007 over the corresponding periods in 2006 due mainly to:

•

significant costs (approximately $1.3 million in the second quarter of 2007 and $5.4 million in the first two quarters of 2007) associated with our review of our equity compensation grant practices and related accounting and termination of a planned acquisition;

•

increased payroll costs, mainly in connection with employees that joined the company through recent acquisitions and annual salary increases, offset in part by the departure of employees not associated with recent acquisitions (mainly in connection with a restructuring initiated in the fourth quarter of 2006); and

•	increased marketing expenses.

Management expects selling, general and administrative costs to decrease sequentially in the second half of 2007, after considering the restructuring that was initiated in the third quarter of 2007 (see Subsequent Event below).

Income from Operations

	2007	Operating margin	2006	Operating margin	$ change	% change

Three months ended June 30	$53,078	24.4	$41,166	20.1	$11,912	28.9
Six months ended June 30	108,784	25.3	99,794	24.6	8,990	9.0

Income from operations and operating margin increased year over year primarily due to a decrease in restructuring costs of approximately $15 million, offset in part by an increase in selling, general and administrative costs in the first half of 2007.

Investment Income (Loss)

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended June 30	$2,321	1.1	$ (1,203)	(0.6)	$3,524	(292.9)
Six months ended June 30	5,615	1.3	2,813	0.7	2,802	99.6

Investment income increased year over year in 2007 due primarily to an increase in average interest rates, offset in part by a decrease in our average investments for the corresponding periods in 2006.

18	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 2

Interest Expense

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended June 30	$1,714	0.8	$377	0.2	$1,337	354.6
Six months ended June 30	2,148	0.5	734	0.2	1,414	192.6

The increase in interest expense year over year in 2007 is due to the $120.0 million borrowed under our senior credit facility to partially fund the acquisitions of MediaVast, Inc. and Pump Audio, Inc. during the second quarter of 2007.

Income Tax Expense

	2007	Effective tax rate	2006	Effective tax rate	$ change	% change

Three months ended June 30	$20,303	37.6	$15,751	40.5	$4,552	28.9
Six months ended June 30	40,044	35.8	39,045	38.6	999	2.6

The increase in our 2007 income tax expense is due primarily to increased income before taxes and the accrual of interest expense on income taxes payable in the U.S. now that our first tax return as a U.S. cash taxpayer is due, offset in part by a lower effective tax rate. Our effective tax rate during the first two quarters of 2007 decreased from the corresponding periods in 2006 primarily as a result of increased earnings in jurisdictions with lower tax rates and a valuation allowance that was recorded against U.S. capital losses in the second quarter 2006.

FINANCIAL CONDITION

Liquidity

	JUNE 30, 2007	DECEMBER 31, 2006

(In thousands, except current ratio)

Cash and cash equivalents	$288,578	$339,466
Working capital	$(64,351)	$353,824
Current ratio	0.88	3.66

A reclassification of our debentures from long-term to current (due to the ability of the holders to require us to redeem the debentures on June 9, 2008) decreased our working capital and current ratio as of June 30, 2007. Had we not reclassified the debentures, our working capital and current ratio would have been $200.6 million and 1.75, respectively, at June 30, 2007. The remaining decline in working capital is due mainly to cash paid for acquisitions of businesses during 2007. For further discussion of our reclassification of the debentures, see Note 4 to the Condensed Consolidated Financial Statements contained in this report.

Cash flows from investing activities decreased in 2007 as we paid more to acquire businesses in 2007 than the comparable period in 2006, and as we did not have any proceeds from the sale of investments in 2007. Cash flow from financing activities increased in 2007 as we borrowed $120 million in funds from our senior credit facility (the Facility) to fund, in part, business acquisitions in 2007, and we did not repurchase any of our common stock in 2007 as we did in 2006.

The interest rate on funds drawn down under the Facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We are charged 0.125% to 0.15% on funds available (initially $200 million and ultimately $350 million should we elect to increase the available funds) but not drawn down. The Facility requires us to maintain a maximum leverage ratio of 2.75 throughout its term. The leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter average of our earnings before interest expense, income tax expense, depreciation, amortization, non-cash items (including equity-based compensation expense) and any non-recurring items. The Facility is also subject to customary events of default, including events of default on our other outstanding

19	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 2

debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility.

There have been no material changes in our commitments outside the normal course of business since the 2006 year end. However we are now required to disclose our unrecognized tax benefits as commitments in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” The current portion of the unrecognized tax benefits at June 30, 2007 was $2.1 million, which is expected to be resolved in the next 12 months. The non-current portion at June 30, 2007 was $42.4 million, of which the timing of the resolution is uncertain. Management expects capital expenditures to range approximately $60 million to $65 million for the full year of 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) No. EITF 00-19-2 “Accounting For Registration Payment Arrangements”

On December 21, 2006, the FASB issued FSP EITF 00-19-2, which was effective immediately. This FSP specifies that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement (SFAS) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires accrual of a contingent liability if it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. This FSP is applicable to us, as our debentures are subject to a registration payment arrangement. However, we have not recorded a liability related to our registration rights agreement, as we do not consider the delay in the filing of past financial statements, nor any other events, to have triggered such a liability.

FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”

On May 2, 2007, the FASB issued FSP FIN 48-1, which was effective upon adoption of FIN No. 48. This FSP clarifies when uncertain tax positions recorded in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes” are considered settled. This FSP specifies that an enterprise shall recognize the benefit of a tax position when it is effectively settled, which is defined as when all of the following events have occurred:

a.	The taxing authority has completed its examination procedures including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax position.

b.	The enterprise does not intend to appeal or litigate any aspect of the tax position included in the completed examination.

c.	It is remote that the taxing authority would examine or reexamine any aspect of the tax position. In making this assessment management shall consider the taxing authority’s policy on reopening closed examinations and the specific facts and circumstances of the tax position. Management shall presume the taxing authority has full knowledge of all relevant information in making the assessment on whether the taxing authority would reopen a previously closed examination.

We adopted FIN No. 48 on January 1, 2007. Though this FSP did not have an impact on our financial statements for the six months ended June 30, 2007, we will apply the guidance in this FSP when evaluating settlement of uncertain tax positions in the future.

SUBSEQUENT EVENT

On August 1, 2007, we announced a strategic restructuring that we committed to and initiated on July 30, 2007. The restructuring plan resulted from a review of our cost and organizational structures and includes a reduction in our workforce of approximately 100 employees worldwide, or approximately 5% of our full-time staff. The reductions will begin immediately and are expected to be completed by the end of the third quarter of 2007. As a result of these actions, we expect to record a cash, pre-tax restructuring charge of approximately $4 million in the third quarter of 2007, representing employee termination costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our $120 million of borrowings under our senior credit facility (the Facility) expose us to interest rate risk. Interest owed on funds borrowed under the facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We are charged 0.125% to 0.15% on funds available (initially $200 million and ultimately $350 million should we elect to increase the available funds) but not drawn down. The Facility requires us to maintain a maximum leverage ratio of 2.75 throughout its term. The leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter average of our earnings before interest expense, income tax

20	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART I	ITEM 3

expense, depreciation, amortization, non-cash items (including equity-based compensation expense) and any non-recurring items. The Facility is also subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility.

FOREIGN CURRENCY EXCHANGE RATE RISK

Based on the forward foreign currency exchange contracts outstanding at June 30, 2007 and December 31, 2006, a hypothetical 10% strengthening of the U.S. dollar against the exchange rates for the foreign currencies bought or sold through forward foreign currency exchange contracts would result in exchange gains of approximately $3.1 million and $1.6 million, respectively. A hypothetical 10% weakening of the U.S. dollar would result in losses of similar amounts. However, these hypothetical losses or gains would be offset, at least in part, by gains or losses generated from revaluing the underlying exposures these contracts are hedging.

Based on the forward foreign currency exchange contracts outstanding at June 30, 2007 and December 31, 2006, a hypothetical 10% strengthening of the British pound against the exchange rates for the foreign currencies to be bought or sold through forward foreign currency exchange contracts would result in an exchange loss of a negligible amount and a loss of $0.8 million, respectively. A hypothetical 10% weakening of the British pound would result in gains of similar amounts. However, these hypothetical gains or losses would be offset, at least in part, by losses or gains generated from revaluing the underlying exposures these contracts are hedging.

Based on the forward foreign currency exchange contracts outstanding at June 30, 2007 and December 31, 2006, a hypothetical 10% strengthening of the euro against the exchange rates for the foreign currencies to be bought or sold through forward foreign currency exchange contracts would result in an exchange loss of approximately $1.7 million and a gain of $1.5 million, respectively. A hypothetical 10% weakening of the euro would result in a gain and a loss of similar amounts. However, these hypothetical gains or losses would be offset, at least in part, by losses or gains generated from revaluing the underlying exposures these contracts are hedging.

There have been no other material changes in our exposure to market risks since December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, these disclosure controls and procedures were effective to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this quarterly report on Form 10-Q that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) identified in connection with management’s evaluation of the effectiveness of our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

21	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	PART II	ITEM 1

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities and Exchange Commission (SEC) Informal Inquiry

As announced on November 9, 2006, we had received notice of an informal inquiry from the Securities Exchange Commission (SEC) into our historical stock option grant practices. As also announced on November 9, 2006, a Special Committee of the Board of Directors was established by our Board of Directors to conduct an independent investigation relating to historical equity award grant practices and related accounting for equity compensation. Their review and the review conducted by the company were completed in April, 2007, prior to filing our 2006 Amended Annual Report on Form 10-K/A. As a result of the review, we restated certain prior years’ financial statement through our 2006 Amended Annual Report on Form 10-K/A and recorded $27.2 million in additional equity compensation expense from 1998 to 2003. The SEC inquiry is ongoing and we are cooperating fully with the SEC. See our 2006 Amended Annual Report on Form 10-K/A for additional information.

Shareholder Derivative Lawsuits

There have been two derivative lawsuits filed against certain current and former executive officers and directors of the company. The lawsuits, seek remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The company is actively contesting these claims.

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

There have been no material changes in our risk factors since December 31, 2006, which can be found in our 2006 Amended Annual Report on Form 10-K/A. The reader should carefully consider our risk factors contained in our 2006 Amended Annual Report on Form 10-K/A and in Item 2, “Managements’ Discussion and Analysis of Financial Condition and the Result of Operations.” Such risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this Quarterly Report on Form 10-Q or other filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index beginning on page 23 for a list of all exhibits filed as part of this report.

22	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 8, 2007

23	GETTY IMAGES, INC.	Q2 2007	FORM 10-Q	EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.1	*	Employment agreement between Getty Images UK Limited and Bo T. Olofsson, dated November 15, 2005 (7)

10.2	*	Employment agreement between Getty Images, Inc. and Nicholas E. Evans-Lombe, dated August 1, 2005 and amended May 23, 2007 (7)

10.3	*	Separation agreement between Getty Images, Inc. and Jack Sansolo, dated May 4, 2007 (1)

10.4		Acquisition agreement between Getty Images, Inc. and MediaVast, Inc. dated as of February 21, 2007 (2)

10.5		Sublease agreement between Getty Images (US), Inc. and New York Magazine Holdings L.L.C. , dated as of March 12, 2007 (3)

10.6		US Bank Credit Facility, dated as of March 19, 2007 (4)

10.7		Sublease agreement between Getty Images (US), Inc. and Gardinia Real Estate L.L.C., dated as of May 3, 2007 (5)

10.8		Sublease agreement between Getty Images, Inc. and Google Inc., dated as of May 14, 2007 (6)

10.9		Stock purchase agreement between Getty Images (US), Inc. and Pump Audio, Inc. dated as of June 19, 2007 (7)

12.1		Statement regarding computation of ratio of earnings to fixed charges (7)

31.1		Section 302 Certification by Jonathan D. Klein, CEO (7)

31.2		Section 302 Certification by Thomas Oberdorf, CFO (7)

32.1		Section 906 Certification by Jonathan D. Klein, CEO (7)

32.2		Section 906 Certification by Thomas Oberdorf, CFO (7)

*	Indicates management contract or compensatory plans or arrangement.
(1)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed on May 9, 2007
(2)	Incorporated by reference from Exhibits to the Registrant’s Amended Current Report on Form 8-K/A filed on February 23, 2007
(3)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed on March 16, 2007
(4)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed on March 23, 2007
(5)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed on May 11, 2007
(6)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed on May 18, 2007
(7)	Filed herewith