Form 10-Q
period 2007-09-30
GETTY IMAGES INC
filed 2007-11-08
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒                                Accelerated filer  ☐                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At October 31, 2007, there were 59,552,868 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q3 2007	FORM 10-Q

1	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2007	2006	2007	2006

(In thousands, except per share amounts)

Revenue	$208,860	$197,917	$639,468	$602,955
Cost of revenue (exclusive of items shown separately below)	56,232	50,298	169,256	153,245
Selling, general and administrative expenses	84,003	73,624	249,497	225,761
Depreciation	15,995	13,899	45,622	39,416
Amortization	8,353	5,507	20,669	14,420
Restructuring costs	4,192	6	4,719	16,818
Other operating expenses (income)	330	391	1,166	(692)

Operating expenses	169,105	143,725	490,929	448,968

Income from operations	39,755	54,192	148,539	153,987
Investment income	2,851	2,295	8,466	5,108
Interest expense	(2,630)	(394)	(4,778)	(1,128)
Other non-operating (expenses) income	(224)	185	(749)	(437)

Income before income taxes	39,752	56,278	151,478	157,530
Income tax expense	(14,073)	(18,952)	(54,116)	(57,997)

Net income	$25,679	$37,326	$97,362	$99,533

Earnings per share
Basic	$0.43	$0.62	$1.64	$1.63
Diluted	0.43	0.62	1.62	1.60

Shares used in computing earnings per share
Basic	59,364	59,791	59,263	61,200
Diluted	59,905	60,577	59,995	62,231

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	SEPTEMBER 30, 2007	DECEMBER 31, 2006

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$303,025	$339,466
Accounts receivable, net	126,378	121,232
Prepaid expenses	14,959	13,685
Deferred income taxes, net	8,886	11,142
Income taxes receivable	1,186	—
Other current assets	1,768	1,500

Total current assets	456,202	487,025
Property and equipment, net	158,083	147,133
Goodwill	1,234,240	1,001,027
Identifiable intangible assets, net	124,563	77,234
Other long-term assets	1,905	1,965

Total assets	$1,974,993	$1,714,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$76,841	$74,297
Accrued expenses	30,444	39,412
Income taxes payable	33	6,353
Deferred revenue	18,273	12,897
Short-term debt	345,000	—
Other current liabilities	290	242

Total current liabilities	470,881	133,201
Long-term debt	—	265,000
Deferred income taxes, net	45,170	11,596
Other long-term liabilities	63,495	56,350

Total liabilities	579,546	466,147

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock	630	626
Additional paid-in capital	1,337,224	1,321,645
Common stock repurchased	(207,676)	(207,676)
Retained earnings	184,649	91,459
Accumulated other comprehensive income (Note 6)	80,620	42,183

Total stockholders’ equity	1,395,447	1,248,237

Total liabilities and stockholders’ equity	$1,974,993	$1,714,384

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock $0.01 Par Value	Common Stock	Additional Paid-In Capital	Common Stock Repurchased	Retained Earnings	Accumulated Other Comprehensive Income	Total

(In thousands)

Balance at December 31, 2006	59,096	$626	$1,321,645	$ (207,676)	$91,459	$42,183	$1,248,237
Net income	—	—	—	—	97,362	—	97,362
Other comprehensive income	—	—	—	—	—	38,437	38,437
Stock-based compensation activity and related income tax effects	405	4	15,579	—	—	—	15,583
Cumulative effect of adopting FIN No. 48	—	—	—	—	(4,172)	—	(4,172)

Balance at September 30, 2007	59,501	$630	$1,337,224	$(207,676)	$184,649	$80,620	$1,395,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006

(In thousands)

Cash flows from operating activities
Net income	$97,362	$99,533
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	45,622	39,416
Amortization of identifiable intangible assets	20,669	14,420
Deferred income taxes	14,634	8,665
Stock-based compensation	9,931	11,459
Restructuring costs	4,719	16,818
Bad debt expense	3,712	3,056
Change in unrecognized income tax benefits	7	4,476
Loss on sale of available-for-sale investments	—	3,956
Other changes in long-term assets and liabilities, net	1,961	(4,369)
Changes in current assets and liabilities, net of effects of business acquisitions
Accounts receivable	2,259	10,911
Accounts payable	(13,072)	(14,265)
Accrued expenses	(21,806)	(17,811)
Changes in other current assets and liabilities, net	4,613	5,268

Net cash provided by operating activities	170,611	181,533

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(252,403)	(196,018)
Acquisition of property and equipment	(49,189)	(49,603)
Acquisition of available-for-sale investments	—	(9,330)
Proceeds from available-for-sale investments	—	304,443
Other investing activities	—	300

Net cash (used in) provided by investing activities	(301,592)	49,792

Cash flows from financing activities
Senior credit facility borrowing	120,000	—
Repayment of debt	(41,297)	—
Proceeds from the issuance of common stock	5,917	6,826
Common stock repurchased	—	(175,082)
Other financing activities	(520)	2,492

Net cash provided by (used in) financing activities	84,100	(165,764)

Effects of exchange rate changes	10,440	2,009

Net (decrease) increase in cash and cash equivalents	(36,441)	67,570
Cash and cash equivalents, beginning of period	339,466	223,084

Cash and cash equivalents, end of period	$303,025	$290,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

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

6	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of shares of Getty Images common stock (common shares) outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the effect of dilutive stock options, restricted stock, restricted stock units (RSUs) and our convertible subordinated debentures.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2007	2006	2007	2006

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders (numerator)	$25,679	$37,326	$97,362	$99,533
Weighted average common shares outstanding (denominator)	59,364	59,791	59,263	61,200
Basic earnings per share	$0.43	$0.62	$1.64	$1.63

Diluted Earnings per Share
Income available to common stockholders (numerator)	$25,679	$37,326	$97,362	$99,533

Weighted average common shares outstanding	59,364	59,791	59,263	61,200
Dilutive equity awards	541	786	732	1,031

Total weighted average common shares and dilutive securities (denominator)	59,905	60,577	59,995	62,231

Diluted earnings per share	$0.43	$0.62	$1.62	$1.60

Approximately 2.5 million and 2.0 million common shares potentially issuable from stock options for the three months ended September 30, 2007 and 2006, respectively, and approximately 2.4 million and 1.5 million common shares potentially issuable from stock options for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the computations of diluted earnings per share because they were anti-dilutive.

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

The closing price of our common stock on October 31, 2007 was $28.25 per share.

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $17.5 million and $15.7 million at September 30, 2007 and December 31, 2006, respectively. Provisions for doubtful accounts recorded during the three months ended September 30, 2007 and 2006 totaled $1.5 million and $0.9 million, respectively, and during each of the nine months ended September 30, 2007 and 2006, totaled $3.8 million and $3.1 million, respectively. Estimated sales returns are recorded as a

7	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

reduction of revenue and were insignificant in all periods presented. Approximately 6% of our accounts receivable balance, net of allowances for doubtful accounts and sales returns, was more than 90 days old at September 30, 2007 and approximately 5% at December 31, 2006. These percentages are within the normal range for our business.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		SEPTEMBER 30, 2007			DECEMBER 31, 2006

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$ 341,205	$ (280,703)	$ 60,502	$ 316,729	$ (253,085)	$ 63,644
Computer hardware and software purchased	3	131,474	(108,267)	23,207	115,163	(98,670)	16,493
Computer software developed for internal use	3	120,182	(87,074)	33,108	102,837	(73,938)	28,899
Furniture, fixtures and studio equipment	5	38,218	(33,134)	5,084	35,686	(30,924)	4,762
Leasehold improvements	2-20	28,107	(11,037)	17,070	25,153	(8,945)	16,208
Archival imagery	40	25,379	(6,309)	19,070	22,710	(5,642)	17,068
Other property and equipment	3-4	544	(502)	42	522	(463)	59

Totals		$ 685,109	$ (527,026)	$ 158,083	$ 618,800	$ (471,667)	$ 147,133

Depreciation of computer software developed for internal use was $4.1 million and $4.5 million for the three months ended September 30, 2007 and 2006, respectively, and $12.2 million and $15.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Goodwill

We review goodwill for impairment annually as of August 31 and between annual tests in certain circumstances. Circumstances that could indicate impairment and require us to perform impairment tests more frequently than annually include: significant adverse changes in legal factors or market and economic conditions; a significant decline in the financial results of our operations; significant changes in our strategic plans; adverse actions by regulators; unanticipated changes in competition and our market share; or a planned disposition of a significant portion of our business. When assessing impairment, we estimate the implied fair value of each of our operating segments based on a discounted cash flow model that involves significant assumptions and estimates, including our future financial performance, our future weighted average cost of capital and our interpretation of currently enacted tax laws. At August 31, 2007, the implied fair value of our goodwill exceeded its carrying value in both of our operating segments and, therefore, our goodwill was not impaired. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations.

Goodwill changed during the first nine months of 2007 as follows:

(In thousands)

Balance at December 31, 2006	$ 1,001,027
Acquisitions of businesses	214,409
Effects of foreign currency translation	18,804

Balance at September 30, 2007	$ 1,234,240

8	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

			SEPTEMBER 30, 2007			DECEMBER 31, 2006

	Range of Estimated Useful Lives (in years)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks, trade names and copyrights	2-10	[1]	$ 65,925	$ (17,756)	$ 48,169	$ 47,884	$ (13,395)	$ 34,489
Customer lists, contracts and relationships	2-7		78,419	(35,360)	43,059	56,867	(25,662)	31,205
Contributor contracts	3-10		36,878	(8,940)	27,938	11,821	(3,551)	8,270
Other identifiable intangible assets	2-10		11,478	(6,081)	5,397	6,770	(3,500)	3,270

Totals			$ 192,700	$ (68,137)	$ 124,563	$ 123,342	$ (46,108)	$ 77,234

[1]	Included in trademarks, trade names and copyrights above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

Expected amortization of identifiable intangible assets for the five years ending December 31, 2011, is as follows:

FISCAL YEAR

(In thousands)

2007	$ 29,151
2008	30,907
2009	23,688
2010	16,750
2011	14,331

Leases

Rent expense, net of sublease income, was $4.0 million and $4.5 million for the three months ended September 30, 2007 and 2006, respectively, and $12.4 million and $13.5 million for the nine months ended September 30, 2007 and 2006, respectively. Sublease income recorded as an offset to rent expense was $0.4 million for both the three months ended September 30, 2007 and 2006, and $1.3 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

9	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

Our accrued losses on leased properties changed during the first nine months of 2007 as follows:

	Restructuring	Acquisition Related	Total

(In thousands)

Balance at December 31, 2006	$ 24,021	$ 2,370	$ 26,391
Reduction of accrued losses due to net cash payments	(8,670)	(520)	(9,190)
Additional charges and adjustments	—	162	162
Accretion expense	1,076	113	1,189
Effects of foreign currency	—	154	154

Balance at September 30, 2007	$ 16,427	$ 2,279	$ 18,706

Current amount	$ 2,560	$ 392	$ 2,952
Long-term amount	13,867	1,887	15,754

Stock-Based Compensation

Through our stock-based compensation program, our Board of Directors is authorized to grant RSUs, stock options and other stock-based awards. Our stock-based compensation program is intended to attract, retain and motivate talented employees and directors of the company, and to align stockholder and employee interests.

Stock-based compensation expense is recorded in selling, general and administrative expenses, net of estimated forfeitures and amounts capitalized as computer software developed for internal use and contemporary imagery. Amounts recorded during the periods presented are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2007	2006	2007	2006

(In thousands, except per share amounts)

SFAS No. 123(R) stock-based compensation (net of estimated forfeitures)	$ 3,276	$ 4,473	$ 10,104	$ 12,069
Amounts capitalized as computer software developed for internal use and contemporary imagery	(86)	(224)	(172)	(610)

Impact of stock-based compensation on income from operations	3,190	4,249	9,932	11,459
Income taxes	(1,039)	(1,423)	(3,263)	(3,842)

Impact of stock-based compensation on net income	$ 2,151	$ 2,826	$ 6,669	$ 7,617

STOCK OPTIONS

The following table presents stock option activity for the first nine months of 2007:

	OUTSTANDING		EXERCISABLE			EXERCISABLE OR EXPECTED TO VEST

	Number of Shares	Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price	Number of Shares		Weighted Average Exercise Price

(In thousands, except per share amounts)

Balance at December 31, 2006	3,419	$46.75	2,862		$44.28	3,389		$46.60
Pre–vesting forfeitures	(39)	60.05
Post–vesting cancellations	(75)	73.64
Exercises	(255)	23.18

Balance at September 30, 2007	3,050 [1]	47.90	2,741	[1]	46.07	3,041	[1]	47.82

[1]	The weighted average remaining contractual life of these options was approximately 5 years as of September 30, 2007.

10	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

The aggregate intrinsic value of options exercisable at September 30, 2007 was $3.5 million (based on the market price of our common stock on that date). The additional 0.3 million options not yet exercisable but expected to vest (and become exercisable) had no intrinsic value at September 30, 2007, as their exercise prices exceeded the market value of our common stock on that date ($27.80 per share).

Total compensation cost not yet recognized for unvested stock options at September 30, 2007 was $6.1 million, which we expect to recognize over a weighted average period of approximately 2 years.

RESTRICTED STOCK UNITS (RSUs)

The following table presents RSU activity for the first nine months of 2007:

	Number of Units	Weighted-Average Grant Date Fair Value Per Share [1]

	(In thousands)

RSUs outstanding and unvested at December 31, 2006	740	$ 65.64
Grants	660	42.95
Pre–vesting forfeitures	(173)	57.38
Vesting	(170)	66.70

RSUs outstanding and unvested at September 30, 2007	1,057	52.66

[1]	The grant date fair value of an RSU is the market price of our common stock on the date of grant.

The aggregate intrinsic value of RSUs that vested during the first nine months of 2007 was $7.7 million (based on the market price of our common stock on their respective vest dates). Total compensation expense not yet recognized for unvested RSUs outstanding as of September 30, 2007 was $41.5 million, which we expect to recognize over a weighted average period of approximately 3 years.

Advertising and Marketing

Advertising and marketing costs expensed during the three months ended September 30, 2007 and 2006 totaled $5.8 million and $5.5 million, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $19.1 million and $15.2 million, respectively. Prepaid marketing costs were $1.7 million at September 30, 2007 and $0.4 million at December 31, 2006.

Recent Accounting Pronouncements

PROPOSED FASB STAFF POSITION (FSP) NO. APB 14-a, “ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)”

This proposed FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components of such instruments in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP has not been finalized but is proposed to become effective January 1, 2008, with retrospective application required. If this FSP were to be finalized as proposed, our interest expense would increase significantly. However, there would be no change in the amount of interest we pay in cash.

FSP NO. FIN 48-1, “DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48”

On May 2, 2007, the FASB issued FSP FIN 48-1, which was effective upon adoption of FIN No. 48. This FSP clarifies when uncertain tax positions recorded in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes,” are considered settled. This FSP specifies that an enterprise shall recognize the benefit of a tax position when it is effectively settled, which is defined as when all of the following events have occurred:

a.	The taxing authority has completed its examination procedures including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax position.
b.	The enterprise does not intend to appeal or litigate any aspect of the tax position included in the completed examination.

11	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

c.	It is remote that the taxing authority would examine or reexamine any aspect of the tax position. In making this assessment management shall consider the taxing authority’s policy on reopening closed examinations and the specific facts and circumstances of the tax position. Management shall presume the taxing authority has full knowledge of all relevant information in making the assessment on whether the taxing authority would reopen a previously closed examination.

We adopted FIN No. 48 on January 1, 2007. We are applying the guidance in this FSP when evaluating settlements of uncertain tax positions.

FSP NO. EITF 00-19-2, “ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS”

On December 21, 2006, the FASB issued FSP EITF 00-19-2, which was effective immediately. This FSP specifies that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires accrual of a contingent liability if it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. This FSP is applicable to us, as our debentures are subject to a registration payment arrangement. However, we are not aware of any events that would have triggered such a liability.

SFAS NO. 157, “FAIR VALUE MEASUREMENTS”

In September of 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. As this statement is to be applied prospectively, it will not impact our financial statements upon adoption. However, it will dictate the way we determine fair values in the future.

NOTE 2. ACQUISITIONS OF BUSINESSES

On April 25, 2007, we purchased all the shares of MediaVast, Inc., owner of WireImage and sub-brands FilmMagic and Contour Photos, located in New York, New York, for $197.3 million in net cash. MediaVast is one of the leading creators of entertainment and event imagery. The majority of the purchase price was allocated to goodwill ($166.7 million), identifiable intangible assets ($52.1 million) and deferred tax liabilities ($14.9 million).

On June 19, 2007, we purchased all of the shares of Pump Audio, Inc. for $41.3 million (before future potential cash adjustments based on the working capital of the acquired company). Pump Audio, Inc., located in New York, New York, is a leading provider of quality independent music to content creators around the world. The majority of the purchase price was allocated to goodwill ($36.4 million), identifiable intangible assets ($9.6 million) and deferred tax liabilities ($3.5 million).

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

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, forward foreign currency exchange contracts, accounts receivable, accounts payable and debt. Forward foreign currency exchange contracts are carried at fair value. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The fair value of our convertible debt, based on quoted market prices, was approximately $253.1 million at September 30, 2007 and $261.2 million at December 31, 2006. These fair values were $11.9 million and $3.8 million lower, respectively, than the carrying value of the debentures at those dates.

12	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

NOTE 4. SHORT-TERM AND LONG-TERM DEBT

Debentures

We have $265.0 million of series B convertible subordinated debentures outstanding that expire in 2023. The debentures are convertible under certain circumstances as defined in the indenture governing the debentures and as disclosed in our 2006 Amended Annual Report on Form 10-K/A. We reclassified the principal amount of the debentures from long-term to current on our Condensed Consolidated Balance Sheet during the second quarter of 2007, as the holders of our debentures have the right to require us to redeem the debentures for cash equal to the principal value plus any accrued interest on June 9, 2008.

Senior Credit Facility

On March 19, 2007, we terminated our 364-day $100 million unsecured senior revolving credit facility that we had entered into with U.S. Bank on May 4, 2006. Also on March 19, 2007, we entered into a new agreement with U.S. Bank, as Administrative Agent and Sole Lead Arranger, for a $200 million 364-day senior unsecured revolving credit facility (the Facility). Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of debentures, and working capital requirements. Fees paid in connection with the establishment of the Facility are deferred and amortized to interest expense over the term of the Facility.

The interest rate on funds drawn down under the Facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We are charged 0.125% to 0.15% on funds available but not drawn down. The Facility permits us to maintain a maximum leverage ratio of 2.75 throughout its term. The leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter earnings before interest expense, income tax expense, depreciation, amortization, non-cash items (including stock-based compensation expense) and any non-recurring items. The Facility is also subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility.

In the second quarter of 2007, we drew down $80 million under the Facility to partially fund the purchase of MediaVast and $40 million towards the purchase of Pump Audio, Inc. During the third quarter, we repaid $40 million of the borrowed funds, leaving $80 million due on the Facility as of September 30, 2007. We are in compliance with the covenants of the Facility as of September 30, 2007.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Commitments

There have been no material changes in our commitments outside the normal course of business since the 2006 year end. However, we are now required to disclose our unrecognized tax benefits as commitments in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” The current portion of our unrecognized tax benefits at September 30, 2007 was $2.0 million, which is expected to be resolved in the next 12 months. The non-current portion at September 30, 2007 was $38.1 million, of which the timing of the resolution is uncertain.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure model and property releases for images we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by securing all necessary model and property releases for imagery for which we hold the copyright, by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us and by carrying insurance related to such claims. We also require contributing photographers, other imagery partners and sellers of businesses or image collections that we have purchased to indemnify us under certain circumstances, in the event a claim arises in relation to an image they have provided or sold to us. Our other imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at September 30, 2007 and December 31, 2006.

13	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include:

•	agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services;

•	agreements with certain customers, under which we indemnify them for specific copyright claims related to their use of particular images or footage;

•	agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services;

•	agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services;

•	real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property;

•	agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us;

•	agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and

•	agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at September 30, 2007 or December 31, 2006. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to the performance of these obligations.

Securities and Exchange Commission (SEC) Informal Inquiry

As announced on November 9, 2006, we received notice of an informal inquiry from the Securities Exchange Commission (SEC) into our historical stock option grant practices. As also announced on November 9, 2006, a Special Committee of the Board of Directors was established by our Board of Directors to conduct an independent investigation relating to historical equity award grant practices and related accounting for equity compensation. Their review and the review conducted by the company were completed in April, 2007, prior to filing our 2006 Amended Annual Report on Form 10-K/A. As a result of the review, we restated certain prior years’ financial statements through our 2006 Amended Annual Report on Form 10-K/A and recorded $27.2 million in additional equity compensation expense from 1998 to 2003. The SEC inquiry is ongoing and we are cooperating fully with the SEC. See our 2006 Amended Annual Report on Form 10-K/A for additional information.

Shareholder Derivative Lawsuits

There have been two derivative lawsuits filed against certain current and former executive officers and directors of the company. The lawsuits seek remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The company is actively contesting these claims.

Legal Claims

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

14	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2007	2006	2007	2006

(In thousands)

Net income	$25,679	$37,326	$97,362	$99,533
Net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	2,604	628	4,215	10,428
Net foreign currency translation adjustment gains	19,043	769	34,222	22,869
Net unrealized gains on short-term investments [1]	—	—	—	4,023

Total comprehensive income	$47,326	$38,723	$135,799	$136,853

[1]

In the second quarter of 2006, we realized $4.0 million in losses on short-term investments, moving unrealized losses out of accumulated other comprehensive income and into investment income. There were no such gains or losses realized in 2007.

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

	SEPTEMBER 30, 2007	DECEMBER 31, 2006

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	$21,477	$17,262
Accumulated net foreign currency translation adjustment gains	59,143	24,921

Total accumulated other comprehensive income	$80,620	$42,183

Deferred taxes are not provided on unrealized foreign exchange gains and losses on foreign currency denominated long-term intercompany balances or on translation adjustments, with the exception of those in the U.K., because we expect that these investments in our foreign subsidiaries will be permanent. It is not practicable to calculate the unrecognized deferred tax asset or liability for temporary differences related to these exchange gains or losses.

NOTE 7. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

We operate the company in two segments, traditional licensing and micropayment; however, we aggregate these two segments for reporting purposes because they meet the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

15	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

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

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,

	2007	% of Revenue	2006	% of Revenue	2007	% of Revenue	2006	% of Revenue

(In thousands, except percentages)

United States	$85,214	41%	$74,539	38%	$258,711	41%	$240,157	40%
United Kingdom	30,465	15%	28,517	14%	91,595	14%	83,541	14%
Germany	18,583	9%	17,539	9%	54,625	9%	50,901	8%
France	10,915	5%	11,507	6%	36,710	6%	35,426	6%
Rest of world	63,683	30%	65,815	33%	197,827	30%	192,930	32%

Total revenue	$208,860	100%	$197,917	100%	$639,468	100%	$602,955	100%

NOTE 8. RESTRUCTURING COSTS

On August 1, 2007, we announced a restructuring, which resulted in a reduction in our workforce of approximately 100 employees worldwide, or approximately 5% of our full-time staff. All affected employees were notified during the third quarter of 2007. The total costs associated with the restructuring and those paid during the quarter are illustrated in the table below:

(In thousands)

Employee termination costs associated with the restructuring	$3,862
Reduction of accrued employee termination costs due to payments	(3,209)

Balance of accrued employee termination costs at September 30, 2007	$653

Approximately $3.9 million of the $4.2 million in restructuring costs we recorded during the third quarter of 2007 related to employee termination costs (as discussed above), while the remaining $0.3 million related to vacated leased facilities. See Note 1 for additional information on lease loss accruals.

NOTE 9. INCOME TAXES

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” and applied its provisions to all of our tax positions. Tax positions that met the more-likely-than-not recognition threshold at January 1, 2007 were recognized. In some instances, this resulted in a different reserve than what was previously recorded. This difference was recorded as a cumulative effect adjustment to the opening balance of retained earnings in 2007. The cumulative-effect adjustment increased the reserves for uncertain tax positions by approximately $4.2 million and reduced retained earnings by the same amount. As of the adoption date, we had unrecognized tax benefits of $37.5 million, of which $35.5 million was non-current and $2.0 million was current.

As of September 30, 2007, we had unrecognized tax benefits of $40.1 million, of which $38.1 million was non-current and $2.0 million was current. The current portion of our unrecognized tax benefits at September 30, 2007 is expected to be resolved in the next 12 months, while the timing of the resolution of the non-current portion is uncertain. The resolution of these items may result in additional or reduced income tax expense. We anticipate that our reserves will increase during the year for items that arise in the ordinary course of business. These amounts will be reflected as an increase in the amount of unrecognized tax benefits and an increase to the current period tax expense. Our expectations of these amounts are contemplated in our annual effective tax rate. The entire reserve, if recognized, would affect our effective tax rate. Possible releases of reserves due to expirations of statutes of limitations will have the effect of decreasing our income tax expense and effective tax rate when they occur.

16	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 1

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties included in the unrecognized tax benefit upon adoption of $37.5 million was insignificant. Prior to the adoption of FIN No. 48, we recognized interest and penalties related to unrecognized tax benefits in interest expense.

We conduct business globally and, as a result, our parent company (Getty Images, Inc.) and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.S. and the U.K. With few exceptions, we are no longer subject to income tax examinations outside of the U.S. for years 2001 and prior. The statute of limitations remains open with respect to our U.S. income tax returns for tax year 2004 and subsequent years. As of September 30, 2007, we are under examination for tax years 2002 and 2003 by the tax authorities in the U.K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Many of the statements in this Quarterly Report on Form 10-Q are “forward-looking” statements and are based on our current expectations, assumptions and projections about Getty Images, Inc. and the market in which we operate. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made on the basis of our views as of the date this document is filed with the Securities and Exchange Commission (SEC). These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict with respect to timing, extent and likelihood. These risks and uncertainties could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	Increased competition could reduce our revenues, margins and operating results;

•	Our financial results and stock price may fluctuate;

•	We may not be successful in acquiring or integrating businesses;

•	We may experience system and service disruptions and difficulties;

•	Systems security risks and concerns may harm our business;

•	Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights;

•	Our products and services may infringe on intellectual property rights of third parties and any infringement may require us to incur substantial costs and distract our management;

•	We have claims and lawsuits against us that may result in adverse outcomes;

•	Certain of our stock holders can exercise significant influence over our business and affairs;

•	We may lose the right to use “Getty Images” trademarks in the event we experience a change in control;

•	Our business depends on our ability to attract and retain talented employees;

•	An increase in government regulation of the internet and e-commerce could have a negative impact on our business;

•	We may have additional tax liabilities;

•	If our goodwill or other intangible assets become impaired we may be required to record a significant charge to earnings;

•	We may not be able to obtain external financing or service our indebtedness;

•	Changes in accounting may affect our reported earnings and operating income;

•	We operate a global business that exposes us to additional risks;

•	Certain provisions of our corporate documents and Delaware corporate law may deter a third party from acquiring us;

•	We have been named a party to two shareholder derivative lawsuits relating to historical stock option practices, and we may be named in additional lawsuits; and

•	The informal inquiry by the SEC into our historical stock option grant practices is ongoing, and the outcome of this inquiry may have adverse consequences.

17	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 2

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

Goodwill Impairment Review

We review goodwill for impairment annually as of August 31 and between annual tests in certain circumstances. Circumstances that could indicate impairment and require us to perform impairment tests more frequently than annually include: significant adverse changes in legal factors or market and economic conditions; a significant decline in the financial results of our operations; significant changes in our strategic plans; adverse actions by regulators; unanticipated changes in competition and our market share; or a planned disposition of a significant portion of our business. When assessing impairment, we estimate the implied fair value of each of our operating segments based on a discounted cash flow model that involves significant assumptions and estimates, including our future financial performance, our future weighted average cost of capital and our interpretation of currently enacted tax laws. At August 31, 2007, the implied fair value of our goodwill exceeded its carrying value in both of our operating segments and, therefore, our goodwill was not impaired. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations.

Acquisitions of Businesses

On April 25, 2007, we purchased all the shares of MediaVast, Inc., owner of WireImage and sub-brands FilmMagic and Contour Photos, located in New York, New York, for $197.3 million in net cash. MediaVast is one of the leading creators of entertainment and event imagery. The majority of the purchase price was allocated to goodwill ($166.7 million), identifiable intangible assets ($52.1 million) and deferred tax liabilities ($14.9 million).

On June 19, 2007, we purchased all of the shares of Pump Audio, Inc. for $41.3 million (before future potential cash adjustments based on the working capital of the acquired company). Pump Audio, Inc., located in New York, New York, is a leading provider of quality independent music to content creators around the world. The majority of the purchase price was allocated to goodwill ($36.4 million), identifiable intangible assets ($9.6 million) and deferred tax liabilities ($3.5 million).

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

18	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 2

RESULTS OF OPERATIONS

Below are selected highlights of our results of operations. All figures in the tables are shown in thousands, except percentages and include the impact of changes in foreign currency exchange rates.

Revenue

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended September 30	$208,860	100.0	$197,917	100.0	$10,943	5.5
Nine months ended September 30	639,468	100.0	602,955	100.0	36,513	6.1

The impact of changes in foreign currency exchange rates on revenue was a positive impact of approximately $6.8 million or 3% for the three months ended September 30, 2007 and approximately $23.7 million or 4% for the nine months ended September 30, 2007.

Excluding the impact of foreign exchange, revenue increased year over year due mainly to an increase in the volume and price per image of micropayment licenses and an increase in revenue from licenses of editorial imagery. This growth in revenue was offset in part by declines in the volume and price of traditional creative still images licensed. We believe these changes reflect an increasing shift to online uses of imagery, which require smaller file sizes and lower levels of quality yet higher volumes, and a growing global entertainment marketplace. We expect these trends to continue in the near term. For 2007, we expect to report approximately 5% growth in revenue over the prior year.

Cost of Revenue

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended September 30	$56,232	26.9	$50,298	25.4	$5,934	11.8
Nine months ended September 30	169,256	26.5	153,245	25.4	16,011	10.4

Cost of revenue increased as a percentage of revenue in 2007 over the corresponding periods in 2006, due primarily to a change in revenue mix, with higher margin traditional royalty-free imagery representing a smaller percentage of overall revenue. Further, there has been a shift in the mix of imagery licensed within our royalty-free portfolio towards imagery with higher royalty rates, such as micropayment imagery. Management expects these trends to continue in the near term.

Selling, General and Administrative Expenses (SG&A)

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended September 30	$84,003	40.2	$73,624	37.2	$10,379	14.1
Nine months ended September 30	249,497	39.0	225,761	37.4	23,736	10.5

Selling, general and administrative expenses increased in 2007 over the corresponding periods in 2006 due mainly to:

•

significant costs (approximately $5.4 million for the first half of 2007) associated with our review of our equity compensation grant practices and related accounting and termination of a planned acquisition;

•

increased payroll costs, mainly in connection with employees that joined the company through recent acquisitions and annual salary increases, offset in part by the departure of employees not associated with recent acquisitions (mainly in connection with restructurings initiated in the fourth quarter of 2006 and the third quarter of 2007); and

•	increased marketing expenses.

19	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 2

Management expects selling, general and administrative expenses to decrease sequentially in the fourth quarter of 2007.

Restructuring Costs

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended September 30	$4,192	2.0	$6	0.0	$4,186	69,768.7
Nine months ended September 30	4,719	0.74	16,818	2.8	(12,099)	(71.9)

In the third quarter of 2007, we initiated a restructuring plan, which resulted in a reduction in our workforce of approximately 100 employees worldwide, or approximately 5% of our full-time staff. In connection with this restructuring, we recorded a charge of approximately $3.9 million in the third quarter of 2007 for employee termination costs. The remaining $0.3 million of restructuring costs recorded during the third quarter of 2007 are related to vacated leased facilities.

During the nine months ended September 30, 2006 we recorded a total of $16.8 million of restructuring costs related to consolidation of certain office space in New York and Seattle.

Investment Income

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended September 30	$2,851	1.4	$2,295	1.2	$556	24.2
Nine months ended September 30	8,466	1.3	5,108	0.8	3,358	65.7

Investment income increased year over year in 2007 due primarily to an increase in average interest rates, offset in part by a decrease in our average investments for the nine months ended September 30, 2007, compared to the corresponding periods in 2006.

Interest Expense

	2007	% of revenue	2006	% of revenue	$ change	% change

Three months ended September 30	$2,630	1.3	$394	0.2	$2,236	567.5
Nine months ended September 30	4,778	0.7	1,128	0.2	3,650	323.6

The increase in interest expense year over year in 2007 is due to the $120.0 million borrowed under our senior credit facility to partially fund the acquisitions of MediaVast, Inc. and Pump Audio, Inc. during the second quarter of 2007.

Income Tax Expense

	2007	Effective tax rate	2006	Effective tax rate	$ change	% change

Three months ended September 30	$14,073	35.4	$18,952	33.7	$ (4,879)	(25.7)
Nine months ended September 30	54,116	35.7	57,997	36.8	(3,881)	(6.7)

Our expected annual effective tax rate for 2007 excluding discrete items is approximately 38%. This rate is higher than our annual effective tax rate for 2006 excluding discrete items primarily due to an increase in income in jurisdictions with higher tax rates and interest expense accrued on uncertain tax positions in accordance with FIN No. 48. Our reported effective tax rates for the three and nine months ended September 30, 2007 differ from our expected annual effective rate primarily due to the release of income tax reserves resulting from the expiration of statutes of limitations (approximately four percentage points), offset in part by other individually insignificant discrete items.

20	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 2

FINANCIAL CONDITION

Liquidity

	SEPTEMBER 30, 2007	DECEMBER 31, 2006

(In thousands, except current ratio)

Cash and cash equivalents	$303,025	$339,466
Working capital	$(14,679)	$353,824
Current ratio	0.97	3.66

A reclassification of our debentures in the second quarter of 2007 from long-term to current (due to the ability of the holders to require us to redeem the debentures on June 9, 2008) decreased our working capital and current ratio. Had we not reclassified the debentures, our working capital and current ratio would have been $250.3 million and 2.22, respectively, at September 30, 2007. The remaining decline in working capital is due mainly to cash paid for acquisitions of businesses during 2007. For further discussion of our reclassification of the debentures, see Note 4 to the Condensed Consolidated Financial Statements contained in this report.

Cash flows from investing activities decreased in 2007 as we paid more to acquire businesses in 2007 than the comparable period in 2006, and as we did not have any proceeds from the sale of investments in 2007. Cash flows from financing activities increased in 2007 as we borrowed $120.0 million in funds from our senior credit facility (the Facility) to fund, in part, business acquisitions in 2007. In addition, we did not repurchase any of our common stock in 2007 as we did in 2006.

The interest rate on funds drawn down under the senior credit facility (the Facility) ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We are charged 0.125% to 0.15% on funds available ($200 million) but not drawn down. The Facility permits us to maintain a maximum leverage ratio of 2.75 throughout its term. The leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter earnings before interest expense, income tax expense, depreciation, amortization, non-cash items (including stock-based compensation expense) and any non-recurring items. The Facility is also subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility.

We expect that our current cash and cash equivalents plus cash generated through future operating and financing activities will meet our liquidity needs for at least the next 12 months, including repayment or refinancing of our senior credit facility in March of 2008 and repayment of our debentures if the holders require us to redeem the debentures in June of 2008.

Contractual Obligations and Rights

There have been no material changes in our contractual obligations and rights outside the normal course of business since the 2006 year end. However, we are now required to disclose our unrecognized tax benefits as commitments in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” The current portion of our unrecognized tax benefits at September 30, 2007 was $2.0 million, which is expected to be resolved in the next 12 months. The non-current portion at September 30, 2007 was $38.1 million, of which the timing of the resolution is uncertain. Management expects capital expenditures to total approximately $65 million for the full year of 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

Proposed FASB Staff Position (FSP) No. APB 14-a, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

This proposed FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components of such instruments in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP has not been finalized but is proposed to become effective January 1, 2008, with retrospective application required. If this FSP were to be finalized as proposed, our interest expense would increase significantly. However, there would be no change in the amount of interest we pay in cash.

21	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 2

FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”

On May 2, 2007, the FASB issued FSP FIN 48-1, which was effective upon adoption of FIN No. 48. This FSP clarifies when uncertain tax positions recorded in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes,” are considered settled. This FSP specifies that an enterprise shall recognize the benefit of a tax position when it is effectively settled, which is defined as when all of the following events have occurred:

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

We adopted FIN No. 48 on January 1, 2007. We are applying the guidance in this FSP when evaluating settlements of uncertain tax positions.

FSP No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”

On December 21, 2006, the FASB issued FSP EITF 00-19-2, which was effective immediately. This FSP specifies that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires accrual of a contingent liability if it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. This FSP is applicable to us, as our debentures are subject to a registration payment arrangement. However, we are not aware of any events that would have triggered such a liability.

SFAS No. 157, “Fair Value Measurements”

In September of 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. While the Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Statement is effective January 1, 2008 and is to be applied prospectively. As this statement is to be applied prospectively, it will not impact our financial statements upon adoption. However, it will dictate the way we determine fair values in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our $80.0 million of borrowings under our senior credit facility (the Facility) expose us to interest rate risk. Interest owed on funds borrowed under the facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio.

22	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART I	ITEM 3

FOREIGN CURRENCY EXCHANGE RATE RISK

Certain of our subsidiaries enter into forward foreign currency exchange contracts in order to create economic hedges of significant foreign currency denominated transactions and balances. These contracts are mainly to buy or sell the U.S. dollar, the British pound and euro and sell or buy foreign currencies. Based on the forward foreign currency exchange contracts outstanding at the balance sheet dates, a hypothetical 10% strengthening and weakening of the exchange rates for these major currencies against the foreign currencies bought or sold through the respective forward foreign currency exchange contracts would result in the following foreign currency exchange gains (losses):

	SEPTEMBER 30, 2007		DECEMBER 31, 2006

	Hypothetical 10% Strengthening	Hypothetical 10% Weakening	Hypothetical 10% Strengthening	Hypothetical 10% Weakening

(In thousands)

U.S. dollar	$4,237	$ (5,178)	$1,606	$ (1,963)
British pound	330	(403)	(827)	1,011
Euro	(2,191)	2,678	1,543	(1,885)

These hypothetical gains and losses would be offset, at least in part, by losses and gains generated from revaluing the underlying exposures these contracts are hedging.

There have been no other material changes in our exposure to market risks since December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, these disclosure controls and procedures were effective to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this quarterly report on Form 10-Q that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

23	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART II	ITEM 1

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities and Exchange Commission (SEC) Informal Inquiry

As announced on November 9, 2006, we had received notice of an informal inquiry from the Securities Exchange Commission (SEC) into our historical stock option grant practices. As also announced on November 9, 2006, a Special Committee of the Board of Directors was established by our Board of Directors to conduct an independent investigation relating to historical equity award grant practices and related accounting for equity compensation. Their review and the review conducted by the company were completed in April, 2007, prior to filing our 2006 Amended Annual Report on Form 10-K/A. As a result of the review, we restated certain prior years’ financial statements through our 2006 Amended Annual Report on Form 10-K/A and recorded $27.2 million in additional equity compensation expense from 1998 to 2003. The SEC inquiry is ongoing and we are cooperating fully with the SEC. See our 2006 Amended Annual Report on Form 10-K/A for additional information.

Shareholder Derivative Lawsuits

There have been two derivative lawsuits filed against certain current and former executive officers and directors of the company. The lawsuits seek remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The company is actively contesting these claims.

Legal Claims

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

Our annual meeting of stockholders was held on August 2, 2007, in Seattle, Washington, at which the following matters were submitted to a vote of the stockholders:

(a)	Votes regarding the election of three directors for a term expiring in 2010 were as follows:

Term Expiring in 2010	For	Withheld

James N. Bailey	31,950,930	14,329,724
Andrew S. Garb	32,008,274	14,272,380
Alan G. Spoon	45,678,193	602,461

24	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	PART II	ITEM 4

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2008	Term Expiring in 2009

Mark H. Getty	Jonathan D. Klein
Christopher H. Sporborg	Michael A. Stein

(b)	Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm to serve for the fiscal year ending December 31, 2007 were as follows:

For	Against	Abstentions

45,959,271	311,076	10,307

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index beginning on page 26 for a list of all exhibits filed as part of this report.

25	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 8, 2007

26	GETTY IMAGES, INC.	Q3 2007	FORM 10-Q	EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.1	*	Amended and restated employment agreement between Getty Images, Inc. and Jonathan Klein dated September 7, 2007 (1)

12.1		Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1		Section 302 Certification by Jonathan D. Klein, CEO

31.2		Section 302 Certification by Thomas Oberdorf, CFO

32.1		Section 906 Certification by Jonathan D. Klein, CEO

32.2		Section 906 Certification by Thomas Oberdorf, CFO

*	Indicates management contract or compensatory plans or arrangement.
(1)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K/A filed on September 10, 2007