Form 10-K
period 2007-12-31
GETTY IMAGES INC
filed 2008-02-29
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

              Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐              Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.4 billion as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the registrant’s common stock of $47.81 as reported by the New York Stock Exchange on such date.

As of January 31, 2008, the registrant had 59,626,013 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

An Index to Exhibits appears at Part IV, Item 15, pages 80 to 82 herein. This document contains a total of 112 pages.

GETTY IMAGES, INC.	December 31, 2007	FORM 10-K

1	GETTY IMAGES, INC.	2007	FORM 10-K

NOTE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Getty Images, Inc. We may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this Annual Report on Form 10-K, the documents incorporated herein by reference, and other documents filed with, and furnished to, the Securities and Exchange Commission. Examples of such forward-looking statements include, but are not limited to, the statements concerning trends in revenue, costs and expenses, liquidity and capital resources; our accounting estimates, assumptions and judgments; our business plans relating to each of our products and, services; our ability to identify, attract and satisfy the different needs and purchase considerations of our customers; our ability to scale our operations in response to changing demands and expectations of our customers; the level of demand for our products and services; the impact of our recent business acquisitions and our ability to integrate new operations successfully; the competitive nature of and anticipated growth in our markets; our ability to maintain our competitive position in the industry; the outcome of the ongoing government inquiry and pending litigation regarding our historical equity award grant practices, and the impact thereof on our business; and our prospective needs for, and anticipated source of, additional capital and our ability to secure such additional capital. The foregoing and other forward-looking statements can often be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend,” “predict,” “may,” “might,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these and other similar words. Such forward-looking statements are based on our current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of our views as of the time the statements are made. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially and adversely from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those set forth in Part I, Item 1A. “Risk Factors” as well as in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that we file with, and furnish to, the Securities and Exchange Commission from time to time.

In this Annual Report on Form 10-K, “Getty Images,” “the company,” “we,” “us,” and “our” refer to Getty Images, Inc. and its consolidated subsidiaries, unless the context otherwise dictates.

PART I

ITEM 1. BUSINESS

Recent Developments

On February 24, 2008, we entered into an Agreement and Plan of Merger (the Merger Agreement) with ABE Investment, L.P., a Delaware limited partnership (Parent), and ABE Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub). Parent and Merger Sub are affiliates of Hellman & Friedman LLC (H&F).

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Getty Images, with Getty Images continuing as the surviving corporation (the Merger). As a result of the Merger, we will become a wholly owned subsidiary of Parent and each outstanding share of our common stock, other than those shares (i) held by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law and (ii) held in our treasury stock or by Parent or any its subsidiaries, including shares to be contributed to Parent by Getty Investments L.L.C., Mark Getty (our Chairman of the Board and co-founder) and certain related parties (the Rollover Investors) immediately prior to the completion of the Merger, will be canceled and automatically converted into the right to receive $34.00 in cash, without interest.

The Merger Agreement contains customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties or participate in discussions or negotiations with third parties regarding alternative acquisition proposals. These restrictions are not applicable until April 4, 2008, however, with respect to a certain party with whom we have previously engaged in discussions with respect to an acquisition proposal. In addition, the Merger Agreement contains customary exceptions that allow us to provide information and participate in discussions with third parties with respect to acquisition proposals in certain circumstances.

2	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1

We have the right to terminate the Merger Agreement under certain specified circumstances in order to enter into a definitive agreement implementing an alternative acquisition proposal. If we so terminate the Merger Agreement, we are required to pay Parent a termination fee equal to $31 million if such termination occurs on or prior to April 4, 2008 or a termination fee equal to $52 million if such termination occurs after April 4, 2008. We also may be obligated to pay a termination fee to Parent of $52 million if the Merger Agreement is terminated under other specified circumstances. In addition, if our stockholders fail to approve the Merger, we would be required to reimburse H&F for certain of their expenses, up to a maximum of $5 million, and regardless of whether the Merger is consummated or not, we are required to pay Goldman Sachs, our financial advisor in connection with the Merger, a $3 million fee plus reimbursement for certain of their expenses.

If the Merger Agreement is terminated by us because of Parent’s material breach of the Merger Agreement or Parent’s failure to consummate the Merger if certain conditions precedent have been met, Parent will be required to pay or cause to be paid to us a fee of $78 million. An affiliate of H&F has delivered to us an unconditional guarantee of Parent’s obligation to pay such termination fee under the Merger Agreement.

Parent has obtained equity and debt financing commitment letters for the transactions contemplated by the Merger Agreement. The aggregate proceeds of the commitments, together with the available cash of Getty Images, will be sufficient for Parent to pay the aggregate merger consideration and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but is subject to other customary closing conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of our common stock, (ii) the adoption of the Merger Agreement by holders of a majority of the shares of our common stock present in person or by proxy and voting at our stockholders meeting that are held by holders other than the Rollover Investors and Jonathan Klein, (iii) the expiration of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iv) approvals under certain foreign antitrust laws. Assuming satisfaction of the closing conditions, the parties expect the Merger to close during the second quarter of 2008.

The Rollover Investors, who collectively beneficially own approximately 15% of our common stock, have agreed to vote in favor of the transaction. In addition, Getty Investments agreed with Parent to waive its right to call for an assignment to it of our rights to the “Getty Images” trademarks and trademark applications in connection with the completion of the Merger and also agreed to certain other amendments to the option agreement it previously had entered into with us with respect to such trademarks and applications.

Our Board of Directors has (i) approved the Merger Agreement and the Merger, (ii) determined that the consideration to be paid in the Merger is fair to our stockholders and (iii) resolved to recommend that our stockholders adopt the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement.

This description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was attached as Exhibit 2.1 to our Current Report on Form 8-K as filed on February 26, 2008, and is incorporated herein by reference.

Overview of the Business

Headquartered in Seattle, Washington, Getty Images is the world’s leading creator and distributor of imagery, and a recognized provider of premium digital content including footage and music. Founded in 1995, the company now serves customers in more than 100 countries and is the first place many creative and publishing professionals turn to discover, purchase and manage images and other digital content. Our award-winning photographers and imagery help customers produce inspiring work which appears every day in the world’s most influential newspapers, magazines, advertising campaigns, films, television programs, books and websites. Our products are licensed through company-owned offices, a global network of delegates, who act as sales agents in countries where we do not have wholly-owned offices, and distributors. We pioneered the solution to aggregate and distribute visual content and, since 1995, have made much of the visual content industry’s leading imagery available through multiple websites, including www.gettyimages.com, www.punchstock.com, www.istockphoto.com, and www.wireimage.com. We also recently entered the business to business music licensing industry and make that content available through www.gettyimages.com and www.pumpaudio.com.

3	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1

We provide high quality, relevant digital content to: creative professionals at advertising agencies, graphic design firms, corporations, film and broadcasting companies; editorial customers involved in newspaper, magazine, book, CD and online publishing; and corporate marketing departments and other business customers. By aggregating the content of our various leading imagery collections on the web and partnering with other content owners and imagery providers, we offer a comprehensive and user-friendly solution for our customers’ content needs. Our goal is to be the leading digital content provider in every major market, offering communications professionals content and related services at multiple price points on multiple platforms.

Products and Services

We offer our customers a variety of visual content, including creative or “stock” imagery, stock footage, editorial imagery (news, sports, entertainment and archival imagery), illustrations and related services. We also offer music for use in advertising, communications, television programming and feature films. Our various products and services are described below:

CREATIVE OR “STOCK” IMAGERY

We supply creative, still images that cover a wide variety of contemporary subjects including lifestyle, business, science, health and beauty, sports, transportation and travel. Imagery is offered to customers through our creative photography house collections (The Image Bank, Photodisc, Digital Vision, Allsport Concepts, Iconica, Lifesize, MedioImages, Photonica, Photographer’s Choice, Reportage, Retrofile, Riser, Stockbyte, Stockdisc, Stone, Stone+, Taxi, Taxi Japan and iStockphoto) as well as through many image partners including National Geographic and Time Life Pictures. As of December 31, 2007, we offered imagery through over 120 creative collections on our websites www.gettyimages.com, www.punchstock.com and www.istockphoto.com.

In February 2006, we acquired iStockphoto, Inc., a leading distributor of photographs taken by amateur, enthusiast and semipro photographers. This collection of images, illustrations, and video clips represents a growing imagery category and is distributed exclusively online through www.istockphoto.com.

In May 2007, we acquired Publisher’s Toolbox, Inc. (dba Punchstock), a leading aggregator/distributor of stock photography, which has been especially successful with design and communication firms. Through a separate website www.punchstock.com, we offer professional-quality, model-released imagery with simple, straightforward licensing. The site is designed to attract value conscious customers. We believe customers looking for promotional offers are attracted to this site.

In September 2007, we introduced a new web-resolution product that allows customers to purchase less expensive, low-resolution versions of images from across virtually all of our editorial and creative visual content collections. This product is geared toward the rapidly expanding online market for media and advertising campaigns.

EDITORIAL IMAGERY

We cover major world events in order to supply news, sports, and entertainment photographs to customers who are reporting on these subjects. Editorial imagery also includes extensive archival image collections containing iconic and historic imagery. Editorial images are provided through Getty Images Editorial collections as well as the collections of image partners, including Agence France-Presse.

In April 2007, we acquired MediaVast, Inc., licensing primarily under the brand name WireImage. WireImage has built a reputation for depth and breadth of entertainment coverage, a growing reputation in sports coverage, and offers innovative products like podcasts, audio and video. This acquisition has enabled us to further grow our entertainment and celebrity imagery business by providing customers more choices of imagery and richer and more accessible entertainment content. This acquisition represents an additional component of our multi-site strategy, as we continue to license imagery through the website www.wireimage.com.

FOOTAGE

We offer footage (moving imagery) to customers engaged in producing commercial motion pictures, television advertisements and programming, web-based advertisements, trade show and promotional videos, documentaries and other footage-based media. Our collections include contemporary and archival footage covering a broad range of topics. These products are supplied through our footage collections (Archive Films, Image Bank Film, Digital Vision, Photodisc and iStockvideo), as well as the collections of image partners, including Universal Studios, Warner Bros. Entertainment, dick clark productions, Discovery FilmSource and AP Archive. As of December 31, 2007, we offered footage clips through 30 footage collections on our www.gettyimages.com website.

4	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1

MUSIC

In June 2007, we acquired Pump Audio Inc., a leading provider of quality independent music to content creators around the world. The acquisition marks Getty Images’ entry into the music industry, a significant development in our ongoing strategy to build a comprehensive digital media offering to meet the growing content needs of media, advertising and corporate customers. We intend to streamline commercial music licensing to the benefit of both customers and creators of music. We now have a platform that allows customers to license pre-cleared, original professional quality music to enhance their broadcast, film, video, advertising and online projects. We believe that this acquisition provides an excellent entry into commercial music licensing, as Pump Audio is a proven innovator who has made it easier and more affordable for customers to license music for commercial use, while allowing artists to retain ownership of and profit from their music.

OTHER

We also offer imagery and music related products and services such as assignment and media management services. In assignment services, we handle all aspects of a custom photography project for a customer, such as photographing executives for an annual report, producing product shots for a brochure or documenting a sports or entertainment event. We use a global network of experienced photographers on staff or on contract for assignment photography projects. Media management provides a hosted service that allows customers to manage their portfolio of digital assets, including images and other marketing materials.

We have also developed, and plan to continue to develop, consumer offerings where we will make certain imagery available for viewing by consumers. We intend to develop multiple, targeted offerings (or channels) that showcase our editorial imagery, video and multimedia in an interactive, leading interface. In order to do this, we intend to leverage our existing core assets, including our world class imagery, our high volume of site traffic and our strong technological expertise. We expect to generate revenue from our consumer site(s) through advertising, sponsorships, subscriptions and ecommerce.

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

PRODUCTION COMPANIES

We supply footage and music to production companies that are creating feature films, television shows, broadcast advertisements (television and Internet) and video or multimedia projects. These customers use this content as a replacement for custom content in a variety of applications.

5	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1

Sources of Content

The content we provide to our customers is created by thousands of contributors (photographers, filmmakers, illustrators and musicians). We do not rely on any single or small group of contributors to meet our content needs. General categories of contributors are as follows:

CREATIVE IMAGERY

We have creative research and/or imagery teams in London, Los Angeles, New York, Paris, Seattle, Sydney, Tokyo and Beijing that analyze customer requests and buying behavior and perform research in key markets in order to target, source and produce images. We have contractual relationships with contributing photographers, including highly respected, internationally renowned professional photographers representing a variety of styles, specialties and backgrounds. In many cases, we provide on-site art direction for our photographers, working with them on location around the world. We also represent imagery from a number of image partners and have a small staff of in-house creative photographers. In 2007, we accepted approximately 180,000 new images from contracted and in-house photographers into our creative photography collections, plus approximately 420,000 images from partner collections, bringing our total creative imagery collection on www.gettyimages.com to over 2.1 million images. All new images accepted into our collections are digitized, edited, assigned keywords, as necessary, and posted on our website where they are available for search, selection, license and download 24 hours a day, seven days a week.

As of December 31, 2007, we offered over 2.5 million images to more than 2.7 million members of www.istockphoto.com worldwide, receiving submissions from more than 48,000 artists at a rate of approximately 45,000 images per week. In September 2006, www.istockphoto.com began accepting video submissions, and the collection has grown to over 65,000 videos.

FOOTAGE

Our footage collections represent imagery from hundreds of filmmakers, film producers and image partners. Each footage clip is cataloged for quick access and retrieval in film, videotape and digital formats.

MUSIC

Through the acquisition of Pump Audio in June 2007, we acquired a music licensing platform that we launched on www.gettyimages.com in October 2007 under the name Soundtrack. We also maintain this platform on www.pumpaudio.com. This platform gives customers direct access to more than 20,000 original tracks by independent artists and bands. Independent musicians can submit their music through a non-exclusive licensing agreement with Pump Audio that allows the artist to retain ownership of the music. Pump Audio has a growing collection of tens of thousands of songs from independent artists, which can be searched by our customers through www.gettyimages.com or www.pumpaudio.com.

EDITORIAL IMAGERY

For editorial content, availability of imagery is time-critical. To this end, we have production teams in London, New York and Sydney through which photographers may submit imagery at any time for posting to our websites. Editorial content is produced by staff photographers as well as contributing photographers and other imagery providers with whom we have contractual relationships. We receive thousands of digital editorial images per week from our photographers around the world and make these available through our websites (www.gettyimages.com and www.wireimage.com) and through a wire service. By using digital technology, we are able to make new images available online within minutes of photographer transmission from major news, sports and entertainment events. In addition, we have made important archival imagery available on www.gettyimages.com, which is also of interest to editorial customers. We identify upcoming events that will generate demand for particular archival images, and we actively market the availability of those images to our editorial customers. We also offer in-depth research services for our customers’ more extensive editorial projects.

Marketing, Sales, and Distribution

MARKETING

We reach our customers through diverse marketing channels including paid search and our websites (online marketing), direct mail and e-mail (direct marketing), and events and interactive campaigns (experience marketing). Marketing activities aim to build awareness for our brands and drive revenue by promoting the latest content and related services available on our websites. We strive to provide relevant communications to our international customers by producing localized marketing materials, including local language and locally applicable content, where appropriate.

6	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1

Online Marketing    Our websites act as marketing tools, in addition to sales tools. For example, we often invite customers to view our latest creative imagery in themed “galleries” on www.gettyimages.com. We also provide behind-the-scenes insights from photographers on our websites and regularly feature imagery from the latest breaking stories in the editorial section of www.gettyimages.com and on www.wireimage.com. We also solicit new customers using contextual advertising on Internet search sites.

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

SALES AND DISTRIBUTION

We license our imagery through our websites, company-owned offices and a global network of delegates and distributors, serving customers in more than 100 countries. A direct sales force targets high volume users of images, while our technical support staff, who have expertise in digital image applications, design tools and photo manipulation methodologies, assist customers in using our content. In addition, we license our digital music content through our websites.

We encourage our customers to take advantage of the comprehensive search capabilities of our websites and digital delivery. We believe the ability to search for, select, license and download content over the Internet offers our customers convenience and speed and enables us to achieve greater economies of scale. Direct communication with our customers, however, remains a significant component of our sales strategy. Our sales representatives assist customers in finding the content they need and keep them informed about our latest products and services.

Product Rights    Customers may license rights to use imagery, footage and music through a variety of license models. Content can be licensed on a single use basis, through subscriptions or on CD. Ownership of content does not pass to customers who license the content from us.

Licensing Methods    Customers may license images using one of four licensing methods: rights-managed, rights-ready, royalty-free or subscription. We group our still and moving image collections into categories corresponding to these licensing methods. We offer portfolios of creative imagery for license under each of these methods, while editorial imagery may be licensed through subscriptions or rights-managed licenses, and music may be licensed on a single music clip or subscription basis.

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

For royalty-free licensing, the license fee is based on the size of the digital file, from standard resolution to high resolution. Once the customer has licensed an image, that customer may use that image multiple times for multiple projects without paying additional fees. Royalty-free images may be licensed on a single image basis, as part of a collection of images on a CD or virtual CD (a group of images offered online for one fee), or through a subscription. All images licensed through our micropayment site www.istockphoto.com are licensed under the royalty-free method.

Subscription licensing is available for selected editorial and royalty-free creative images. Under this licensing method, customers pay a periodic fee and then may utilize multiple images during the subscription period.

7	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1

Master recording and synchronization licenses are available for all music tracks, either on an individual basis or through a blanket license, which allows a customer to use any of the available music tracks for a contracted period of time. Master recording and synchronization licenses provide the customers with the rights needed to download and use the music internally. However, if the customer wishes to broadcast the music over the television or the Internet they must also obtain a performance license. Pump Audio does not provide this; to obtain the performance license, the customer must contact the appropriate performance rights organization that manages the distribution of the performance rights for the respective artist.

Operations and Technology

We employ a centralized and integrated technology platform as the foundation for www.gettyimages.com and the related back-office systems. This platform enables customers to search, select, license and download our imagery from our websites. It also supports centralized sales order processing, customer database management, finance and accounting systems. These systems span multiple operational activities, including customer interaction, transaction processing, order fulfillment and invoicing. Our systems infrastructure is hosted both internally and at an external hosting provider, both of which provide 24-hour monitoring, power generators and back-up systems.

We have a second datacenter in London, England to support business continuity in the event of an emergency. The London facility also provides 24-hour monitoring, emergency power generators and back-up systems.

The technology architecture supporting www.gettyimages.com employs a set of software applications to: 1) categorize digital content and embed appropriate keywords and search data; 2) search large information databases across languages and linguistic context; 3) present detailed information related to specific digital content elements; 4) manage online e-commerce transactions for the license of much of our digital content; 5) manage invoice generation and accounts receivable from customers; and 6) track a broad range of intellectual property rights and permissions. These applications are a combination of our proprietary technologies and commercially available licensed technologies. We focus our internal development efforts on creating and enhancing the specialized proprietary software that is unique to our business. We intend to continue to investigate, qualify and develop technology and internal systems that support key areas of our business to enhance the experience of our customers.

www.istockphoto.com, www.punchstock.com, www.wireimage.com and www.pumpaudio.com operate on separate platforms hosted by external providers. These platforms provide similar functionality as described above.

Competition

The market for digital content and related services is highly competitive. We believe that the principal competitive factors are:

•	name recognition;
•	company reputation;
•	the quality, relevance and breadth of the content in a company’s collections;
•	the quality of contributing photographers, filmmakers, musicians and other partners under contract with a company;
•	effective use of current and emerging technology;
•	customer service and customer relationships;
•	pricing and licensing models, policies and practices; and
•	accessibility of content and speed and ease of search and fulfillment.

Some of our current and potential significant competitors include:

•	other general visual content providers such as Corbis Corporation, Jupitermedia Corporation, Amana, Inc., Alamy Limited, Photolibrary Group Limited and Masterfile Corporation;
•	specialized visual content companies that are well established in their local, content or product-specific market segments such as Reuters Group PLC, the Associated Press, and ZUMA Press, Inc.;
•	other companies operating micropayment sites such as Dreamstime LLC and Fotolia LLC; and
•	commissioned photographers.

There are also hundreds, if not thousands, of small stock photography and footage agencies, image content aggregators and individual photographers throughout the world with whom we compete.

8	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1

Intellectual Property

Most of the images in our creative collections are obtained from independent photographers and filmmakers on an exclusive basis, while most of the music in our collections is obtained from musicians on a non-exclusive basis. Artists often prefer to retain ownership of their work. As a result, copyright to content remains with the artists in most cases, while we obtain the right to market the image on their behalf for a period of time. We own the copyright to photographs taken by staff photographers as well as to a number of photographs that we have acquired from others. As such, a substantial portion of the images in our editorial collections and certain images in our creative collections are owned by us though some are in the public domain.

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

Relationship with Our Employees

At December 31, 2007, we had 1,935 employees. Of these, 1,090 were located in the Americas, 676 in Europe and 169 in the rest of the world. We believe that we have satisfactory relations with our employees.

Compliance with Federal, State, and Local Environmental Provisions

All of our facilities are subject to environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, earnings or competitive position.

Financial Information about Segments and Geographic Areas

We operate the company in one business segment. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K.

The geographic information required to be disclosed herein is contained in Note 10 to our Consolidated Financial Statements, “Business Segments and Geographic Areas” in Part IV, Item 15(A) of this Annual Report on Form 10-K and is incorporated by reference herein.

Available Information

We file reports with, and furnish reports to, the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. We maintain an Internet site, www.gettyimages.com, where we make these reports and related amendments available free of charge as soon as reasonably practicable after we electronically deliver such material to the SEC. The following documents are available in the Corporate Governance section of www.gettyimages.com: our Corporate Governance Guidelines; charters for the Audit, Compensation, and Nominating and Corporate Governance Committees; Code of Business Conduct; Code of Ethics for Getty Images’ Management and Board of Directors; and the Audit and Non-audit Services Pre-approval Policy. These guidelines, charters, codes and policies are also available in print to any stockholder on request. Please write to Investor Relations Department, Getty Images, Inc., 601 North 34th Street, Seattle, Washington 98103 or investorrelations@gettyimages.com or call us at 1-866-275-4389. Our website and the information contained therein or connected thereto are not incorporated by reference into this Annual Report on Form 10-K. If any material provisions of our Code of Ethics or our Code of Business Conduct are waived for any member of Getty Images’ management or the Board of Directors, or if any substantive changes are made to our Code of Ethics as they relate to any member of Getty Images’ management or the Board of Directors, we will disclose that fact on our website or via a Current Report on Form 8-K filed with the SEC within four business days of the amendments or waivers. In addition, any other material amendments to our Codes will be disclosed via our website, www.gettyimages.com, or via a Current Report on Form 8-K filing with the SEC.

9	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1

You may review a copy of this annual report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference Room in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as Cell Therapeutics, Inc., that file electronically with the Securities and Exchange Commission.

On September 4, 2007, our Chief Executive Officer filed a Section 303A.12(a) CEO Certification with the New York Stock Exchange. The CEO Certification attests that the Chief Executive Officer is not aware of any violations by the company of NYSE’s Corporate Governance Listing Standards.

ITEM 1A. RISK FACTORS

INCREASED COMPETITION COULD REDUCE OUR REVENUES, MARGINS AND OPERATING RESULTS

The digital media content industry is and has been intensely competitive, and we expect competition to intensify in the future. We expect competition to increase because of changes in the media industry, changing advertising practices, technological advances leading to relatively inexpensive creation, marketing and distribution of visual content, and a lack of substantial barriers to entry.

Our competitors range in size from significant media companies to individual visual content and digital media content producers. While we believe the breadth of our businesses and product and service portfolio offers benefits to our customers that are a competitive advantage, our current or potential competitors may develop products, licensing models, technology or services comparable or superior to those that we develop or may adapt more quickly than we do to new or emerging technologies or evolving industry trends. Increased competition or more effective competitors could result in lost market share, having to reduce prices or otherwise having reduced revenue, lower margins, increased capital expenditures, or otherwise negatively impact our operating results. There can be no assurance that we will be able to compete successfully against current and future competitors.

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

OUR FINANCIAL RESULTS AND STOCK PRICE MAY FLUCTUATE

We expect our revenues and operating results to vary from quarter to quarter due to a number of factors, both within and outside of our control. Some of the factors that may affect our revenues and operating results include the following:

•	a recession in the U.S. economy, or the economy of any other country where we our customers operate, should one occur;
•	demand for our existing and new digital content and related services, and those of our competitors;
•	changes in our pricing or licensing models, policies and practices and those of our competitors;
•

changes in the mix of imagery and digital media content licensed and services sold, including the mix of licensed uses, company-owned versus contributor-supplied imagery and digital media content, and the geographic distribution of such licenses, each of which affects the price of a license and/or the royalty we pay on the license;

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

10	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1A

WE MAY NOT BE ABLE TO OBTAIN EXTERNAL FINANCING OR SERVICE OUR INDEBTEDNESS

We have $265.0 million of series B convertible subordinated debentures outstanding that expire in 2023 (the Debentures), which repayment may be accelerated in full upon the occurrence of an “Event of Default” as defined under the indenture governing the Debentures. The Debentures are convertible under certain circumstances as defined in the indenture governing the debentures and as disclosed debentures in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Annual Report on Form 10-K. We reclassified the principal amount of the Debentures from long-term to current on our Condensed Consolidated Balance Sheet during the second quarter of 2007, as the holders of our debentures have the right to require us to redeem the Debentures for cash equal to the principal value plus any accrued interest on June 9, 2008.

We also have a $200 million 364-day senior unsecured revolving credit facility (the Facility) with U.S. Bank, as Administrative Agent and Sole Lead Arranger. Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of debentures, and working capital requirements. The interest rate on funds drawn down under the Facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We are charged 0.125% to 0.15% on funds available but not drawn down. The Facility permits us to maintain a maximum leverage ratio of 2.75 throughout its term. The leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter earnings before interest expense, income tax expense, depreciation, amortization, non-cash items (including stock-based compensation expense) and any non-recurring items. The Facility is also subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility. During 2007, we borrowed $120.0 million under the Facility, and we repaid $40.0 million, leaving $80.0 million borrowed at December 31, 2007. Subsequent to December 31, 2007, we repaid an additional $40.0 million leaving an outstanding borrowings balance of $40.0 million on the Facility.

We expect to refinance both our credit facility and our convertible subordinated debentures in 2008, as our credit facility expires in March of 2008, and we believe it is likely that the holders of the debentures will require us to redeem them in June of 2008. Despite the recent turmoil in the U.S. credit markets, we believe that we will be able to obtain replacement financing in the amount desired and at reasonable interest rates. This belief is based upon preliminary conversations with potential lenders, our good credit history and our historical ability to generate sufficient cash to service our debt. However, our ability to obtain debt or equity financing externally could be affected by changes in U.S. and global capital markets and economies, significant fluctuations in interest rates, the price of our equity securities, fluctuations in the results of our operations and financial position, and other financial and business conditions, many of which are beyond our control.

OUR ACQUISITION STRATEGY MAY BE DILUTIVE TO EXISTING SHAREHOLDERS AND WE MAY NOT BE SUCCESSFUL IN ACQUIRING OR INTEGRATING BUSINESSES

As part of our business strategy, we have in the past acquired and invested in, and may in the future seek to acquire or invest in businesses, products or technologies that could complement or expand our business. Acquisitions may require significant capital infusions or investments, and may negatively impact our results of operations. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of acquired businesses, may divert management time and other resources. Certain other risks related to acquisitions that may have a material impact on our business or prevent us from benefiting from an acquisition or investment include:

•	costs incurred in performing due diligence and professional fees relating to potential acquisitions;
•	use of cash resources, incurrence of debt or stockholder dilution through issuances of our securities to fund acquisitions;
•	assumption of actual or contingent liabilities, known and unknown;
•	amortization expense related to acquired intangible assets, impairment of any goodwill acquired and other adverse accounting consequences;
•	difficulties and expenses in integrating the sales, marketing, operations, products, services, technology, financial and information systems of an acquired company;
•	retention of key employees, customers, and suppliers of an acquired business; and
•	an adverse review of an acquisition or potential acquisition, or limitations put on such acquisitions, by a regulatory body.

11	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1A

WE MAY EXPERIENCE SYSTEM AND SERVICE DISRUPTIONS AND DIFFICULTIES

The digitization and Internet distribution of our digital media content is a key component of our business. As a result, we are particularly dependent upon, and have expended significant resources to ensure, the efficient functioning of our websites (and the technology behind them) to allow our customers to access and conduct transactions through our websites. We also have focused significant resources and attention on the installation and development of systems for technology, business processes, sales and marketing systems, royalty and other finance systems, customer interfaces, and other corporate administrative functions, on which we depend to manage and control our operations.

We will need to continue to improve our websites and systems, as well as our network infrastructures, to improve our customer experience and to accommodate our expanding product offering anticipated increased traffic, sales volume, and processing of the resulting information. If we experience significant disruptions or difficulties as a result of or during any such updates or upgrades, we may face system interruptions, poor website response times, diminished customer services, impaired quality and speed of order fulfillment, and potential problems with our internal control over financial reporting. Substantial or repeated system disruption or failures would reduce the attractiveness of our websites significantly.

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

OUR BUSINESS AND PROSPECTS WOULD SUFFER IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS

We rely upon copyright, patent, trade secret and trademark law, assignment of invention and confidentiality agreements and license agreements to protect our proprietary technology, processes, content and other intellectual property. The steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes, content or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology, imagery and digital media content without paying us for it. If this occurs, our business and prospects could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from other tasks of operating the business, and may result in our loss of significant rights and the impairment of our ability to operate our business.

12	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1A

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

Additionally, Getty Investments L.L.C., the October 1993 Trust, the JD Klein Family Settlement, Mr. Mark H. Getty, our Chairman, and Mr. Jonathan D. Klein, our Chief Executive Officer (collectively the “Getty Group”), owned approximately 18% of the outstanding shares of our common stock at January 31, 2008. Getty Investments alone owned approximately 14% of the outstanding shares of our common stock at January 31, 2008. Mr. Getty serves as the Chairman of the Board of Directors of Getty Investments, and Mr. Klein serves on the Board of Directors of Getty Investments.

As a result of their share ownership, these stockholders have significant influence over all matters requiring approval of our stockholders, including the election of directors and the approval of business acquisitions. The substantial percentage of our common stock held by these stockholders also could make us a less attractive acquisition candidate or have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current price of our common stock.

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

13	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1A

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

WE MAY HAVE ADDITIONAL TAX LIABILITIES

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, we are involved in many transactions where the ultimate tax determination may be uncertain. We are regularly under audit by tax authorities. Although we believe our tax provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and uncertain tax positions. The final determination of such tax liabilities could have a material effect on our income tax provision, net income, earnings per share, or cash flows in the period or periods for which that determination is made.

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

14	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 1A

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

WE HAVE BEEN NAMED AS A PARTY TO ONE SHAREHOLDER CLASS ACTION LAWSUIT RELATING TO OUR PROPOSED TRANSACTION WITH HELLMAN & FRIEDMAN, AND WE MAY BE NAMED IN ADDITIONAL LAWSUITS IN THE FUTURE

A class action was filed against Getty Images, Inc. and its current Board of Directors purporting to assert claims on behalf of the Company’s shareholders relating to the proposed going private transaction announced by the Company on February 25, 2008. We cannot predict the outcome of this lawsuit, or others, nor can we predict the amount of time and expense that would be required to resolve such lawsuits. Getty Images disputes the merits of these claims and intends to vigorously defend against them.

If the plaintiffs ultimately prevailed in these lawsuits, our insurance coverage may not cover our total liabilities and expenses associated with the lawsuits as we have deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with their exercise of fiduciary duties in relation to the evaluation and execution of the proposed transaction. We currently hold insurance policies for the benefit of our current directors and officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices and worldwide headquarters are located in Seattle, Washington. We also have a significant presence in New York, New York and London, England. In addition, we lease office space in other major cities around the world. Following is a table detailing the facilities we leased as of December 31, 2007, including those that were excess as of that date.

15	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 2

Location	Lease Expiration	Approximate Area Leased (square feet)	Excess Area (square feet)	Percent Excess	Excess Area Subleased (square feet)		Percent Excess Subleased

Seattle	2013	180,300	66,600	37%	66,600	[1]	100%
New York	2008 – 2015	282,800	145,800	52%	145,800	[2]	100%
London	2008 – 2024	75,800	16,100	21%	11,800	[3]	73%
Other	2008 – 2024	195,600	38,200	20%	33,900	[4]	89%

Total		734,500	266,700	36%	258,100		97%

[1]	This consists of two subleases that expire in 2013, coterminous with our respective lease.

[2]	This consists of two sublease agreements expiring in 2015, coterminous with our respective leases.

[3]	This consists of two sublease agreements expiring in 2009.

[4]	This represents three subleases that expire in 2011.

Our existing facilities represent general office and storage space and are adequate and appropriate for our operations.

ITEM 3. LEGAL PROCEEDINGS

SEC INFORMAL INQUIRY

As announced in November 2006, we had been informed by the SEC that they were initiating an informal inquiry into our historical stock option grant practices. As a result, in November 2006, we set up a Special Committee of the Board of Directors to perform, with the help of independent counsel, a review of our equity compensation grant practices and related accounting for equity compensation. Their review and the review conducted by the company were completed in April, 2007, prior to filing our 2006 Amended Annual Report on Form 10-K/A. As a result of the review, we restated certain prior years’ financial statements through our 2006 Amended Annual Report on Form 10-K/A and recorded $27.2 million in additional equity compensation expense from 1998 to 2003. The SEC inquiry is ongoing and we are cooperating fully with the SEC. At the request of the Securities and Exchange Commission, we executed a third extension of the statute of limitations of certain actions against the company or its current or former Officers or Directors, which is currently set to expire on March 28, 2008.

SHAREHOLDER DERIVATIVE LAWSUITS

As a result of the SEC informal inquiry, there have been two derivative lawsuits filed against certain current and former executive officers and directors of the company. The lawsuits seek remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The defendants are actively contesting these claims.

WE HAVE BEEN NAMED AS A PARTY TO ONE SHAREHOLDER CLASS ACTION LAWSUIT RELATING TO OUR PROPOSED TRANSACTION WITH HELLMAN & FRIEDMAN, AND WE MAY BE NAMED IN ADDITIONAL LAWSUITS IN THE FUTURE

A class action was filed against Getty Images, Inc. and its current Board of Directors purporting to assert claims on behalf of the Company’s shareholders relating to the proposed going private transaction announced by the Company on February 25, 2008. We cannot predict the outcome of this lawsuit, or others, nor can we predict the amount of time and expense that would be required to resolve such lawsuits. Getty Images disputes the merits of these claims and intends to vigorously defend against them.

If the plaintiffs ultimately prevailed in these lawsuits, our insurance coverage may not cover our total liabilities and expenses associated with the lawsuits as we have deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with their exercise of fiduciary duties in relation to the evaluation and execution of the proposed transaction. We currently hold insurance policies for the benefit of our current directors and officers.

16	GETTY IMAGES, INC.	2007	FORM 10-K	PART I	ITEM 3

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “GYI.” The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices of our common stock as reported on the NYSE:

	High	Low

Year ended December 31, 2007
First quarter	$57.28	$41.61
Second quarter	52.32	47.15
Third quarter	51.00	26.26
Fourth quarter	33.86	26.95

Year ended December 31, 2006
First quarter	$90.58	$71.90
Second quarter	76.44	58.50
Third quarter	63.75	43.70
Fourth quarter	51.37	41.21

On January 31, 2008, the closing market price of our common stock as reported on the NYSE was $24.93 per share.

HOLDERS

There were 63 holders of record of our common stock on January 31, 2008.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the foreseeable future. In addition, pursuant to the terms of the Merger Agreement described in Item 1 above under “Recent Developments,” the declaration and payment of dividends has been suspended pending the closing of the Merger Agreement.

17	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 5

PERFORMANCE GRAPH

Set forth below is a graph comparing cumulative total stockholder returns on our common stock, the Russell 1000 Index and the Hemscott Industry Group 760 – Business Services (the “Hemscott Group Index,” formerly known as the CoreData Group Index).

The Russell 1000 Index includes the 1,000 largest U.S. companies based on market capitalization, with a median capitalization of component companies equal to $5.5 billion. Getty Images has been a part of the Russell 1000 Index since 2002, and had a market capitalization of approximately $1.7 billion at December 31, 2007.

The graph assumes that $100 was invested in Getty Images and each index on December 31, 2002 (as required by SEC rules) and that any dividends were reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARE CUMULATIVE TOTAL RETURN

AMONG GETTY IMAGES, INC., RUSSELL 1000 INDEX

AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2002

ASSUMES DIVIDENDS REINVESTED

FISCAL YEARS ENDED DECEMBER 31

	2002	2003	2004	2005	2006	2007

GETTY IMAGES, INC.	$100.00	$164.09	$225.37	$292.21	$140.16	$94.93
HEMSCOTT GROUP INDEX	100.00	135.65	157.09	171.77	207.76	226.54
RUSSELL 1000 INDEX	100.00	127.54	139.65	145.74	165.39	172.00

18	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 5

ISSUER PURCHASES OF EQUITY SECURITIES

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250.0 million, an increase from the prior authorization of $150.0 million. During 2006, we repurchased a total of 3.5 million shares for $207.7 million under the amended plan. These repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. We did not repurchase any shares of our common stock during 2007, and therefore approximately $42.3 million remains under the Board of Directors approved plan for future repurchases.

UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

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

YEARS ENDED DECEMBER 31,	2007 [6]		2006 [5]		2005		2004	2003

(In thousands, except per share amounts and ratios)

Consolidated Statement of Income Data
Revenue	$857,591		$806,589		$733,176		$622,250	$522,810
Income before income taxes	201,634		204,676		230,101		173,862	86,035
Net income	125,871		130,428		149,361		106,412	69,165
Earnings per share
Basic	$2.12		$2.15		$2.43		$1.80	$1.25
Diluted	2.10		2.11		2.27		1.72	1.20
Shares used in computing earnings per share
Basic	59,334		60,733		61,567		59,006	55,412
Diluted	60,053		61,711		65,744		62,031	57,497

Other Operating Data
Ratio of earnings to fixed charges [1]	17.5	[3]	29.2	[3]	17.6	[2]	18.4	6.4

Consolidated Balance Sheet Data
Total assets	$2,012,155		$1,714,384		$1,662,208		$1,442,269	$1,221,383
Long-term debt, net of current maturities [4]	—		265,000		—		265,000	265,011

[1]

Ratio of earnings to fixed charges means the ratio of income before fixed charges and income taxes to fixed charges, where fixed charges are the aggregate of interest expense, including amortization of debt issuance costs, and an allocation of rental charges to approximate equivalent interest.

[2]

Included as a deduction from income before income taxes and as an addition to interest expense in 2005 is accelerated amortization of debt issuance costs in the amount of $5.0 million. Also included as deductions from income before income taxes in 2005, are losses on leased properties of $1.2 million. Excluding this amortization and these losses, the ratio of earnings to fixed charges would have been 27.7 for 2005.

[3]

Included as a deduction from income before income taxes are restructuring costs of $5.2 million and $26.3 million for the years ended December 31, 2007 and 2006, respectively. Excluding these costs, the ratio of earnings to fixed charges would have been 17.9 and 32.8 for 2007 and 2006, respectively.

19	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 6

[4]

Our convertible subordinated debentures were classified as short-term at December 31, 2007 and 2005 due to the ability of the holders to require us to redeem the debentures in June of 2008 (December 31, 2007) and due to a conversion condition having been met at December 31, 2005.

[5]	We adopted Statement of Financial Accounting Standard No. 123(R), “Share-based Payment” on January 1, 2006.

[6]	We adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Many of the statements made in Item 7 of this Annual Report on Form 10-K are “forward-looking” and are based on our current expectations, assumptions and projections about Getty Images, Inc. and its industry and are made on the basis of our views as of the date this document is filed with the Securities and Exchange Commission (SEC). Examples of such forward-looking statements contained in this Item 7 include, but are not limited to, the statements concerning trends in revenue, costs and expenses, liquidity and capital resources; our accounting estimates, assumptions and judgments; the impact of our recent business acquisitions and our ability to integrate new operations successfully; the competitive nature of and anticipated growth in our markets; our ability to maintain our competitive position in the industry; the outcome of the pending litigation regarding our historical equity grant practices, and the impact thereof on our business; and our prospective needs for, and anticipated source of, additional capital and our ability to secure such additional capital. The foregoing and other forward-looking statements can often be identified by words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” “intend,” “predict,” “may,” “might,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these and other similar words. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially and adversely from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. Potential risks and uncertainties include, among others, those specifically set forth in this section and those in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish to, the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC unless read in conjunction with all of our documents filed with, and furnished to, the SEC thereafter.

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in Part IV, Item 15(A), Part I, Item 1. “Business,” and Part II, Item 6. “Selected Consolidated Financial Data,” of this Annual Report on Form 10-K.

GENERAL

Overview

The digital media content licensing business is dynamic and continually introduces opportunities and challenges. We believe that many opportunities exist in the business of licensing imagery. We believe that our best opportunities include growth in non-English speaking markets, growth in micropayment licensing and the introduction of new products and services. Most recently, the challenges for the business have been associated with the introduction of new alternative licensing models, changing competitive dynamics as well as the shift of communication and advertising to the Internet, which has changed the communication methods used by many of our customers.

Although we already have products and services available in many markets throughout the world, much of the focus of our business has been in English speaking markets. The market for visual content in many non-English speaking countries remains fragmented, and we believe there is substantial opportunity in these markets. We plan to accelerate growth in licenses of editorial and creative imagery and other digital media content in non-English speaking countries by expanding our product and service offerings in markets that we have not fully penetrated, by creating or acquiring locally relevant content and by localizing language and search capability on our websites.

The micropayment model has introduced a large number of small office and home office customers to the stock photography market; customers who we believe did not historically license imagery under traditional licensing models. This model gained popularity in

20	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

2007, driving significant micropayment revenue growth during the year. The micropayment model also creates some risk for our traditional creative product offerings. For certain customers and a limited number of projects, we believe that the micropayment image may be a viable substitute. We believe this substitution negatively impacted our traditional creative stills volume in 2007, and we expect it to continue to have an impact in 2008. We believe that there are a variety of possible uses of imagery, and our objective is to offer imagery to our customers at all price points. We believe that our customers will continue to see the value associated with our traditional products and as such, those license models will retain their importance in the stock photography market.

Also in 2007, we saw continued change in the competitive dynamics in the stock photography market. Our customers have increasing access to, and awareness of, a variety of imagery sources on the Internet. In this environment, we believe our primary competitive differentiators include the highest quality imagery, the broadest and deepest collections and the best tools for use by our customers in finding and purchasing imagery. We continue to add high quality, relevant imagery to our industry leading collections, we have created and continue to consider new license models for the benefit of our customers, and we are expanding our product and service offerings to meet our customers’ expanding digital content needs.

After acquiring Pump Audio in June 2007, we launched our new on-line music licensing service, Soundtrack, on www.gettyimages.com. This platform gives customers access to thousands of original tracks by independent artists and bands. In addition, Pump Audio has a growing collection of tens of thousands of songs from independent artists on www.pumpaudio.com, which can be searched by our customers through Soundtrack. We have also developed, and plan to continue to develop, consumer offerings where we will showcase our editorial imagery, video and multimedia in an interactive interface for viewing by consumers. We expect to generate revenue from our consumer site(s) through advertising, sponsorships, subscriptions and ecommerce.

Revenue

We generate our revenue from licensing rights to use visual content and from providing related services. Revenue is principally derived from a large number of relatively small transactions involving licensing rights to use single still images, stock footage or CDs containing multiple images and music. We also generate revenue from subscription image licenses, from assignment photo shoots and from additional products and services. In addition to being licensed directly by us, our imagery is also licensed through channel partners (distributors) and delegates worldwide. Revenue generated from delegates comprised approximately 7% of our revenue in 2007 and 2006, compared to 6% in 2005. Delegates typically earn and retain 35% to 40% of the license fee paid by their customers, and we recognize the remaining 60% to 65% as revenue.

STILL IMAGERY

We offer still imagery for license through four image portfolios: rights-managed, rights-ready, royalty-free, and editorial. Rights-managed images are licensed by customers on a use-by-use basis and generally have higher license fees based on the intended use or application of the image, geographic distribution, license duration, circulation and level of exclusivity.

The rights-ready model represents rights-managed quality imagery under a simplified license model. The license fee for a rights-ready image is based on a limited number of broadly defined usage categories with no geographic variable and a 10 year license duration. Since its introduction, we have been adding images and collections to our rights-ready portfolio and we expect it to grow as a percentage of our total revenue over time.

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

MUSIC

We license music to customers directly through our Soundtrack platform located on our website at www.gettyimages.com and through www.pumpaudio.com. Master recording and synchronization licenses are available for all music tracks, either on an individual basis

21	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

or through a blanket license, which allows a customer to use any of the available music tracks for a contracted period of time. The blanket license period and fee are negotiated in a contractual arrangement between Pump Audio and the customer. We also offer music-related services, such as rescoring.

Cost of Revenue

Cost of revenue consists primarily of royalties owed to contributors, comprised of photographers, filmmakers, image partners and musicians. Contributors are under contract with us and typically receive royalties of 10% to 50% of the total license fee, depending on the portfolio (as discussed above), where the imagery is licensed (licenses outside a contributor’s home territory result in lower royalties) and the terms of their contract. We also own the copyright to certain of the images in our collections (wholly-owned content) for which we do not pay any third party royalties. Cost of revenue also includes the cost of shipping and handling hard goods (CDs), costs of our assignment photo shoots and other costs related directly to the creation of the products and services we sell. Cost of revenue excludes depreciation and amortization associated with creating or buying imagery or music.

Acquisitions of Businesses

On June 19, 2007, we purchased all of the shares of Pump Audio, Inc. for $41.3 million. Pump Audio, Inc., located in New York, New York, is a leading provider of quality independent music to content creators around the world. The majority of the purchase price was allocated to goodwill ($36.4 million), identifiable intangible assets ($9.6 million) and deferred tax liabilities ($3.5 million).

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

On April 6, 2006, we purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively, “Stockbyte”) for $135.0 million in net cash (excluding direct acquisition costs). Stockbyte a photography agency based in Tralee, Ireland that licensed royalty-free imagery to its customers through distributors, including Getty Images, and through its two websites, www.stockbyte.com and www.stockdisc.com. Prior to the acquisition, we had a significant number of Stockbyte’s images available for license through our Image Partner program. The purchase price was allocated primarily to goodwill ($110.2 million) and identifiable intangible assets ($21.4 million).

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., the pioneer of the micropayment stock image marketplace business model, located in Calgary, Alberta, Canada, for $50.0 million in cash. iStockphoto, Inc. licenses royalty-free imagery exclusively through its website, www.istockphoto.com, where customers can license single images from $1 to $20 and video clips from $10 to $50 based on file size (the micropayment model). The purchase price was allocated primarily to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million).

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

We also purchased several other small companies subsequent to December 31, 2004. All acquisitions were accounted for using the purchase method of accounting and accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. All acquisitions for the periods presented in this report were not material, individually or in aggregate annually, to the company as a whole and, therefore, pro forma financial information is not presented.

22	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

RESULTS OF OPERATIONS

Comparison of 2007 to 2006 Results of Operations

All numbers in the tables below, except percentages, are in thousands.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Revenue	$ 857,591	100.0	$ 806,589	100.0	$ 51,002	6.3

Changes in foreign currency exchange rates increased revenue by approximately $36.2 million or 4% for the year ended December 31, 2007. Excluding this impact, revenue was relatively flat year over year in all geographic regions.

Excluding the impact of foreign exchange, revenue increased year over year due mainly to an increase in the volume and price per image of micropayment licenses and an increase in revenue from licenses of editorial imagery (in large part due to the acquisition of MediaVast, Inc.). Overall, our revenue increased in 2007 by approximately $40 million due to growth in revenue from companies acquired in 2007. This growth in revenue was offset in part by declines in the volume and price of both rights-managed and royalty-free traditional creative still images licensed. We believe these changes reflect a continuing shift to online uses of imagery, which require lower quality imagery at lower price points yet higher volumes, and a growing global entertainment marketplace. Management expects these trends to continue in the near term.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Cost of revenue	$228,157	26.6	$206,761	25.6	$21,396	10.4

Cost of revenue increased as a percentage of revenue in 2007, due primarily to a change in revenue mix, with higher margin royalty-free imagery representing a smaller percentage of overall revenue. Further, there has been a shift in the mix of imagery licensed within our royalty-free portfolio towards imagery with higher royalty rates, such as micropayment and image partner imagery. Management expects these trends to continue in the near term.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Selling, general and administrative expenses (SG&A)	$335,914	39.2	$302,729	37.5	$33,185	11.0

SG&A increased in 2007 over 2006 due mainly to:

•

increased payroll costs, mainly in connection with employees that joined the company through recent acquisitions and annual salary increases, offset in part by the departure of employees not associated with recent acquisitions (mainly in connection with restructurings initiated in the fourth quarter of 2006 and the third quarter of 2007);

•	approximately $12.0 million or 4% increase due to changes in foreign currency exchange rates;
•

significant professional fees associated with our review of our equity compensation grant practices and related accounting, termination of a planned acquisition and evaluation of strategic alternatives to increase shareholder value, which aggregated approximately $6.0 million; and

•	increased marketing expenses, mainly in connection with the launch of our new www.gettyimages.com website and to support the growth of www.istockphoto.com.

Management expects SG&A to increase in 2008, due mainly to continued investment in the growth areas of our business and the full year impact of costs associated with businesses acquired in 2007.

23	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Depreciation	$ 61,611	7.2	$ 53,254	6.6	$ 8,357	15.7

Depreciation increased year over year due mainly to recent investments in the creation and acquisition of imagery and the acquisition and development of computer hardware and internal use software. Management expects depreciation to increase in 2008 as a result of recent and continued investments in imagery and infrastructure.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Amortization	$ 29,187	3.4	$ 19,680	2.4	$ 9,507	48.3

The increase in amortization in 2007 was due to the amortization of the intangible assets related to recent business acquisitions.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Restructuring costs	$ 5,218	0.6	$ 26,315	3.3	$ (21,097)	(80.2)

In the third quarter of 2007, we implemented a plan to reallocate resources in order to align our costs with the growth areas of our business. This plan for realignment resulted in a reduction in our workforce of approximately 100 employees worldwide, or approximately 5% of our full-time staff. In connection with this plan, we recorded a charge of approximately $3.9 million for employee termination costs and $0.3 million of restructuring costs related to vacated leased facilities. We also consolidated certain of our other offices in 2007, resulting in aggregate restructuring charges of approximately $1.0 million. We do not expect to see material cost savings as a result of these actions, as offsetting the benefits of the reduction in workforce is the investment in workforce in the growth areas of our business.

During 2006, we recorded a total of $26.3 million of restructuring costs. Approximately $20.7 million related to consolidation of certain office space in New York and Seattle. The remaining $5.6 million was a severance charge in the fourth quarter related to a realignment of resources.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Investment income	$ 11,088	1.3	$ 8,834	1.1	$ 2,254	25.5

Investment income increased year over year due to investment losses of approximately $4.0 million recognized in 2006 on the sale of investments. Excluding these losses, interest income decreased in 2007 due mainly to lower average investment balances compared to 2006, offset in part by an increase in average interest rates.

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2007	% of revenue	2006	% of revenue	$ change	% change

Interest expense	$ (6,680)	(0.8)	$ (1,506)	(0.2)	$ (5,174)	(343.6)

The increase in interest expense year over year in 2007 is due to borrowings under our senior credit facility used to partially fund the acquisitions of MediaVast, Inc. and Pump Audio, Inc.

24	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2007	effective tax rate	2006	effective tax rate	$ change	% change

Income tax expense	$ (75,763)	(37.6)	$ (74,248)	(36.3)	$ (1,515)	(2.0)

Discrete items recorded during the year decreased our annual effective tax rate for 2007 by approximately 2.2 percentage points. The significant discrete items recorded during 2007 were the release of liabilities for uncertain tax positions resulting from the expiration of statutes of limitations (approximately 3.5 percentage points), offset in part by the impact of changes in the statutory tax rates of various countries (approximately 0.8 percentage points). Excluding the impact of discrete items in both years, our annual effective tax rate was higher in 2007 than in 2006, primarily due to an increase in income in jurisdictions with higher tax rates and interest expense accrued on uncertain tax positions in accordance with FIN No. 48 (adopted January 1, 2007).

Management currently expects our annual effective tax rate, excluding discrete items, for 2008 to be approximately 39.9%, generally consistent with 2007.

Comparison of 2006 to 2005 Results of Operations

All numbers in the tables below, except percentages, are in thousands.

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

25	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Selling, general and administrative expenses	$ 302,729	37.5	$ 252,103	34.4	$ 50,626	20.1

Selling, general and administrative expenses increased year over year due mainly to an increase in stock-based compensation expense as a result of adopting SFAS No. 123(R) on January 1, 2006, an increase in staff costs for employees who joined the company through business acquisitions and increased sales staff, higher marketing expenses and increased professional fees mainly associated with tax planning strategies and the review of our historic equity compensation grant practices.

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

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Restructuring costs	$ 26,315	3.3	$ —	—	$ 26,315	100.0

During 2006, we recorded a total of $26.3 million of restructuring costs. Approximately $20.7 million related to consolidation of certain office space in New York and Seattle and was based on our evaluation of our options regarding the resultant excess space and our estimate of the total loss incurred on these spaces for the remainder of the respective lease terms. The remaining $5.6 million was a severance charge in the fourth quarter related to a realignment of resources.

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

26	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

	YEARS ENDED DECEMBER 31,				YEAR OVER YEAR

	2006	% of revenue	2005	% of revenue	$ change	% change

Interest expense	$ (1,506)	(0.2)	$ (7,618)	(1.0)	$ 6,112	80.2

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

Our effective tax rate for 2006 increased from 2005 primarily due to the recognition of a valuation allowance relating to deferred tax assets generated from capital losses incurred in 2006. Additionally, in 2005 we released $4.7 million of liabilities for uncertain tax positions in connection with our ability to utilize foreign tax credits as well as favorable developments in tax examinations.

FINANCIAL CONDITION

Liquidity

DECEMBER 31,	2007	2006

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$364,464	$339,466
Working capital	$23,643	$353,824
Current ratio	1.05	3.66

Cash flows provided by operating activities	$249,316	$269,103
Cash flows (used in) provided by investing activities	(349,381)	35,551
Cash flows provided by (used in) financing activities	85,359	(197,447)

A change in the classification of our $265 million convertible subordinated debentures from long-term to current (due to the ability of the holders to require us to redeem the debentures on June 9, 2008) decreased our working capital and current ratio. Had we not changed the classification of our debentures, our working capital and current ratio would have been $288.6 million and 1.75, respectively, at December 31, 2007. For further discussion of the key terms of our debentures, see the “Convertible Subordinated Debentures” below. The remaining decline in working capital is due mainly to cash paid for acquisitions of businesses during 2007 ($254.7 million), most of which was not financed with debt.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Cash flows provided by operating activities in 2007 decreased from 2006 by $19.8 million, due mainly to increased selling, general and administrative expenses and royalties and increased interest and income tax payments, offset in part by increased revenue.

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash inflows from investing activities decreased $384.9 million in 2007, due mainly to the sale of $304.4 million of investments in 2006 that was not repeated in 2007. In addition, we spent more cash in connection with investing activities in 2007 than in 2006, mainly for the acquisition of businesses ($56.4 million more) and short-term investments ($25.5 million more).

Short-term investments at December 31, 2007 consist of an available-for-sale money market fund of $31.3 million carried at market value (there were no unrealized gains or losses included in other comprehensive income). The investment was in the Columbia Strate-

27	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

gic Cash Fund and had historically been classified as cash equivalents on our balance sheet, as this investment was readily convertible into known amounts of cash. In December 2007, this fund was closed due to liquidation of over half the fund by one investor, leaving us in a position where we were unable to liquidate our funds on demand. Columbia Asset Management (a division of Bank of America Corporation) is performing an orderly liquidation of the fund, which it expects to substantially complete in 2008. As result, we changed the classification of the investment from cash equivalents to short-term investments upon closure of the fund. See “Subsequent Events” below for $10.5 million of cash received after year end relating to this investment.

At the time that this fund was closed in December of 2007, the Net Asset Value (NAV) was no longer fixed at $1.00 and became a floating price. We obtained the December 31, 2007 NAV from Columbia Asset Management. In order to confirm that this NAV represented the fair value of the investment as of that date, we: discussed Columbia Asset Management’s valuation technique with them; agreed the trading prices of certain of the underlying investments to market quotes from Bloomberg; compared the quoted NAV to the NAV of cash receipts subsequent to year end; and reviewed the credit ratings of the companies issuing the underlying securities to determine if further impairment was likely. We determined that the quoted NAV was appropriate and recognized a $0.4 million loss on this investment. This loss is included in investment income in our consolidated statement of income.

Because this investment mainly comprises debt issuances by third parties, we are subject to credit risk for this investment. Should these companies become unable to repay their debts, or should buyers of the investments not be available for Columbia Asset Management’s orderly liquidation, the value of our investment could be further impaired.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities increased $282.8 million in 2007, due mainly to the repurchase of $207.7 million worth of our common stock in 2006 as compared to no repurchases in 2007, as well as due to $80.0 million in net borrowings under our senior credit facility, which was used to partially fund acquisitions of business during 2007.

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

•

The Debentures may be converted at the holder’s option only under any of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than $73.30; 2) the credit rating assigned to the Debentures by Standard & Poor’s Ratings Services is below B- or by Moody’s Investors Service is below B3 (the ratings were B+ and Ba2, respectively, at December 31, 2007); 3) the trading price of the Debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the Debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

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

•

We are required to pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the Debentures over a five-day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per Debenture. The market price of our Debentures was approximately $965 per debenture at December 31, 2007.

28	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

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

If the Debentures are settled entirely in cash (as opposed to part cash and part common stock), which would be the case if we are required to redeem the debentures in June of 2008, we would be required to pay U.S. Federal and state income taxes relating to the recapture of original issuance discount deductions we have taken in excess of the stated coupon interest rate on the Debentures. The additional tax payable associated with the amount to be recaptured was approximately $40.5 million at December 31, 2007. This amount has already been provided for as a deferred tax liability on our consolidated balance sheet and therefore, this cash payment would not impact our consolidated statements of income.

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

The interest rate on funds drawn down under the Facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We are charged 0.125% to 0.15% on funds available but not drawn down. The Facility permits us to maintain a maximum leverage ratio of 2.75 throughout its term. The leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter earnings before interest expense, income tax expense, depreciation, amortization, non-cash items (including stock-based compensation expense) and any non-recurring items. The Facility is also subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility. We borrowed $120.0 million and repaid $40.0 million on the Facility during 2007, leaving a balance due of $80.0 million at December 31, 2007. We repaid an additional $40.0 million on the facility in January of 2008 (see “Subsequent Events” below).

Planned Debt Refinancing    We expect to refinance both the Facility and the Debentures in 2008, as the Facility expires in March of 2008, and we believe it is likely that the holders of the Debentures will require us to redeem them in June of 2008. See discussion of the extension of the expiration of, and increase in the amount of funds available under, the Facility subsequent to year end under “Subsequent Events” below). We believe that we will be able to obtain replacement financing in the amount desired and at reasonable interest rates. This belief is based upon preliminary conversations with potential lenders, our good credit history and our historical ability to generate sufficient cash to service our debt. We expect that the proceeds from this refinancing, as well as our current cash and cash equivalents plus cash generated through future operating and investing activities will meet our liquidity needs for at least the next 12 months, including repayment of our current debt and the associated income tax payment. Our ability to generate cash flows for 2008 in line with our expectations is subject to many risks and uncertainties, including but not limited to: significant unexpected cash payments; significant changes in interest rates or income tax laws; a significant decline in the market price of our common stock; any strategic alternatives implemented; and the risks discussed in Part I, Item 1A of this Annual Report on Form 10-K.

Capital Expenditures, Contractual Obligations and Rights, Guarantees and Other Potentially Significant Uses of Cash

CAPITAL EXPENDITURES

We spent $62.9 million, $61.5 million and $57.8 million on capital expenditures in 2007, 2006 and 2005, respectively. The increase in 2006 resulted mainly from the acquisition and creation of wholly-owned imagery, while the increase in 2007 resulted mainly from increased acquisition and development of hardware and internal use software. We had no material commitments for capital expenditures at December 31, 2007. However, we plan to spend approximately $60.0 million to $65.0 million on capital expenditures in 2008, mainly related to the creation or acquisition of imagery and development and acquisition of computer software and hardware. The anticipated sources of funds for these capital expenditures are current cash and cash equivalents and cash flows provided by operating and investing activities, but could include any of the sources discussed under “Liquidity” above.

29	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

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

Liabilities for uncertain tax positions are excluded from this table due to the uncertainty of the timing of the resolution of the underlying tax positions. The current portion of these liabilities at December 31, 2007 was $2.2 million, which we expect to be settled in cash in the next 12 months. The non-current portion at December 31, 2007 was $40.5 million, of which the timing of the resolution is uncertain. Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are also excluded from this table, as are payments, guaranteed and contingent, under employment contracts because they do not constitute purchase commitments.

YEARS ENDING DECEMBER 31,	2008	2009	2010	2011	2012	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures:
Principal payments [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Interest payments [1]	1,343	1,343	1,343	1,343	1,343	14,106	20,821
Senior credit facility:
Principal payments	80,000	—	—	—	—	—	80,000
Interest payments	934	—	—	—	—	—	934
Operating lease payments on facilities and equipment leases[2]	29,564	26,880	26,362	22,775	22,164	46,193	173,938
Minimum royalty guarantee payments to contributors of imagery [3]	11,624	8,851	4,516	3,106	461	—	28,558
Other purchase commitments	6,252	1,767	689	44	30	—	8,782

Total contractual obligations	$129,717	$38,841	$32,910	$27,268	$23,998	$325,299	$578,033

[1]

Figures assume that the convertible subordinated debentures are repaid upon maturity in 2023, which may or may not reflect future events. Under the terms of the indenture, the holders may require us to redeem the debentures in 2008, 2013 and 2018. The debentures are reflected as short-term in our December 31, 2007 balance sheet due to the potential 2008 redemption. See discussion of these circumstances under “Convertible Subordinated Debentures” and “Planned Debt Refinancing” above, as well as the discussion of the additional U.S. tax payment that would be required if the debentures are settled entirely in cash.

[2]

Offsetting these operating lease payments will be receipts for subleased facilities in the amounts of (in thousands) $9,007, $9,489, $9,388, $9,032 and $9,042 for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively, and $16,695 thereafter, for a total of $62,652.

[3]

Offsetting these minimum royalty guarantee payments to contributors of imagery will be minimum guaranteed receipts from contributors in the amounts of (in thousands) $2,179 and $1,508 for the years ending December 31, 2008 and 2009, respectively, for a total of $3,687.

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

30	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

claims has been immaterial, as were our recorded liabilities for intellectual property infringement at December 31, 2007 and 2006. As such, we believe the estimated fair value of these liabilities is minimal.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at December 31, 2007 or 2006. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

OTHER POTENTIALLY SIGNIFICANT USES OF CASH

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250.0 million, an increase from the prior authorization of $150.0 million. During 2006, we repurchased a total of 3.5 million shares for $207.7 million under the amended plan. These repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. We did not repurchase any shares of our common stock in 2007, and therefore approximately $42.3 million remains under the Board of Directors approved plan for future repurchases.

We will continue to consider selective acquisitions of businesses. During 2007, we paid $254.7 million in cash for acquired businesses. Cash paid for business acquisitions can vary significantly from year to year due to the timing of identifying and completing acquisitions that contribute to the achievement of our objectives.

We have not paid or declared any dividends since inception, and our Board of Directors does not anticipate changing this practice in the foreseeable future.

SUBSEQUENT EVENTS

Financing

In January of 2008, we repaid $40.0 million of funds borrowed under our senior credit facility, leaving $40.0 million due on the facility. In February of 2008, we entered into an agreement with U.S. Bank National Association to extend the senior credit facility for 90 days beyond its original expiration date, with an option to extend another 90 days, and to provide for an additional $150.0 million of available borrowing capacity within the first 90 day extension, bringing the total borrowing capacity to $350.0 million. The incremental borrowing capacity is available for general corporate purposes, including the redemption of all or a portion of our convertible subordinated debentures.

31	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

Merger

On January 21, 2008, we announced that our Board of Directors is exploring strategic alternatives to enhance shareholder value. On February 25, 2008, we announced that we entered into an agreement to be acquired by entities affiliated with Hellman & Friedman, LLC. The merger is expected to close during the second quarter of 2008 and is subject to approval by a majority of our stockholders, approval by a majority of the shares of our common stock present in person or by proxy and voting at our stockholders meeting that are held by holders other than the Rollover Investors and Jonathan Klein, receipt of requisite antitrust approvals and other customary closing conditions. The Merger Agreement is attached as Exhibit 2.1 to our Current Report on Form 8-K as filed on February 26, 2008.

We have the right to terminate the Merger Agreement under certain specified circumstances in order to enter into a definitive agreement implementing an alternative acquisition proposal. If we so terminate the Merger Agreement, we are required to pay Parent a termination fee equal to $31 million if such termination occurs on or prior to April 4, 2008 or a termination fee equal to $52 million if such termination occurs after April 4, 2008. We also may be obligated to pay a termination fee to Parent of $52 million if the Merger Agreement is terminated under other specified circumstances. In addition, if our stockholders fail to approve the Merger, we would be required to reimburse H&F for certain of their expenses, up to a maximum of $5 million, and regardless of whether the Merger is consummated or not, we are required to pay Goldman Sachs, our financial advisor in connection with the Merger, a $3 million fee plus reimbursement for certain of their expenses.

A class action was filed against Getty Images, Inc. and its current Board of Directors purporting to assert claims on behalf of the Company’s shareholders relating to the proposed going private transaction announced by the Company on February 25, 2008. We cannot predict the outcome of this lawsuit, or others, nor can we predict the amount of time and expense that would be required to resolve such lawsuits. Getty Images disputes the merits of these claims and intends to vigorously defend against them.

If the plaintiffs ultimately prevailed in these lawsuits, our insurance coverage may not cover our total liabilities and expenses associated with the lawsuits as we have deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with their exercise of fiduciary duties in relation to the evaluation and execution of the proposed transaction. We currently hold insurance policies for the benefit of our current directors and officers.

Short-Term Investment Liquidation

Between December 31, 2007 and the date this report is filed with the Securities and Exchange Commission, we received $10.5 million in cash from the orderly liquidation of the Columbia Strategic Cash fund.

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

Goodwill and Identifiable Intangible Assets

Goodwill is the excess of the purchase price and related costs over the fair value of net tangible and identifiable intangible assets acquired through acquisitions of businesses. Goodwill is reviewed for impairment annually on August 31 and between annual tests in certain circumstances. Circumstances that could indicate impairment and require us to perform impairment tests more frequently than annually include: significant adverse changes in legal factors or market and economic conditions; a significant decline in the financial results of our operations; significant changes in our strategic plans; adverse actions by regulators; unanticipated changes in competition and our market share; or a planned disposition of a significant portion of our business. When assessing impairment, we estimate the implied fair value of the Company based on a discounted cash flow model that involves significant assumptions and estimates, including our future financial performance, our future weighted average cost of capital and our interpretation of currently enacted tax laws. At August 31, 2007, the implied fair value of our goodwill exceeded its carrying value and, therefore, our goodwill was not impaired. As circumstances change, it is possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of income from operations. The balance of goodwill at December 31, 2007 was

32	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

$1.2 billion. A 10% decrease in the discounted cash flows assumed in our August 31, 2007 goodwill impairment test would not have resulted in an impairment of our goodwill.

Identifiable intangible assets are assets that do not have physical representation, but that arise from contractual or other legal rights or are capable of being separated or divided from us and sold, transferred, licensed, rented, or exchanged. Identifiable intangible assets are generally valued based on discounted future cash flows that we estimate will be generated by the assets (sometimes referred to as the income approach) and are amortized on a straight-line basis over their estimated useful lives (see “Estimated Useful Lives of Certain Long-Lived Assets” below for more information). Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of the asset is not recoverable and exceeds its fair value. The discounted cash flow models we use to determine the fair value of identifiable intangible assets involve significant assumptions and estimates, including cash flows expected to be generated by the assets, the estimated useful lives of the assets, and our future weighted average cost of capital. As circumstances change, it is possible that future impairment tests could result in an impairment of assets, which would be included in the determination of income from operations. No identifiable intangible assets were impaired during the periods presented. The majority of the $116.6 million net book value of our identifiable intangible assets at December 31, 2007 consisted of trademarks and trade names ($46.3 million) and customer lists, contracts and relationships ($40.2 million).

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

PROPERTY AND EQUIPMENT

The majority of the $156.1 million net book value of our property and equipment at December 31, 2007 consisted of imagery ($78.4 million), computer hardware and software ($55.7 million) and leasehold improvements ($16.6 million).

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

Leasehold improvements are amortized over the shorter of the remaining original term of the lease or the estimated useful life of the improvement, ranging from two to 20 years, with the majority of the net book value invested in assets with original estimated useful lives of approximately eight and 10 years. The estimated useful lives of leasehold improvements are determined based on our prior experience with similar assets and the expected future utility of the assets to us based on our operating plans. Our future operating plans could change, and we may choose to, or be required to, terminate our leases and thereby abandon our leasehold improvements prior to the termination of the associated lease or the end of the otherwise estimated useful life. The estimated useful lives of leasehold improvements are reviewed whenever events or changes in circumstances indicate that revisions may be required, such as a planned move to or from, or remodeling of, a leased space.

IDENTIFIABLE INTANGIBLE ASSETS

As discussed above, the majority of the net book value of our identifiable intangible assets at December 31, 2007 consisted of trademarks and trade names and customer lists, contracts and relationships. We evaluate the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

33	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

The estimated useful lives of trademarks and trade names, two to 10 years, are generally based on contractual or other legal terms, our plans for use of the assets and the cost and difficulty of renewing the lives of the assets. The useful lives of these assets may change or terminate prior to the end of their contractual lives due to changes in operating plans, brand strategy, acquisition or disposition of businesses and legal action, among other circumstances.

The estimated useful lives of customer lists, contracts and relationships, ranging from two to seven years, are determined based on our prior experience with customers in general and revenue we expect to generate through these specific customers in the future. Customers are free to terminate their relationship with us at any time, our past experience with one group of customers may not be indicative of our future experience with another group, and past revenue may not be indicative of future revenue.

Income Taxes

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. We establish liabilities for uncertain tax positions when, despite our belief that we have appropriate support for positions we have taken on our returns, we determine whether it is more likely than not that a tax position will be sustained upon examination. These liabilities are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement and are established through our income tax provisions and are recorded in other current liabilities or other long-term liabilities on our consolidated balance sheets. We remeasure these liabilities as governing laws and facts and circumstances change, such as the closing of a tax audit or the expiration of the statute of limitations for a specific exposure. We are subject to tax examinations by many taxing authorities. Although we believe that our judgments, estimates and assumptions are reasonable, the final determination of our tax liabilities could materially differ from our expectations. If this should occur, our Consolidated Financial Statements could be materially impacted.

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

Our effective tax rate was 37.6%, 36.3% and 35.1%, for the years ended December 31, 2007, 2006 and 2005, respectively. Our effective tax rate is affected by among other things: our mix of pre-tax earnings in jurisdictions with varying statutory tax rates; changes in tax laws, regulations and accounting principles; changes in our liabilities for uncertain tax positions; changes in valuation allowances provided against our deferred tax assets; and discrete items occurring in each period.

Foreign Exchange

Foreign exchange gains and losses that arise from changes in the exchange rates underlying foreign-currency denominated assets and liabilities, other than long-term intercompany balances, are included in our consolidated statements of income for the periods in which the exchange rates change. Foreign exchange gains and losses that arise from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature, for which settlement is not planned or anticipated in the foreseeable future, are reported in accumulated other comprehensive income in our consolidated balance sheets. The future cash needs of the parent company and each subsidiary are uncertain. Should we reclassify and settle a portion of these intercompany balances at some time in the future due to domestic cash needs or for other purposes, these intercompany balances would be redesignated as short-term, and all future revaluation gains and losses would be recorded in our consolidated statement of income. In addition, should we dispose of one of the subsidiaries with which we have a long-term intercompany balance, the accumulated other comprehensive income or loss associated with that entity would be included in the calculation of the gain or loss on the disposal of the subsidiary. Foreign exchange gains of $5.8 million and $16.0 million and losses of $23.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, arose from changes in the exchange rates underlying intercompany balances deemed to be long-term in nature and therefore were included in our consolidated balance sheets as a component of accumulated other comprehensive income.

34	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

Accumulated net unrealized gains on revaluation of foreign currency denominated long-term intercompany balances were $23.1 million and $17.3 million at December 31, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers and delegates. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate. Should future uncollectible amounts not reflect our current estimates, we would be required to change our allowance for doubtful accounts through an entry to bad debt expense included in selling, general and administrative expenses in our consolidated statement of income. Our allowances for doubtful accounts at December 31, 2007 and 2006 were $14.9 million and $14.3 million, respectively. The percentage of our investment in trade receivables, net of allowances for doubtful accounts and sales returns, more than 90 days old as a percentage of our total trade receivables, net of allowances as of December 31, 2007 and 2006 was 6% and 5%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51”

On December 1, 2007, the FASB issued SFAS No. 160. This Statement is effective for us beginning January 1, 2009, and requires prospective application of the accounting and retrospective presentation and disclosure for all periods presented. This Statement, among other things, requires an acquirer of a controlling interest in an entity to recognize the acquired interest at fair value and to allocate goodwill between the controlling and noncontrolling interest holders. It also requires the value of the noncontrolling interest to be included in equity on the holder’s balance sheet. We currently control an entity of which we do not own 100%, and we present the insignificant value of the minority interest, or noncontrolling interest, in this entity in other long-term liabilities in our balance sheet. We have not yet completed the process of determining the full impact of SFAS No. 160 on our financial statements.

SFAS No. 141, “Business Combinations”

On December 1, 2007, the FASB issued SFAS No. 141(R). This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and therefore will not impact our financial statements upon adoption. This Statement makes significant changes to the accounting for business combinations, including but not limited to:

•	professional fees incurred in connection with the business combination will be expensed as incurred rather than capitalized as part of goodwill;
•

costs to be incurred in connection with restructuring activities that do not represent legal liabilities prior to the acquisition date will be expensed post-acquisition rather than capitalized as part of goodwill;

•

material adjustments to purchase price allocation made during the accounting measurement period will be recast to the original period of acquisition in subsequent presentations of the respective financial statements; and

•

adjustments to deferred tax assets and uncertain tax position balances that occur after the accounting measurement period will be recorded as a component of income tax expense rather than as an adjustment to goodwill, regardless of whether the entity was acquired prior to or after adoption of SFAS No. 141(R).

SFAS No. 157, “Fair Value Measurements”

In September of 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under this Statement, fair value measurements are disclosed by level within that hierarchy. While this Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.

35	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7

This Statement is effective for us January 1, 2008 and is to be applied prospectively and therefore will not impact our financial statements upon adoption. However, it dictates the way we will determine fair values in the future, including, among other things, the valuation of: short-term investments; intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; liabilities associated with restructuring activities; and debt. It also increases our disclosure requirements regarding the valuation of these assets and liabilities. See also discussion of the interpretation of this pronouncement below.

FASB Staff Position (FSP) No. FAS 157-b, “Fair Value Measurements”

This FSP was issued on February 6, 2008, and delays the effective date of FASB No. 157 “Fair Value Measurements” until January 1, 2009, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities.

Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

This proposed FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components of such instruments in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP has not been finalized but is proposed to become effective January 1, 2008, with retrospective application required. If this FSP were to be finalized as proposed, our interest expense would increase significantly. However, there would be no change in the amount of interest we pay in cash.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, primarily changes in: interest rates; the market price of our common stock, into which our debt is convertible (equity price risk); and foreign currency exchange rates.

INTEREST RATE RISK

On March 19, 2007, we terminated our 364-day $100 million unsecured senior revolving credit facility that we had entered into with U.S. Bank on May 4, 2006. Also on March 19, 2007, we entered into a new agreement with U.S. Bank, as Administrative Agent and Sole Lead Arranger, for a $200 million 364-day senior unsecured revolving credit facility (the Facility). Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of debentures, and working capital requirements. Fees paid in connection with the establishment of the Facility are deferred and amortized to interest expense over the term of the Facility. As of December 31, 2007, we had $80.0 million in borrowings outstanding under the Facility.

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

See further discussion of the Facility in Item 7 above under “Senior Credit Facility.”

EQUITY PRICE RISK

Changes in interest rates have a negligible impact on the fair value of our debentures, while changes in the market price of our common stock can cause the fair value of the debentures to fluctuate. The fair value of our debentures, based on quoted market prices, was approximately $255.8 million and $261.2 million at December 31, 2007 and 2006, respectively.

36	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7A

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

FOREIGN CURRENCY EXCHANGE RATE RISK

Transaction Gains and Losses

The parent company and many of our subsidiaries enter into transactions that are denominated in currencies other than their functional currency (foreign currencies), primarily euros, British pounds, U.S. dollars and Japanese yen. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued each month. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in our consolidated statements of income in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in accumulated other comprehensive income in our consolidated balance sheets.

Transaction gains and losses arising from revaluation of assets and liabilities denominated in the same foreign currencies may offset each other, in part, acting as a natural hedge. Where our assets and liabilities are not naturally hedged, we may enter into forward foreign currency exchange contracts to reduce our exposure to transaction gains and losses. Our forward foreign exchange contracts generally range from one to three months in original maturity and primarily require the sale of euros, British pounds, Japanese yen and Thai baht and the purchase of U.S. dollars, euros and British pounds. These contracts have not been designated as hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore gains and losses arising from revaluation of these forward contracts are recorded as exchange gains and losses in our consolidated statements of income in the periods in which the exchange rates fluctuate. These gains and losses generally offset, at least in part, the gains and losses of the underlying exposures that are being hedged.

The following table illustrates hypothetical gains and losses that would be realized on our most significant forward foreign currency contracts outstanding at the reported balance sheet dates were instantaneous changes of 10% to occur in the exchange rates between the currencies bought and sold through the contracts:

DECEMBER 31,	2007		2006

	Hypothetical 10% Strengthening	Hypothetical 10% Weakening	Hypothetical 10% Strengthening	Hypothetical 10% Weakening

(In thousands)

U.S. dollar	$3,935	$(4,810)	$1,606	$(1,963)
British pound	444	(542)	(827)	1,011
Euro	(2,168)	2,650	1,543	(1,885)
Japanese yen	(727)	888	(394)	482
Thai baht	(364)	444	—	—

These hypothetical gains and losses would be offset, at least in part, by losses and gains generated from revaluing the underlying exposures these contracts are hedging.

37	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 7A

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

The following table illustrates the annual change in the foreign currency exchange rates between U.S. dollars and the most commonly hedged associated currencies:

CURRENCY	DECEMBER 31, 2007	Annual Change	DECEMBER 31, 2006	Annual Change	DECEMBER 31, 2005	Annual Change

British pound	0.5040	(1)%	0.5106	(12)%	0.5818	11%
Euro	0.6848	(10)%	0.7577	(10)%	0.8445	14%
Japanese yen	111.7100	(6)%	119.0200	1%	117.8800	15%
Thai baht	29.5000	(18)%	36.1000	(12)%	40.9900	5%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(A) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, these disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the company. We assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment using those criteria, we determined that as of December 31, 2007, our internal control over financial reporting is effective.

Management has excluded the company’s MediaVast, Pump Audio and Punchstock business units from its assessment of internal control over financial reporting as of December 31, 2007 because these business units were acquired by the company in purchase business combinations during 2007. MediaVast, Pump Audio and Punchstock represented approximately 11%, 2% and 1%, respectively, of the company’s total assets at December 31, 2007 and less than 1% each of total revenues for the year ended December 31, 2007.

38	GETTY IMAGES, INC.	2007	FORM 10-K	PART II	ITEM 9A

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

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of 2007, there were no changes in the company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Getty Images has a classified Board of Directors, consisting of Class I Directors, Class II Directors and Class III Directors, the members of which serve staggered three-year terms. The full Board currently consists of seven Directors: three in Class I and two in each of Class II and Class III. The terms of the Class II, Class III and Class I Directors will terminate on the date of the annual meeting of shareholders in the years 2008, 2009 and 2010, respectively.

Name	Age	Business Experience	Director Since	Term Expires

James N. Bailey (Class I)	61	Mr. Bailey has been a Director since February 1998 and served as a Director of Getty Communications Limited, our predecessor, from September 1996 to February 1998. Mr. Bailey co-founded Cambridge Associates LLC, an investment consulting firm, in May 1973 and currently serves as its Senior Managing Director and Treasurer. He also is co-founder, Treasurer and a Director of The Plymouth Rock Company, SRB Corporation, Inc., Direct Response Corporation and Homeowners Direct Company, all four of which are insurance companies and insurance company affiliates. Additionally, Mr. Bailey serves as a Director of Apartment Investment & Management Company (AIMCO), a multi-family dwelling real estate investment trust.	1998	2010

Andrew S. Garb (Class I)	65	Mr. Garb has been a Director since February 1998 and served as a Director of Getty Communications Limited, our predecessor, from May 1996 to February 1998. Mr. Garb also served as a Director of Getty Investments L.L.C. from June 1996 until October 2003. Mr. Garb currently is of counsel to the law firm of Loeb & Loeb LLP, where he has practiced since 1968. Mr. Garb is also a Fellow of the American College of Trusts and Estates Counsel, a Director of the Kane Educational and Research Foundation, Treasurer and Board Member of Success Through the Arts Foundation, a Board Member of Crohn’s & Colitis Foundation of America, and Trustee of the J. David Gladstone Institutes, a nonprofit medical research organization.	1998	2010

39	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 10

Name	Age	Business Experience	Director Since	Term Expires

Alan G. Spoon (Class I)	56	Mr. Spoon has been a Director since May 2006. Mr. Spoon has been a managing general partner of Polaris Ventures since 2000, where he focuses on investments in digital media, e-commerce and distance learning. Mr. Spoon has held senior leadership positions at the Washington Post Company, where he worked for 18 years, including President, Chief Operating Officer, board member, Chief Financial Officer, President of Newsweek, Head of Newspaper Marketing and Head of Corporate Business Development. Prior to his tenure at the Washington Post, Mr. Spoon was an officer at the Boston Consulting Group. Mr. Spoon also serves as a Director of Danaher Corporation, IAC/InterActiveCorp and Tech Target and is a member of the Smithsonian Institution Board of Regents, the Massachusetts Institute of Technology Corporation and The Council on Foreign Relations.	2006	2010

Christopher H. Sporborg (Class II)	68	Mr. Sporborg has been a Director since February 1998 and served as a Director of Getty Communications Limited, our predecessor, from May 1996 to February 1998. Mr. Sporborg held various positions at Hambros Bank Limited from 1962 to 1998, including Deputy Chairman of Hambros PLC and Hambros Bank Limited, Chairman and Chief Executive of Hambros Group Investments Ltd. and Chairman of Hambros Insurance Services Group PLC. Mr. Sporborg founded and was Chairman of the Board of Directors of Countrywide plc, a real estate agency and financial services company from 1987 until May 2007. He is the Chairman of the Board of Directors of Chesnara plc, a life assurance company. Mr. Sporborg also served as a Director of Lindsey Morden Group Inc., an insurance services company, until December 31, 2007.	1998	2011

Mark H. Getty (Class II)	47	Mr. Getty is a co-founder of Getty Images, and has been a Director since February 1998, serving as our Executive Chairman from September 1998 to May 2004. In May 2004, Mr. Getty relinquished his role as an executive officer of Getty Images but remains as (non-executive) Chairman of the Board. Mr. Getty served as Co-Chairman of Getty Images from February 1998 to September 1998. He served as Executive Chairman of Getty Communications Limited, our predecessor, from April 1996 to February 1998. From March 1995 to April 1996, Mr. Getty served as the Joint Chairman of Getty Communications Limited. Mr. Getty also is the Chairman of the Board of Directors of Getty Investments L.L.C.	1998	2011

Jonathan D. Klein (Class III)	47	Mr. Klein is a co-founder of Getty Images and has been our Chief Executive Officer and a Director since February 1998. Mr. Klein served as Chief Executive Officer and as a Director of Getty Communications Limited, our predecessor, from April 1996 to February 1998. From March 1995 to April 1996, Mr. Klein served as the Joint Chairman of Getty Communications Limited. Mr. Klein serves on the Board of Directors of Getty Investments L.L.C. and as a Director of RealNetworks, Inc. a leading creator of digital media services and software. He also serves on the Board of Trustees of the Groton School, on the Board of Directors of Friends of the Global Fight Against Aids, Tuberculosis and Malaria, one of the leading organizations working to educate, engage and mobilize Americans on the fight to end the worldwide burden of these diseases by focusing its efforts on decision-makers in Washington, D.C., and on the Advisory Board of the Global Business Coalition on HIV/AIDS, Tuberculosis and Malaria, the pre-eminent organization leading the business fight against HIV/AIDS and a mission to harness the power of the global business community to end the HIV/AIDS, tuberculosis and malaria epidemics.	1998	2009

40	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 10

Name	Age	Business Experience	Director Since	Term Expires

Michael A. Stein (Class III)	58	Mr. Stein has been a Director since June 2002. Mr. Stein served as Chief Financial Officer of ICOS Corporation, a biotechnology company, from January 2001 to January 2007. Prior to that, Mr. Stein was Chief Financial Officer of Nordstrom, Inc., a leading fashion specialty retailer, from October 1998 to September 2000. Mr. Stein served as Chief Financial Officer of Marriott International, Inc. from 1993 to 1998. Prior to joining Marriott in 1989, he spent eighteen years at Arthur Andersen as a partner in their Washington, D.C. office. Mr. Stein also serves on the Boards of Directors of Apartment Investment & Management Company, Nautilus, Inc. and Providence Health & Services.	2002	2009

Audit Committee

The Audit Committee consists of Messrs. Bailey, Garb and Stein. Mr. Stein has served as the chairman of the Audit Committee since 2002. The Audit Committee is comprised solely of non-employee, independent Directors. The Board of Directors determined that each member of the Audit Committee is financially literate and that Mr. Stein is an “Audit Committee financial expert” as defined under applicable rules of the SEC.

EXECUTIVE OFFICERS

Set forth below is certain information with respect to the current executive officers of Getty Images other than Mr. Klein, whose information is under “Directors”.

Name	Age	Business Experience

Jeffrey L. Beyle	46	Mr. Beyle has been our Senior Vice President, Business Development and Asia Pacific Sales since June 2007. Prior to this role, Mr. Beyle served as our Senior Vice President and General Counsel since November 2000. Mr. Beyle also served as head of Human Resources from 2002 to 2004.

Nicholas E. Evans-Lombe	41	Mr. Evans-Lombe has been our Executive Vice President, Imagery, Products and Services since June 2007. Mr. Evans-Lombe previously served as Senior Vice President, Imagery and Services from August 2004 to May 2007, Senior Vice President, Editorial Customers from September 2003 to July 2004, Senior Vice President, Editorial from January 2002 to September 2003, Senior Vice President, Strategy and Corporate Development from February 1998 to January 2002, and Director of Strategy and Corporate Development of Getty Communications Limited, our predecessor, from February 1996 to February 1998.

James C. Gurke	52	Mr. Gurke has been Senior Vice President, Human Resources and Facilities since August 2004. Since June 2007, Mr. Gurke has also served as our Interim Senior Vice President, Marketing. From December 2003 to June 2007 he also served as Chief of Staff, an advisory role to the Chief Executive Officer with no direct reports related to the position. Mr. Gurke previously served as Senior Vice President, Business Development from December 2003 to July 2004, Senior Vice President, New Revenues from May 2003 to December 2003, Vice President of New Revenues from August 2002 to May 2003, and Vice President, Sales and Marketing – Americas from January 1999 to August 2002.

John J. Lapham	40	Mr. Lapham became our Senior Vice President, General Counsel in December 2007. Prior to this role, Mr. Lapham served as our Vice President Deputy General Counsel from December 2006, Vice President, Corporate Counsel from September 2001, and Corporate Counsel from June 2001.

41	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 10

Name	Age	Business Experience

Bruce T. Livingstone	36	Mr. Livingstone became a Senior Vice President of Getty Images, in addition to his existing role as Chief Executive Officer iStockphoto, in May 2007 and moved to our headquarters in Seattle in December 2007. In August 2007, Mr. Livingstone was given additional responsibility for the Getty Images technology organization and added to his title Senior Vice President, Technology. He initially joined Getty Images in February 2006 as Chief Executive Officer of iStockphoto when Getty Images acquired iStockphoto Inc., a company Mr. Livingstone founded in 2000. Mr. Livingstone has started several other companies, including Evolvs Media Inc. and Paper Thin Walls Inc., the assets of each of which were also recently acquired by Getty Images.

Thomas Oberdorf	50	Mr. Oberdorf joined Getty Images in June 2006 as Senior Vice President and Chief Financial Officer. Prior to joining Getty Images, Mr. Oberdorf was the Senior Vice President, Chief Financial Officer and Treasurer of CMGI, Inc., from 2002 to June 2006, and Senior Vice President and Chief Financial Officer – BeMusic Direct of Bertelsmann Music Group (BMG Music), from 1999 to 2001.

Bo T. Olofsson	45	Mr. Olofsson has been Senior Vice President Global Sales since October 2005, and was Senior Vice President, EMEA, Asia Pacific and Emerging Markets from May 2003 until October 2005. Prior to joining Getty Images, Mr. Olofsson worked for Dell Computer in Europe from 1997 to May 2003, serving in a number of executive sales positions.

Michael D. Teaster	41	Mr. Teaster is our Senior Vice President, Imagery, Products and Services effective in June 2007. Mr. Teaster previously served as Senior Vice President, Business Development, from November 2006 to May 2007, managing acquisition activity, overseeing the development and management of strategic partnerships, and pursuing new business opportunities including the creation of new products and services. From 2001 to 2004, he served as Vice President of Agent Development, overseeing the strategy and implementation of Getty Images’ Master Delegate network worldwide. In 2004, he was appointed Vice President of Image Partners before his role expanded to include business development in July 2005.

CORPORATE GOVERNANCE

Getty Images has adopted the following codes and guidelines applicable to our business conduct: (1) Code of Business Conduct, (2) Code of Ethics for Getty Images’ management and Board of Directors, (3) Corporate Governance Guidelines, and (4) the Leadership Principles. These codes and guidelines can be found on the Corporate Governance section of Getty Images’ website. Log on to www.gettyimages.com and click “About Getty Images,” then “Investors,” then “Corporate Governance.” These documents are also available in print to any shareholder who makes a request in writing to:

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

If any material provisions of our Code of Ethics or our Code of Business Conduct are waived for any member of our management or Board of Directors, or if any substantive changes are made to our codes, we will disclose that fact on our website or in a Current Report on Form 8-K that would be filed with the SEC. There were no waivers of any of our codes relating to executive officers or direc-

42	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 10

tors in 2007 except for one waiver made and disclosed in 2007 with respect to Mr. Livingstone as discussed further in the “Transactions with Related Persons” section of this 10-K.

The Board has established a mechanism by which any employee, shareholder, vendor, customer or other interested party may submit confidential or anonymous reports of suspected or actual violations of our Code of Business Conduct or Code of Ethics relating to financial, accounting, auditing or internal controls matters or procedures. Individuals wishing to submit such reports may do so by calling 1-800-425-0889 or logging on to www.resultor.com/gettyimages, both of which are available 24 hours a day, seven days a week.

We have adopted Corporate Governance Guidelines, which are available by logging on to www.gettyimages.com and by first clicking “About Getty Images,” then “Investors,” then “Corporate Governance.” These Corporate Governance Guidelines are also available in print to any shareholder who requests it by emailing investorrelations@gettyimages.com. These principles were adopted by the Board to best ensure that the Board is independent from management, that the Board adequately performs its function as the overseer of management and to help ensure that the interests of the Board and management align with the interests of the shareholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers and persons who own more than 10% of our common stock (collectively, Reporting Persons) to file with the SEC initial reports of ownership and changes in ownership of our common stock. Reporting Persons are also required by the SEC regulations to furnish Getty Images with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of copies of such reports received by us, or on written representations from certain Reporting Persons that no other reports were required for such persons, we believe that during fiscal year 2007, all Section 16(a) filing requirements were satisfied on a timely basis except a Form 3 for John L. McKay, Jr., who served as our Senior Vice President, General Counsel for part of 2007. Mr. McKay’s Form 3 should have been filed in June 2007 and was instead filed in July 2007.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As noted above, the Compensation Committee is composed of three independent Directors, Messrs. Bailey, Spoon and Sporborg; prior to his resignation from the Compensation Committee on October 17, 2007, Mr. Garb was also a member of the Committee. None of Messrs. Bailey, Garb, Spoon or Sporborg has been an officer or employee of Getty Images at any time or is an executive officer of an entity for which an executive officer of Getty Images served as a member of a compensation committee or as a director during the last fiscal year. During 2007, none of our executive officers served as a member of the board of directors or compensation committee of any other entity whose executive officer(s) served on our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Getty Images has reviewed and discussed the following Compensation Discussion and Analysis section of this Annual Report on Form 10-K with Getty Images’ management. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K for the year ended December 31, 2007. The members of Getty Images’ Compensation Committee during 2007 and as of the date of this Form 10-K are:

Andrew S. Garb (Member and Chairman of Committee until October 17, 2007)

Alan G. Spoon (Member and Chairman of Committee since October 17, 2007)

James N. Bailey

Christopher H. Sporborg

COMPENSATION DISCUSSION AND ANALYSIS

Our compensation programs are designed to attract and retain highly qualified employees and to motivate them to maximize shareholder returns by achieving annual and long-term financial goals. Our compensation programs also allow the performance of individual employees against non-financial targets (such as adherence to our Leadership Principles) to play a role in determining total compensation. Our

43	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

Leadership Principles define the kind of company we want to be by setting forth leadership behaviors that form the cornerstone of everything we do. Our Leadership Principles can be found in the Corporate Governance section of our website. Log on to www.gettyimages.com and first click “About Getty Images,” then “Investors,” then “Corporate Governance.” Our compensation programs are intended to be competitive with prevailing market practices and to link each employee’s compensation directly to our financial performance. This compensation discussion and analysis addresses the following aspects of our compensation programs and policies:

•	Our executive compensation elements and what the elements are designed to reward.
•	The role of the Compensation Committee, our executive officers and our compensation consultant in the development and administration of executive compensation.
•	The details of our executive compensation, including:
•	The elements of executive compensation, why we choose to pay each element, and how each element fits into our overall compensation objectives.
•	How we determine the amounts to pay.

I.    Executive Compensation – Objectives and Design

The primary basis of our general compensation philosophy and practice is that total compensation should vary along with the success of Getty Images in achieving its financial objectives and with the success of the individual employee in achieving his or her non-financial objectives, and that long-term incentive compensation should be closely aligned with the shareholders’ interests. This approach applies to all of our employees, with a more significant portion of compensation being variable (that is, at-risk and tied to Getty Images’ financial performance) as an employee’s level of responsibility increases.

Another important aspect of our compensation philosophy and practice is that we believe our compensation programs should be straightforward in their design and application. We believe that this approach has the benefit of allowing employees to understand clearly how they will be compensated. This approach also makes it easier to predict and measure the compensation that employees have realized and will realize in the future, and to reduce the chance of the compensation programs having unintended consequences.

II.    Role of the Compensation Committee, our Executive Officers and our Compensation Consultant

The Compensation Committee has oversight responsibility for our compensation plans, policies and programs both for our executive officers and for our other employees. Our management team, in particular our Human Resources Department, works with our Chief Executive Officer and our other executive officers to develop and design our compensation plans, policies and programs. The more significant plans, policies and programs, including all in which any executive officer participates, then are reviewed with the Compensation Committee at formal meetings and via informal discussions in order to provide the information necessary, or requested by the Compensation Committee to evaluate, modify as needed, and ultimately approve the plans, policies and programs. The Compensation Committee also has engaged Towers Perrin, a leading compensation consulting firm, to assist the Compensation Committee in the performance of its duties. On decisions regarding the compensation of specific executive officers, the Compensation Committee works closely with the Chief Executive Officer, with the Chief Executive Officer making recommendations regarding each of the other executive officer’s compensation for discussion with and, ultimately, approval by the Compensation Committee. For the Chief Executive Officer’s compensation, the Compensation Committee works with Towers Perrin to obtain the information and advice necessary for it to make the decisions.

Towers Perrin reports directly to the Compensation Committee, which has authority to engage and retain any outside advisors to provide advice regarding all aspects of executive compensation and benefits. Towers Perrin provides the Compensation Committee with comparative compensation information for equivalent positions from peer companies as outlined in the section titled “Benchmarking and Determination of Amounts of Each Element of Compensation.” Towers Perrin has also supplied relevant and timely information to the Compensation Committee and management on such matters as regulatory changes and updates, current industry practices relating to executive compensation and other such issues. Though management uses this general information received from Towers Perrin in its overall compensation management and planning, management retains another compensation consultant as needed for specific compensation information and otherwise works with Towers Perrin only as required to provide information to Towers Perrin in order to allow them to complete the tasks assigned to them by the Compensation Committee. Such work includes, for example: providing information on our current practices; advising on proposals that may be considered regarding executive or other compensation; and providing detail on our compensation structure such as current and historical salaries, benefits, bonus and equity compensation so that, as required, Towers Perrin can provide the Compensation Committee with relevant feedback and comparative data.

44	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

III.    Elements of Compensation – Identification and Selection; Benchmarking and Determination of Amounts; Other Benefits

A.    Identification and Selection of Elements of Compensation

The total compensation for our employees, including our executive officers, consisted of the following components in 2007 (and will consist of these elements in 2008 as well):

Element	Description and Objective

Base salary	We provide base salaries that are competitive with those companies with whom we compete for talented employees. We set our target base salaries in a range generally in the 50th – 75th percentiles for comparable jobs at comparable companies globally, in order to provide our employees with competitive base salaries. We believe our target base salaries are an important part of an attractive overall compensation and benefits package.

Cash bonus: Non-Sales Employees

We offer an annual pay-for-performance cash incentive plan dependent on our annual financial performance and the individual employee’s performance against specific performance objectives and our Leadership Principles. A greater percentage of an employee’s award is determined by performance against financial objectives as the employee’s level of responsibility increases. We set our target cash bonus in a range approximating the 50th percentile for comparable companies globally.

The objective of this plan is to provide a means to align the interests of our non-sales employees to our critical annual financial objectives and to reward all non-sales employees for achieving these objectives. This plan covered all executive officers in 2007, except our Senior Vice President, Technology, CEO iStockphoto. Mr. Livingstone was on a different incentive plan in 2007 but will be covered under the non-sales bonus plan in 2008, consistent with the other executive officers.

Sales Employees

For non-executive sales employees, cash commission plan payout is solely dependent upon individual and/or group sales targets. For the more senior employees in the sales function, a part of variable cash compensation is determined by personal performance against specific performance objectives and our Leadership Principles.

Our sales commission plan is designed to provide significant incentives for sales employees at all levels to achieve their monthly, quarterly and annual sales targets.

Long-Term / Equity Compensation

Our long-term compensation is in the form of equity awards, primarily in the form of restricted stock units.

A restricted stock unit award is a grant of a right to receive shares of our common stock that vests over time. As the restricted stock unit awards vest, employees receive shares of common stock that they own outright. In contrast, stock options, which we used to award almost exclusively and now award occasionally, are options to purchase shares of our common stock upon the payment of the option exercise price, with the recipient being able to exercise the options only as the award vests over time. The exercise price for a stock option award is no less than the fair market value of our common stock on the date of the award, which we define as the average of the high and low trading prices of our common stock on the date of the award. This means that the award recipient receives value from the stock option award only if the price of our common stock appreciates.

The long-term compensation program is designed to allow annual awards of restricted stock units for a significant number of our employees, although our executive officers may not receive awards each year. It is also designed to allow employment inducement awards and awards to newly promoted employees at higher position levels in the organization, including executive officers. The use of equity as the vehicle for our long-term compensation program builds on the annual cash incentive programs by rewarding key employees for their efforts in achieving our financial objectives. In addition, equity incentive awards may be able to tie our employees’ compensation (that of our more senior employees, in particular) more closely to shareholder returns than cash incentives. We set our target long-term compensation in a range approximating the 50th percentile for comparable companies globally.

45	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

Element	Description and Objective

The time-based vesting schedules are intended to support retention. In the case of our Chief Executive Officer, however, we also condition the vesting of each tranche of certain of his awards on the achievement of certain annual performance goals set by the Compensation Committee each year.

Benefits

We aim to provide our employees with a competitive, comprehensive and well-balanced total compensation package.

While the specifics of the benefits programs vary by country, we typically offer health, disability and life insurance, as well as defined contribution retirement plans. We also provide limited additional benefits for the executive officers and other senior management, such as supplemental life and disability insurance.

B.	Benchmarking and Determination of Amounts of Each Element of Compensation

In setting each executive’s base salary and target annual cash incentive bonus, and in awarding any long-term incentive compensation, the Compensation Committee considers relevant factors including comparative compensation levels for equivalent positions at peer companies using benchmark and market practice data collected and prepared both by our Human Resources group and by Towers Perrin, as well as each executive’s unique role and responsibilities, internal equity, relative value and our overall compensation philosophy.

The executive compensation benchmarking surveys provide information on levels of total compensation, total cash compensation, base salary, target annual incentive compensation, and long-term incentive compensation (including equity-based compensation) for comparable executive positions at organizations similar to ours globally. Using these surveys and other data, Towers Perrin provides benchmark information on compensation levels and practices, such as the types and prevalence of various compensation plans and the elements thereof, the mix of pay among these elements, and market trends. The Compensation Committee believes it is critical to understand executive compensation practices and levels among all potential competitors for senior management talent. The most recent study provided by Towers Perrin was in November 2005, and there were no updates or new surveys requested by Getty Images in 2007. The Compensation Committee has requested an update to the study from Towers Perrin to be provided to us during early 2008.

Given Getty Images’ unique business and a lack of similarly sized, independent, direct competitors among public companies, the Compensation Committee has traditionally requested, and Towers Perrin has traditionally provided, a report based on published compensation surveys of a general nature. In particular, Towers Perrin has provided information from two groups of companies in Towers Perrin’s executive compensation database: general industry companies and media companies. The information on general industry companies provides the Compensation Committee with a broad perspective on the competitive labor market for most senior executive positions, while the information on media companies provides a perspective on pay practices for a related industry that, like Getty Images, emphasizes creative talent and process and places importance on content management and intellectual property considerations. While the media group used does not directly reflect Getty Images’ specific industry, we believe it provides the Compensation Committee with a secondary reference of companies that are similar in these important ways. Because revenue is strongly correlated with executive pay (a broadly accepted measure of organizational complexity, size and scope that is associated with executive roles, responsibilities and compensation levels), the most recent analysis completed in November 2005 was limited to companies in the general industry and media comparison groups who participated in the 2005 Towers Perrin executive compensation survey with revenues of $500 million to $2 billion, which was recommended by Towers Perrin to the Compensation Committee to be a relevant peer group at the time of the study. The general industry comparison group included almost 140 companies in the November 2005 study.

The Compensation Committee has requested that Towers Perrin provide a new executive compensation analysis in 2008. The criteria to be used for the 2008 executive compensation analysis (to be recommended by Towers Perrin to the Compensation Committee) will accurately reflect the changes in our business since the last study in November 2005 and therefore may vary from the comparison group criteria used in 2005. Most notably, the comparison groups will be adjusted to include general industry and media companies with revenues between $500 million and $1.5 billion. It is also important to note that the group of companies included in the new study may also vary from the last study based on company participation in the Towers Perrin executive compensation survey for any given year. The benchmark group used in the Towers Perrin studies is not a pre-defined group based on specific companies, as is the

46	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

practice used by many organizations that have a sufficient group of relatively static competitors. Rather, the Towers Perrin studies use the companies that participate in the Towers Perrin executive compensation survey in the relevant year, and fall within the pre-defined revenue parameters.

As noted above, competitive compensation information among a group of similar organizations is just one relevant consideration in the pay assessment and decision process. Getty Images also believes that it is critical for the Compensation Committee to consider other relevant factors, including each executive’s unique role and responsibilities, internal equity, relative value and our overall compensation philosophy.

The comparison grouping used for the executive compensation study is not identical to those companies represented in the performance graph included in the Annual Report to Shareholders for the year ended December 31, 2007. While management and the Compensation Committee believe that it is best to reference the well-known published indices used in the performance graph to measure the performance of our shareholder return, the Compensation Committee, with the concurrence of management and Towers Perrin, believes that our competitors for employees (including executive officers) are not limited to the specific companies in those indices.

With the relevant market data, the Compensation Committee, with management’s assistance, annually reviews all elements of each executive officer’s total compensation, including each officer’s current and historical base salary, actual and target annual cash incentive bonus payouts, equity compensation (including accumulated realized and unrealized stock option, restricted stock and restricted stock unit gains), relevant internal equities (which involves a comparison of total compensation of employees at all levels of the company), and the cost of the benefits and perquisites. This review also considers the potential accounting impact of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” on compensation programs in general and our long-term incentive compensation program in particular.

While taken into account in making any additional equity awards, the size of past awards is less important in the overall mix of considerations than are the executive officer’s expected future contributions, level of responsibility and the data on market compensation practices. The Compensation Committee also is cognizant of the accounting cost and dilutive impact of equity awards, and works with management to establish approximate parameters of overall equity compensation program costs during our annual budgeting process.

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

With the assistance of our Human Resources Department, our management (including, but not limited to our executive officers) undertakes a similar benchmarking process for determining the compensation of those employees who are not executive officers. The studies used for our other employees include companies that are outside of our industry, as is the case with the benchmarking studies used for the executive officers. The Compensation Committee is not involved in the benchmarking process for employees who are not executive officers, however, effective April 10, 2007, the Compensation Committee approves equity awards for all levels of employees. Prior to this, the Compensation Committee delegated authority to the Equity Compensation Committee to grant equity awards under pre-established guidelines approved by the Compensation Committee. If any proposed equity award value exceeded the established guidelines, the proposed equity award was submitted to the Compensation Committee for approval. The sole member of the Equity Compensation Committee was the Chief Executive Officer. The Equity Compensation Committee was discontinued by the Board of Directors on April 10, 2007.

47	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

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

The Compensation Committee does not target a specific ratio between fixed and variable compensation for the executive officers. However, in performing the periodic reviews (including the benchmarking exercises) discussed above, the Compensation Committee does consider market practices regarding the mix of total compensation between fixed and variable elements, and believes that a significant percentage of the executive officer’s total compensation should be variable (that is, at-risk and tied to Getty Images’ financial performance). The actual ratio between fixed and variable compensation for each executive officer will depend upon our financial performance, the trading prices of our common stock and the executive officer’s role at Getty Images.

2.	Mix of Chief Executive Officer Pay Elements

In 2007, the Compensation Committee conducted a thorough review of Mr. Klein’s current and historical compensation packages and entered into an amended and restated employment agreement with Mr. Klein in August 2007. As a result of this review and pursuant to the employment agreement, the Compensation Committee increased Mr. Klein’s salary from $950,000 to $1,000,000 per year, effective August 9, 2007, and eliminated specific benefits and perquisites, including an automobile allowance, home security, cellular telephones, and certain memberships. The Compensation Committee also granted two equity awards to Mr. Klein in 2007. The purpose of these awards was to provide Mr. Klein with a compensation package that includes both significant short-term at-risk elements (via the annual cash incentive bonus) and significant long-term at-risk elements (via the equity awards, the potential value of which will be realized only with Mr. Klein’s continued service to Getty Images and the achievement of specific performance criteria), as well as to encourage retention through a four-year vesting schedule. The vesting of both grants is subject to annual performance targets as established by the Compensation Committee each year. In determining the initial performance targets, the Compensation Committee determined that revenue should be the basis of the targets, and as such gave careful consideration to Getty Images’ past revenue results and expected future revenues, based on Getty Images’ market guidance and outlook. The decline in revenue generated from traditional rights-managed and royalty-free image licenses was also considered by the Compensation Committee.

The first stock grant to Mr. Klein on August 9, 2007 was for 110,000 restricted stock units, subject to a four-year vesting schedule with 25% vesting on each anniversary of the grant, further subject to the requirement that the Company meet certain annual performance targets set by the Compensation Committee. For the initial performance period, following careful consideration of the criteria mentioned above, the Compensation Committee set a performance target of $806.4 million in revenue during the initial term of performance from July 1, 2007 to June 30, 2008. This target was equal to 95% of the annualized amount of Getty Images’ guidance for revenues in the second half of 2007. The Compensation Committee determined that the target was substantially uncertain of achievement and would constitute an appropriate target for performance for Mr. Klein.

Effective August 9, 2007, Mr. Klein became eligible for a share match program, whereby he is eligible to receive a grant of restricted stock units based on the number of shares of Company stock he buys and holds thereafter under the program. The match grants were made at a rate of 1.75 restricted stock units per share bought and held, subject to annual limits on the number of restricted stock units that may be granted under the share match program; the restricted stock units are awarded immediately upon purchases authorized under the stock program, up to the annual award limit, and the matching shares are forfeited if the committed shares are sold by Mr. Klein before vesting of the restricted stock units. Upon vesting, the corresponding percentage of committed shares may be sold. The match by Getty Images is made on up to 100,000 shares obtained by Mr. Klein, for a total of 175,000 restricted stock units over two years, with a yearly match limit of 87,500 shares per calendar year. The first year match was granted to Mr. Klein on August 16, 2007, and the second year match was granted to Mr. Klein on January 3, 2008 for shares that were purchased in 2007 but that had exceeded the annual limit for that year under the share match program. Restricted stock units awarded under the share match program are subject to a four-year vesting schedule (25% vesting on each anniversary of the grant date) as well as annual performance targets for each tranche as set by the Compensation Committee each year. For the initial performance period for the August 16, 2007 match grant, the Compensation Committee determined that the same performance criteria as the August 9, 2007 award discussed above was appropriate. Therefore, the initial performance target is $806.4 million in revenue during the initial performance term from July 1, 2007 to June 30, 2008. For the January 3, 2008 match grant, the Compensation Committee plans to

48	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

establish an initial performance target in 2008. The Compensation Committee implemented the share match program in order to encourage Mr. Klein’s investment and long-term ownership in Getty Images, although there is no minimum ownership requirement for directors or executive officers of Getty Images. The program is not available to any of our other executive officers or employees.

3.	Cash Compensation

a.	Base Salary

Each year, the Compensation Committee reviews the base salary compensation of each executive officer in the manner described above. The Compensation Committee may make changes to base salaries based on an assessment of individual and Getty Images performance, as well as competitive pay levels. The Compensation Committee also seeks input from the Chief Executive Officer regarding the base salaries of the other executive officers. Base pay for the executive officers (excepting the Chief Executive Officer, whose compensation is discussed below) and other employees is designed to be competitive (which we define as a range generally in the 50th to 75th percentiles for comparable jobs at comparable companies globally). The Compensation Committee considers several factors in determining compensation, including a review of prevailing market rates at peer companies for equivalent positions, taking into account the executive’s individual performance and potential, the executive’s unique role and responsibilities, and internal equity and relative value.

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

Our annual cash-based pay-for-performance incentive bonus program, discussed above, is named the Non-Sales Bonus Plan (“NSBP”). The purpose of the NSBP is to motivate and reward employees for the performance of Getty Images against its financial objectives, and for employees’ personal performance against specific personal objectives and our Leadership Principles. The formula for awards is based on these two factors (Getty Images’ financial performance and personal performance). Almost all of our non-sales employees participate in the NSBP, with the target payout as a percentage of the employee’s base salary increasing as the employee’s level of responsibility increases. A small number of non-sales employees are on plans slightly different than the NSBP to incent them for objectives specific to their unique roles, however, the overall philosophy for these plans is substantially similar, including both a personal component and a financial component.

The executive officers, including the Chief Executive Officer, are not included in the NSBP. Instead, they are covered by a substantially similar plan approved by the Compensation Committee and established under the shareholder approved 2005 Incentive Plan. The only difference between the NSBP for all other employees and the plan for executives is that the revenue target (valuing the Company’s performance) is slightly different for executives (however, in administering the plan there is no preferential treatment afforded to executives, as more fully discussed in this Subsection). The sole purpose for administering the annual cash incentive bonus program for the executive officers under the 2005 Incentive Plan is to preserve the full deductibility of awards made to the executive officers pursuant to Section 162(m) of the Internal Revenue Code. Further discussion of the tax consequences of this approach is found below in the Subsection titled “Tax Considerations.” Because all other aspects of the two plans are identical, we will refer to the NSBP as if fully applicable to executive officers.

The payouts under the NSBP are closely linked to our annual financial results, which can allow employees to earn more total cash compensation in times of good financial performance. As with base salaries, the at-target payouts for our executive officers (excepting the Chief Executive Officer, who is discussed below) are at approximately the 50th percentile of the peer groups’ payouts. For all other employees, the at-target payments are above the 50th percentile.

The more senior an employee is, the more weighted the formula is towards Getty Images’ financial performance. For instance, for the executive officers, including the Chief Executive Officer, 80% of the officer’s target payout is based on Getty Images’ financial performance. The remaining 20% of the target payout is determined by the officer’s individual performance against specific non-financial objectives, including our Leadership Principles. The heavy weighting of the executives’ target payout towards Getty Images performance is intended to motivate the executives by providing substantial bonus payments for the achievement of financial goals and for supporting the efforts of others within Getty Images. For other employees, the weighting ranges from 70% Getty Images performance and 30% personal performance (for Vice Presidents) to a 50 – 50 split between the personal and Getty Images performance components (which is the case for most employees).

49	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

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

No later than March of each year, the Compensation Committee establishes the financial target for the year. In the case of fiscal year 2007, a revenue target of $875 million was used to define the at-target award (100%) for all participants. The financial performance threshold must be met (above 95% of the revenue target) in order to attain eligibility for payout of the Getty Images performance component. In addition, the financial performance threshold must be met (above 95% of the revenue target) in order for executive officers to attain eligibility for payout under the personal performance component as well (non-executive employees are eligible for payout of the individual performance component regardless). “Revenue” for the purposes of the NSBP financial target is the recognized revenue as stated in our audited financial statements, excepting revenue resulting from acquisitions during the plan year. “Recognized revenue” for this purpose is as defined by the Accounting Principles Generally Accepted in the United States (US GAAP). This is the same standard used for our Sales Commission Plan described below.

Our full-year revenue in 2007 of less than $875 million (exclusive of revenue resulting from acquisitions during the year) resulted in no payout of the Getty Images’ financial performance component for any employee or executive. As there was no payout on the Getty Images’ financial performance component for any employee or executive for 2006 either, the bonus payouts for all non-sales employees were substantially the same for 2007 as compared to 2006 (as only the personal component of the NSBP was paid to non-sales employees who were not executives in 2006 and 2007). The executive officers, including Mr. Klein, did not receive a bonus under the Getty Images’ plans for their roles as executive officers for 2007 because the Compensation Committee and Mr. Klein believe that, despite good personal performance during the year, if Getty Images’ financial performance is not satisfactory relative to the revenue target objective, there should be no financial or personal component payouts to executive officers. However, Mr. Livingstone received a bonus under a hybrid iStockphoto/Getty Images bonus plan and Mr. Lapham received a bonus for the portion of 2007 that he was not a senior vice president, prior to his promotion in December 2007.

Getty Images will continue to use a recognized revenue target to measure company financial performance.

c.	Chief Executive Officer Base Salary and Annual Cash Incentive Bonus

Mr. Klein’s base salary is determined in a manner similar to that described above for all other executive officers. In setting his base salary, the Compensation Committee considers, among other things, comparative compensation information from peer companies, with the assistance of Towers Perrin in collecting and analyzing the benchmark data and information regarding market practices. Mr. Klein’s total target cash compensation is intended to be within the third quartile of total cash compensation compared with prevailing market rates at peer companies for an equivalent position. This reflects Mr. Klein’s expected future contributions as well as his contributions to creating value for stockholders since co-founding Getty Images in 1995. As noted above, because we did not achieve our financial target in 2007, Mr. Klein did not receive any bonus for 2007 under the plan.

d.	Sales Commission Plan

In addition to the NSBP applicable to non-sales employees, we have implemented a sales commission plan applicable to most sales employees. This sales commission plan was developed several years ago by our Sales and Human Resources teams, with the assistance of Towers Perrin. It has been adjusted on an annual basis since its rollout as our business and sales operations have changed. For most sales employees, the sales commission plan payouts are determined solely by performance against personal and/or group sales targets.

e.	Tax Considerations

As noted above, for our executive officers (including the Chief Executive Officer), incentive payments are designed to be made under the terms of our 2005 Incentive Plan. The sole purpose of administering and paying the NSBP for the executive officers under the 2005 Incentive Plan (rather than under the NSBP) is to try to ensure that bonuses paid to the executive officers qualify as “performance-based” compensation, which allows such payments to be fully tax deductible expenses under Section 162(m) of the

50	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

Internal Revenue Code of 1986, as amended. It is important to note that, although the 2005 Incentive Plan was the basis for determining bonuses to senior executives, the actual payments were consistent with the formula set out in the 2007 NSBP, and, therefore, executives did not receive any preferential bonus payments.

4.	Equity Compensation

a.	Long-Term Compensation Plan

The Compensation Committee believes that a responsibly managed equity compensation program that balances the compensatory objectives of the awards, the accounting expense of the awards, and the net dilutive impact of the awards is in our best interests and should be a significant part of our compensation program, for both executives and a significant portion of our employees. Stock-based compensation increases the amount of compensation at risk, ties compensation to our long-term performance and to the creation of shareholder value, and serves to align more closely the employees’ financial incentives with those of our shareholders. The Compensation Committee currently grants restricted stock units as its primary form of equity compensation.

The 2005 Incentive Plan provides by its terms that no further awards may be granted under that plan after February 9, 2008. However, the Board of Directors intends to propose a new 2008 Stock Plan to the shareholders for approval at the upcoming annual meeting of the shareholders. In the event that the proposed plan is adopted by the shareholders, the Compensation Committee intends to continue to use restricted stock units for most of the equity awards that will be made in the foreseeable future. The Compensation Committee believes restricted stock unit awards can be an effective way to provide significant equity compensation to employees with a more predictable long-term reward than stock options. The Compensation Committee also believes the use of restricted stock units will have less of a dilutive impact on earnings per share than stock option grants. This is because fewer shares typically are awarded with restricted stock units than with stock option awards since there is a more certain delivery of value to the award recipient.

The size of restricted stock unit awards are based on the responsibilities and performance of the individual employees, their level of compensation, their past equity awards and their expected future contributions to the Company. These awards are intended to constitute a significant portion of the recipient’s total compensation. While the value of the awards is determined for some purposes by the share price on the date of the award, the value that ultimately will be realized by the recipient as the award vests over time depends upon the future price of our stock. As a result, these awards directly tie a significant portion of the recipient’s total potential compensation to our financial performance and shareholder return. In 2007, more than 18% of our employees (including all of our executive officers) received restricted stock unit awards.

While restricted stock units will be used most often, the Compensation Committee believes that stock option awards still can play a role in our equity compensation program, particularly for executive officers. Options are most likely to be awarded to executive officers where the Compensation Committee is seeking to use the leverage provided by stock option awards to provide significant upside potential for executive officers (due to the typically larger number of shares subject to options awarded compared to the size of restricted stock unit awards), which would only be realized with significant share price appreciation. While the Compensation Committee believes that the upside potential provided by stock options can be a powerful tool to motivate employees, SFAS No. 123(R) causes us to incur a significant accounting cost for each stock option that is awarded because of the historic volatility of our share price. In 2007, no executive officers (including our Chief Executive Officer) or employees were granted an award of stock options.

While our Chief Executive Officer makes recommendations to the Compensation Committee regarding awards of restricted stock units to executive officers (excluding awards to himself), the Compensation Committee reviews these recommendations, discusses them with the Chief Executive Officer and, in some instances, with Towers Perrin, and makes the final award decisions. With information and advice from Towers Perrin, the Compensation Committee makes the award decisions covering the Chief Executive Officer. For all other employees, the executive officers and/or the Human Resources Department propose award recommendations within guidelines established by our Human Resources Department (guidelines for certain types of grants were established after consultations with our executive officers and the Compensation Committee). These recommendations are then reviewed and approved by the Compensation Committee.

We have no practice or policy, stated or otherwise, that is intended to grant stock options or other equity awards advantageously based on non-public information that we believe will influence our stock price. Further, the Board of Directors unanimously adopted an Equity Compensation Grant Policy on April 10, 2007, which provides, among other things, that: (1) all terms of each equity grant must be finalized and approved by the Board of Directors or the Compensation Committee on or prior to the grant date; (2) all stock

51	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

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

b.	June 2007 Awards of Restricted Stock Units

In June 2007, awards of restricted stock units under the 2005 Incentive Plan were approved for approximately 18% of our employees, including some of the named executive officers (as defined under “Summary Compensation Table” below). The following awards of restricted stock units were made to the named executive officers:

Restricted Stock Units (#)

Nicholas E. Evans-Lombe	30,000
Thomas Oberdorf	20,000
Bo T. Olofsson	20,000
Jeffrey L. Beyle	20,000

These awards vest over approximately four years with annual cliff vesting of 25% of each award on May 1 of each of the next four years.

The Compensation Committee approved the awards at its June 6, 2007 meeting to be granted subject to the following conditions:

•	Award recipients whose employment was terminated prior to the grant date would not receive an award.
•

The award vesting period would begin on the grant date, but the first year of vesting would be a shortened period to end May 1 so as to not penalize the recipients for the Company’s late filing of its required periodic reports with the SEC.

•	No award recipient would have any rights to the restricted stock units prior to the grant date.
•	Communication of the terms of the awards was to occur soon after the grant date.
•	The awards were not to be granted until the first trading day after we became current in our filings with the SEC.

The Compensation Committee attempted to structure restricted stock unit awards to executives after December 2005 so that they would qualify as “performance-based” compensation, which would ensure that the expense associated with these awards would be fully tax deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended. To do this, in December 2005 the Compensation Committee approved an operating margin performance objective of 30% for 2006, with operating margin defined as income from operations (excluding stock-based compensation) as a percentage of revenue as stated in our audited financial statements. The maximum allowable award under the plan was 500,000 shares of common stock to each of the executive officers, including Mr. Klein. In setting these maximum allowable awards, the Compensation Committee reserved the right to make any necessary or appropriate downward adjustments.

As noted above, the sole purpose of setting an operating margin target and associated maximum equity awards for the executive officers was to have the equity awards qualify as “performance-based” compensation, which would allow the associated expense to be fully tax deductible expenses under Section 162(m) of the Internal Revenue Code. Although we did not meet the 30% operating margin target in 2006, the Compensation Committee approved the above-listed discretionary restricted stock unit awards in June 2007. Given the size of the equity awards granted to the executive officers, the Compensation Committee believes that most, if not all, of the expense from these awards will be deductible, although the final determination will be dependent upon the trading price of our common stock at the time the awards vest and also each executive’s total compensation in each year in which the awards vest.

The Compensation Committee may make additional restricted stock unit awards as part of the broad-based equity compensation program during 2008.

52	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

c.	Chief Executive Officer Equity Compensation

As discussed above in the section titled “Mix of Chief Executive Officer Pay Elements,” in 2007, the Compensation Committee conducted a thorough review of Mr. Klein’s current and historical compensation package and entered into an amended and restated employment agreement with Mr. Klein in August 2007. As a result of this review and pursuant to the employment agreement, the Compensation Committee granted the restricted stock unit awards to Mr. Klein described above. The purpose of these awards was to provide Mr. Klein with a compensation package that includes both significant short-term at-risk elements (via the annual cash incentive bonus) and significant long-term at-risk elements (via the equity awards), as well as encourage performance and retention through both performance and time-based vesting.

C.	Other Benefits

1.	Benefits We Do Not Provide

In assessing our compensation program, it is important to be aware of the forms of compensation that we do not offer. We provide no:

•	non-qualified deferred compensation plans
•	supplemental retirement plans
•	access to a company airplane

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

In the United States, where all but one of our executive officers now reside, we have a tax-qualified 401(k) defined contribution retirement plan (“401(k) Plan”) that is available to all regular employees. The 401(k) Plan is designed to allow employees to accumulate retirement funds through employees’ and Getty Images’ contributions. All Getty Images’ contributions are made in cash, are immediately vested in full, and are invested in funds as directed by the participant, who is able to select from a variety of mutual funds. We do not offer participants the opportunity to invest in shares of Getty Images common stock through the 401(k) Plan. For 2007, Getty Images contributed up to a maximum of 4% of eligible compensation to the 401(k) Plan for all eligible, participating employees, including executive officers (subject to certain limitations set forth in Internal Revenue Service rules and regulations).

There also are defined contribution plans for certain of our non-U.S. subsidiaries, including in the United Kingdom, where one executive officer, Mr. Olofsson (our Senior Vice President, Global Sales) resides, and in Canada where one executive officer, Mr. Livingstone (our Senior Vice President, Technology and CEO, iStockphoto) resided during part of 2007. Mr. Livingstone now resides in the United States and participates in the 401(k) plan. Generally, we make a contribution of 5% of eligible compensation to a pension scheme for all eligible, participating employees in the U.K. However, Mr. Olofsson receives a 15% contribution from Getty Images, which is the typical contribution for senior-level executives for companies in the United Kingdom. All contributions to such plans in each country are in cash, and we do not offer participants the opportunity to invest in shares of our common stock through such plans.

3.	Supplemental Insurance Coverage

We provide supplemental disability and life insurance coverage to executive officers above the coverage offered to all other employees under our group plans. Because of the income limits included in our group disability insurance policy, the supplemental disability insurance coverage provides the executive officers with comparable coverage for the full amount of their eligible income in the same manner as all other employees’ eligible income is covered (with the exception of Mr. Klein, who is discussed below).

53	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

The amount of supplemental term life insurance coverage provided to executive officers does not exceed $3.6 million for any executive officer. The Compensation Committee believes that this supplemental coverage is both reasonable and competitive with market practices, and was provided at a total annual cost of approximately $66,000 for all of the executive officers. This figure is a total for 2007, and includes prorated amounts for the three terminated executive officers (Dr. Sansolo, Mr. Blackwell and Ms. Ranz) and one executive who was promoted in the first half of 2007 (Mr. Livingstone). It does not include prorated amounts for Mr. Lapham, who was promoted to executive officer in December 2007, as his coverage will begin in the first quarter of 2008.

4.	Tax Gross-Up Payments

We provide our executive officers with tax gross-up payments for any taxes incurred by such executives with respect to health, dental and disability insurance benefits, as well as any taxes incurred on business expenses reimbursed by Getty Images. Additionally, certain tax liabilities related to Company assignments in jurisdictions with different tax impacts are also grossed-up, when applicable. These tax gross-up payments are made in the tax year that the executives receive the benefits.

Mr. Olofsson is not eligible for the tax gross-up payments as he resides in the U.K. In addition to those gross-up provisions listed above, Mr. Klein’s executive agreement dated August 1, 2005 included tax gross-up payment provisions for taxable benefits and expenses listed in the section entitled “Benefits Provided to our Chief Executive Officer” below. Mr. Klein’s amended and restated agreement effective August 31, 2007 includes gross-up provisions only for health, dental, disability and life insurance, and for taxes incurred on business expenses that do not meet the U.S. I.R.S definition of qualifying business expenses, reimbursed by Getty Images.

5.	Other Benefits

We also provide to certain of our employees free or subsidized parking at certain of our offices. Getty Images covers the complete parking cost for executive officers in Seattle at a cost of approximately $120 per month per executive. Senior employees located in certain European cities, including London, receive an annual car allowance or a leased car. In London, one executive officer and 38 other London-based employees received this benefit in 2007. The average car allowance for employees in London was £522 per month in 2007, ranging from £417 to £650 per month (a range of approximately $833 to $1,298 per month at current exchange rates). We believe that the provision of this benefit in the U.K. is necessary to provide a competitive compensation package.

6.	Benefits Provided to our Chief Executive Officer

We also provided certain other benefits to Mr. Klein, our Chief Executive Officer, through August 8, 2007. These benefits included a company-provided automobile, home security systems, home Internet access, cell phones and athletic club memberships. Effective August 9, 2007, Mr. Klein’s base salary was increased from $950,000 to $1,000,000 per year, and the benefits and perquisites listed above were eliminated. The amount of the salary increase given to Mr. Klein approximately offsets the cost of benefits and perquisites that were eliminated at that time, however, the change also helped reduce the burden on Getty Images of administering those perquisites and benefits.

In addition, Mr. Klein relocated on a temporary basis from Seattle, Washington to New York, New York in September of 2007. Our board of directors noted several business objectives supporting the need for Mr. Klein’s temporary assignment to New York, including:

•	Establishing a closer, executive-level presence with the Company’s sales organization;
•

Developing relationships with key media partners and customers in North America’s most important media center, New York, to support the Company’s strategy of further developing as a global digital media company;

•	Providing necessary executive leadership for the Getty Images New York office; and
•	Overseeing the migration of key components of the company’s marketing organization to New York.

His temporary relocation package contains certain benefits, including shipment of his household goods to New York, airfare for himself and family, ongoing temporary housing costs and transportation services, as well as a tax gross-up on his relocation expenses. These benefits are also described more fully in the “Other Compensation” table below.

54	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

2007 SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid or earned for all services rendered to Getty Images in all capacities during the fiscal years ended December 31, 2007 and December 31, 2006 by our principal executive officer (PEO), our principal financial officer (PFO), our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2007, as well as two additional individuals who would have been amongst the three most highly compensated executive officers had they been serving as an executive officer as of December 31, 2007 (collectively, the “named executive officers”):

Name and Principal Position	Year	Salary($) (1)	Bonus($) (2)	Stock Awards($) (3)	Option Awards($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation($) (6)	Total($)

Jonathan D. Klein Chief Executive Officer (PEO)	2007	$969,710	$—	$2,357,545	$1,728,148	$—	$695,943	$5,751,346
	2006	950,000	—	1,752,487	1,155,255	—	94,416	3,952,158
Thomas Oberdorf Chief Financial Officer (PFO)	2007	411,250	—	474,402	—	—	44,372	930,024
	2006	222,820	90,000	157,826	—	—	118,661	589,307
Jeffrey L. Beyle SVP, Business Development and Asia Pacific Sales (7)	2007	335,000	—	414,559	—	—	37,831	787,390
	2006
Nicholas E. Evans-Lombe EVP Imagery, Products and Services	2007	392,500	—	565,515	—	—	47,008	1,005,023
	2006	350,750	30,000	328,592	1,975	—	19,705	731,022
Bo T. Olofsson SVP Global Sales (8)	2007	395,336	—	443,273	66,633	—	89,576	994,818
	2006	350,246	29,494	284,779	208,377	44,943	65,104	982,943
Jack Sansolo SVP, Marketing (9)	2007	134,564	—	384,471	—	—	304,907	823,942
	2006	315,000	27,000	527,993	—	—	37,723	907,716
Linda Ranz SVP, Technology (7) (10)	2007	165,692	—	313,509	8,025	—	354,950	842,176
	2006

(1)	The amounts shown in this column represent the dollar value of base cash salary earned by the named executive officer during the fiscal year covered.

(2)

The amounts shown in this column represent the dollar value of discretionary (non-incentive plan based) bonuses earned by the named executive officer based on his or her personal performance during 2006. The amount paid to Mr. Oberdorf represents a contractually guaranteed bonus for the year as provided per his employment agreement, which was attached as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. No discretionary bonuses were earned by the named executive officers during the year ended December 31, 2007.

(3)

The amounts shown in this column represent the amount expensed in our financial statements for the fiscal year covered, without regard to estimated forfeitures that are required by US GAAP for our financial statements, for unvested restricted stock units held by the named executive officer during the fiscal year covered. With the exception of performance-based grants made to Mr. Klein, the

55	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

value of the grant is calculated as the number of units granted multiplied by the average of the high and low trading prices of our common stock on the date of grant. With respect to the amount shown in the table for Mr. Klein’s performance-based grants, the amount of the expense is calculated in the same fashion but only with respect to tranches for which the performance targets and associated periods have been established. These values are expensed in our financial statements on a straight-line basis over the vesting period except with regard to performance-based grants, for which the expense is recognized on a straight-line basis from the date the performance target and period are set to the end of the vesting period or performance period, whichever is longer.

(4)

The amounts shown in this column represent the amount expensed in our financial statements, without regard to estimated forfeitures that are required by US GAAP for our financial statements, for unvested stock options held by the named executive officer during the fiscal year covered. The value of the award is calculated as the number of options granted multiplied by the fair value of the option as calculated on the date of grant using a Black-Scholes valuation model. This value is expensed in our financial statements on a straight-line basis over the vesting period of the stock option.

The amounts shown in this column for Mr. Klein relate to 250,000 stock options granted May 1, 2006 with a fair value of $27.67 per share. The fair value of these options was calculated using an expected term of seven years, an expected volatility of 32%, a risk free rate of return of 4.94% and an expected dividend rate of 0%. For further discussion of these assumptions, see Note 9 to the financial statements within this Annual Report on Form 10-K.

The amount shown in this column for Mr. Evans-Lombe relates to 25,000 stock options granted February 5, 2002 with a fair value of $11.12 per option. The fair value of those options was calculated using an expected term of 1.5 years from the vest date, an expected volatility of 73%, a risk-free rate of return of 5.17% and an expected dividend rate of 0%.

The amounts shown in this column for Mr. Olofsson relate to two stock option grants. The first grant of 60,000 stock options was granted May 27, 2003 with a fair value of $19.88 per option. The fair value of those options was calculated using an expected term of 1.5 years from the vest date, an expected volatility of 68%, a risk-free rate of return of 3.70% and an expected dividend rate of 0%. The second grant of 30,000 stock options was granted October 21, 2003 with a fair value of $18.35 per option. The fair value of those options was calculated using an expected term of 1.5 years from the vest date, an expected volatility of 63%, a risk-free rate of return of 3.10% and an expected dividend rate of 0%.

The amount shown in this column for Ms. Ranz relates to 7,500 stock options granted October 21, 2003 with a fair value of $18.35 per option. The fair value of those options was calculated using an expected term of 1.5 years from the vest date, an expected volatility of 63%, a risk-free rate of return of 3.10% and an expected dividend rate of 0%.

(5)	The amount shown in this column represents the dollar value of sales commissions earned by Mr. Olofsson during 2006 and paid in 2007.

(6)	See detail of the amounts shown in this column in the All Other Compensation Table below.

(7)	Mr. Beyle and Ms. Ranz were not named executive officers for the year ended December 31, 2006, therefore we have not included their 2006 compensation information in this table.

(8)

Amounts shown for Mr. Olofsson (with the exception of stock awards and option awards) were earned or paid in British pounds and have been converted into U.S. dollars based on an annual average basis. The annual average exchange rates in U.S. dollars per British pound are based on the average of the noon buying rate in the City of New York for cable transfers in British pounds as certified for customs purposes by the Federal Reserve Bank of New York in effect on each day for the respective year; for the year ended December 31, 2007, that rate was $2.00 and for the year ended December 31, 2006, that rate was $1.84.

(9)

Dr. Sansolo was our Senior Vice President, Marketing until his retirement from Getty Images in June of 2007. The amount shown in the Stock Awards Column represents the compensation expense recorded in accordance with US GAAP without respect to estimated forfeitures, less the compensation expense added back in 2007 in accordance with US GAAP for actual forfeitures of restricted stock units that were expensed and reported in this Summary Compensation Table in 2006 and 2007. Compensation expense added back for US GAAP purposes relating to expense in years prior to those reported in this table has not been added back to the amount disclosed in this table.

(10)

Ms. Ranz was our Senior Vice President, Technology until her termination as part of a reduction in force in September of 2007. Compensation expense added back for US GAAP purposes in 2007 has not been added back to the amount disclosed in this table as Ms. Ranz was not a named executive officer during the periods for which the expense was originally recorded.

56	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

2007 ALL OTHER COMPENSATION TABLE

NAME	Year	Car Lease or Allowance Paid($)	Life Insurance Premiums Paid($)	Disability Insurance Premiums Paid($)	Health Insurance Premiums Paid($)	Severance Paid or Accrued ($) (1)	Cash Contributions to Retirement Accounts ($) (2)	Temporary Relocation Expenses ($) (3)	Moving Expenses ($) (4)	Correcting Tax Gross-Ups Paid($) (5)	Other ($) (6) (7)	Total($)

Jonathan D. Klein	2007	$13,695	$22,280	$28,315	$2,352	$—	$9,000	$414,011	$—	$148,583	$57,707	$695,943
	2006	29,836	20,184	28,315	2,352	—	8,800	—	—	—	4,929	94,416
Thomas Oberdorf	2007	—	12,908	11,409	2,352	—	9,000	—	—	—	8,703	44,372
	2006	—	2,022	7,657	1,176	—	—	—	106,626	—	1,180	118,661
Jeffrey L. Beyle (8)	2007	—	5,911	4,817	2,352	—	9,000	—	—	10,869	4,882	37,831
	2006
Nicholas E. Evans-Lombe	2007	—	3,502	3,464	2,352	—	9,000	—	—	24,609	4,081	47,008
	2006	—	3,129	3,464	2,352	—	8,800	—	—	—	1,960	19,705
Bo T. Olofsson (9)	2007	15,013	4,396	1,482	838	—	67,847	—	—	—	—	89,576
	2006	13,826	4,227	1,000	6,024	—	39,960	—	—	—	67	65,104
Jack Sansolo	2007	—	12,420	4,705	699	274,243	9,000	—	—	—	3,840	304,907
	2006	—	17,299	9,227	1,398	—	8,800	—	—	—	999	37,723
Linda Ranz (8)	2007	—	5,121	2,861	135	334,900	9,000				2,933	354,950
	2006

(1)

The amounts shown in this column represent severance amounts contractually provided per the employment agreements of Dr. Sansolo and Ms. Ranz. Dr. Sansolo retired from Getty Images in June of 2007, and Ms. Ranz was terminated as part of a reduction in force in September of 2007. For detail of these amounts, see the “Termination Payments Made During 2007” tables below.

(2)

The amounts shown in this column represent the dollar value of cash contributions made by Getty Images to the named executive officer’s account in the Getty Images, Inc. 401(k) Plan (“401(k) Plan”), with the exception of Mr. Olofsson, in which case the amount represents the dollar value of cash contributions made by Getty Images to his defined contribution pension plan.

(3)

The amounts shown in this column represent expenses relating to Mr. Klein’s temporary relocation to New York in September of 2007, including $210,000 in apartment rental payments, $70,000 for a security deposit on the apartment and $61,000 in rental commissions. All other relocation expenses included in this column, including furniture and office equipment, shipment of household goods, utilities and related expenses, are each less than the greater of $25,000 or 10% of the total amount of perquisites provided to Mr. Klein in 2007. In 2008, we also paid $105,355 to the IRS on behalf of Mr. Klein for tax gross-up payments related to these relocation expenses; those payments are not included in the table as they were not paid in 2007.

(4)	The amount shown in this column represents amounts paid to Mr. Oberdorf or to a third party moving company on behalf of Mr. Oberdorf for his relocation to Seattle.

(5)

The amounts shown in this column represent cash paid to the executive officers during 2007 to reimburse them for income tax liabilities incurred in prior years for which the Company was obligated to make tax gross-up payments to the officers per their respective employment agreements.

(6)

With the exception of the amount shown for Mr. Klein, the amounts shown in this column represent the aggregate dollar value of other perquisites provided to the named executive officers that are less than the greater of $25,000 or 10% of the total amount of perquisites for the respective named executive officer during the year. The perquisites represent a combination of benefits credits, parking benefits and gym membership dues, depending on the executive. The amounts also include current tax year gross-up payments in the following amounts: Mr. Oberdorf ($6,742), Mr. Beyle ($2,922), Mr. Evans-Lombe ($2,121), Dr. Sansolo ($2,934) and Ms. Ranz ($1,693).

(7)

For Mr. Klein, the amounts shown in this column represent the aggregate dollar value of other perquisites provided to Mr. Klein that are less than the greater of $25,000 or 10% of the total amount of perquisites for Mr. Klein during the year. The perquisites represent a combination of benefits credits, parking benefits, gym membership dues, telephone and internet service fees, professional fees paid on his behalf and tax gross-ups for his ongoing benefits (totaling $36,880 and not including the correction tax gross-ups paid in 2007, which are discussed in

57	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

Note 4 above). Following the amendment of Mr. Klein’s employment agreement in August of 2007, certain of those benefits are no longer provided, such as the cost of cell phones, membership dues and home security.

(8)	Mr. Beyle and Ms. Ranz were not named executive officers for the year ended December 31, 2006, therefore we have not included their 2006 compensation information in this table.

(9)

Amounts shown for Mr. Olofsson were earned or paid in British pounds and have been converted into U.S. dollars based on an annual average basis. The annual average exchange rates in U.S. dollars per British pound are based on the average of the noon buying rate in the City of New York for cable transfers in British pounds as certified for customs purposes by the Federal Reserve Bank of New York in effect on each day for the respective year; for the year ended December 31, 2007 that rate was $2.00 and for the year ended December 31, 2006, that rate was $1.84.

2007 GRANTS OF PLAN-BASED AWARDS

	Approval Date (1)	Grant Date (1)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards – Target (#) (4)	All Other Stock Awards: Number of Shares of Stock or Units (5)	Closing Price on Grant Date ($ /Sh)	Grant Date Fair Market Value of Awards Granted (6)
NAME				Thresh- old($) (3)	Target($) (3)	Maximum($) (3)

Jonathan D. Klein	8/9/07	8/9/07		$—	$—	$—	110,000	—	$31.63	$3,488,650
	8/9/07	8/16/07		—	—	—	87,500	—	29.57	2,599,188
		3/28/07	(2)	287,550	798,750	2,500,000	—	—	—	—
Thomas Oberdorf	6/6/07	6/14/07		—	—	—	—	20,000	49.98	1,000,500
		3/28/07	(2)	59,760	166,000	500,000	—	—	—	—
Jeffrey L. Beyle	6/6/07	6/14/07		—	—	—	—	20,000	49.98	1,000,500
		3/28/07	(2)	48,960	136,000	500,000	—	—	—	—
Nicholas E. Evans-Lombe	6/6/07	6/14/07		—	—	—	—	30,000	49.98	1,500,750
		3/28/07	(2)	65,775	182,708	500,000	—	—	—	—
Bo T. Olofsson (7)	6/6/07	6/14/07		—	—	—	—	20,000	49.98	1,000,500
		3/28/07	(2)	57,649	160,172	500,000	—	—	—	—

(1)

The grant date and approval date of our equity awards occasionally differ, as grants are typically approved for grant to occur on a specific future date. See, for example, Compensation Discussion and Analysis Section for discussion on the June 2007 grants and approval dates and the conditions that attached thereto.

(2)

The non-equity incentive plan criteria was approved on December 8, 2005 and was later updated with a new revenue target for 2007, approved by the Compensation Committee on March 28, 2007. Mr. Oberdorf was hired effective June 12, 2006 and was immediately eligible for the plan that was approved on December 8, 2005.

(3)

These amounts represent the threshold, target and maximum bonuses that the named executive officers could have earned during 2007 under the terms of the 2005 Incentive Plan. For 2007, the Compensation Committee approved a revenue performance objective for Getty Images and a maximum annual cash incentive payout for each executive officer. The Compensation Committee exercised negative discretion in setting the amount of the actual bonus payable to each executive officer at an amount less than the maximum amount permitted under the 2005 Incentive Plan because the target was not met in 2007. Under the 2007 Non-Sales Bonus Plan, the bonus award was weighted 80% attributable to Getty Images performance, and 20% attributable to personal performance for Getty Images executive officers. The sole purpose of administering and paying the incentive payment for the executive officers under the 2005 Incentive Plan (rather than the 2007 Non-Sales Bonus Plan) was to ensure that bonuses paid to the executive officers qualify as “performance-based” compensation and allow such payments to be fully tax deductible expenses for Getty Images under Section 162(m) of the Internal Revenue Code of 1986, as amended. As noted, however, the Getty Images performance portion was not met in 2007.

58	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

The minimum bonus that a named executive officer could have earned is zero; for 2007, no executives received a bonus payment. A minimum bonus of zero occurs if Getty Images’ financial performance target is not met (financial performance at or less than 95% of the revenue target), as neither the company financial performance component nor the personal components are paid out. The threshold amount included in the table above represents the bonus the named executive officer would have received if Getty Images had met 96% of its financial performance measure under the 2007 Non-Sales Bonus plan, and the employee performed as expected during the year (100% of personal target), following the negative discretion exercised by the Compensation Committee. The target amount included in the table above represents the bonus the named executive officer would have received if we met our financial performance measure exactly (100% of the 2007 NSBP revenue target) and the employee performed as expected during the year (100% of personal target), following the discretion exercised by the Compensation Committee. We have included in the maximum column above the maximum amount that the named executive officer could have received under the 2005 Incentive Plan prior to the Compensation Committee exercising negative discretion.

(4)

Amounts shown in this column represent the shares underlying the performance restricted stock unit awards granted to Mr. Klein during 2007, as described in more detail elsewhere in this Annual Report on Form 10-K. These restricted stock unit awards are subject to time-based vesting, with 25% of the award vesting on August 9 and August 16, respectively, of each of the next four years, and performance-based vesting, and will not vest, in whole or in part, unless Mr. Klein meets certain annual performance targets set each year by the Compensation Committee for the tranche of the award vesting in that year. In the event that the related annual performance goal is met and Mr. Klein is still an employee or a director of Getty Images on the annual vesting date, that tranche of the award will vest in full.

(5)

These shares represent restricted stock unit awards, which vest 25% on approximately the anniversary of the grant date over four years. The awards were granted on June 14, 2007, and vest 25% on each May 1 of 2008, 2009, 2010, and 2011.

(6)	These amounts were calculated as the number of restricted stock units granted multiplied by the average of the high and low trading prices of our common stock on the grant date.

(7)

Non-equity incentive amounts shown for Mr. Olofsson that are denominated in British pounds and have been converted into U.S. dollars based on an annual average basis. The annual average exchange rates in U.S. dollars per British pound are based on the average of the noon buying rate in the City of New York for cable transfers in British pounds as certified for customs purposes by the Federal Reserve Bank of New York in effect on each day for the year ended December 31, 2007 was $2.00.

ARRANGEMENTS WITH NAMED EXECUTIVE OFFICERS

Each of the named executive officers who is currently an executive officer of Getty Images has an employment agreement with Getty Images, the terms and conditions of which are unique to each officer. The following tables set forth the dates of the agreements and a summary of the terms of the agreements with each of the named executive officers as applicable to the information provided on the preceding tables.

Jonathan D. Klein

Date	Effective February 1, 2004, as amended effective August 31, 2007

Position	Chief Executive Officer

Term	Two-year initial term with successive one-year renewals. At least 12 months’ notice of intent by either party to terminate the agreement is required.

Base Salary	$1,000,000 effective as of August 9, 2007. Mr. Klein’s base salary may be increased by the Board of Directors in its sole discretion.

Annual Cash Incentive Bonus Opportunity	90% of base salary if corporate and individual targets are met.

Benefits	Mr. Klein is entitled to participate in all employee benefit programs (including 401(k) profit sharing plan, life, health, accident and disability insurance, and certain other enumerated benefits). Getty Images also provides supplemental life insurance equal to approximately $3.6 million and expenses relating to his temporary relocation to New York.

59	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

Remaining Named Executive Officers

Date	Mr. Evans-Lombe	Effective August 1, 2005, with an addendum effective June 1, 2007; amended effective January 28, 2008
	Mr. Oberdorf	Effective June 12, 2006; amended effective January 28, 2008
	Mr. Olofsson	Effective November 15, 2005
	Mr. Beyle	Effective August 1, 2002; amended effective February 1, 2008
	Dr. Sansolo	Effective November 8, 2004; terminated June 1, 2007 upon his retirement from Getty Images
	Ms. Ranz	Effective November 1, 2006; terminated September 3, 2007

Positions	Mr. Evans-Lombe	EVP, Imagery, Products & Services
	Mr. Oberdorf	SVP, Chief Financial Officer
	Mr. Olofsson	SVP, Global Sales
	Mr. Beyle	SVP, Business Development and Asia Pacific Sales
	Dr. Sansolo	SVP, Marketing until retirement on June 1, 2007
	Ms. Ranz	SVP, Technology until termination as part of a reduction in force on September 3, 2007

Term	Continues until either party provides the other with written notice of termination.

Base Salary		Current Salary

	Mr. Evans-Lombe	$415,000[1]
	Mr. Oberdorf	$415,000[2]
	Mr. Olofsson	£200,000[2]
	Mr. Beyle	$340,000[2]
	Dr. Sansolo	$N/A3
	Ms. Ranz	$N/A4
[1] Effective June 1, 2007.
[2] Effective April 1, 2007.
[3] Dr. Sansolo retired effective June 1, 2007.
[4] Ms. Ranz employment was terminated as part of a reduction in force effective September 3, 2007.

Each officer’s base salary is subject to annual review by the Compensation Committee of the Board of Directors.

Annual Cash Incentive Bonus Opportunity	Mr. Evans-Lombe	50% of base salary at target[5]
	Mr. Oberdorf	40% of base salary at target[6]
	Mr. Olofsson	40% of base salary at target[7]
	Mr. Beyle	40% of base salary at target[6]
	Dr. Sansolo	N/A8
	Ms. Ranz	N/A9
[5] Effective June 1, 2007. Prior to June, Mr. Evans-Lombe was eligible for 40% of base salary.
[6] Effective as of officer’s hire date.
[7] Effective January 1, 2007. Prior to January 2007, Mr. Olofsson was eligible for a sales incentive bonus structure.
[8] Dr. Sansolo’s agreement was terminated effective as of his retirement from Getty Images on June 1, 2007.
[9] Ms. Ranz’s agreement was terminated effective as of her termination from Getty Images as part of a reduction in force on September 3, 2007.

Benefits	Each current executive is entitled to participate in all employee benefit programs including any applicable retirement or defined contribution pension plan, life, health, accident and disability insurance, and certain other enumerated benefits.

60	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

Incentive Plan Change in Control Provisions. Under the terms of the 2005 Incentive Plan, equity awards are generally subject to special provisions upon the occurrence of a defined “Change in Control” transaction (as the term “Change in Control” is defined in the 2005 Incentive Plan). Under the Plan, upon a Change in Control, any outstanding stock options will become fully vested and exercisable on the date of the Change in Control, however, no stock award will be exercisable after the expiration date of 10 years after the date the stock award was granted (or any period as stated in the applicable award agreement). Upon a Change in Control, all restrictions and conditions of all restricted stock awards will lapse, and all performance shares will be deemed to have been earned.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information about stock options and restricted stock units outstanding as of December 31, 2007. All named executive officers are shown in the table below except for Dr. Sansolo and Ms. Ranz, who did not hold any stock options or restricted stock units as of December 31, 2007 due to Dr. Sansolo’s retirement in June 2007 and Ms. Ranz’s termination from Getty Images as part of a reduction in force in September 2007.

	Option Awards				Stock Awards

	Number of Securities Underlying Unexercised Options(#)		Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#) (2)	Market Value of Shares or Units of Stock That Have Not Vested($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($) (3)

NAME	Exercisable	Unexercisable (1)

Jonathan D. Klein	400,000	—	$30.32	04/28/10	—	$ —	—	$—
	78,500	—	25.43	06/26/11	—	—	—	—
	350,000	—	83.12	09/13/15	—	—	—	—
	50,000	200,000	62.25	05/01/16	—	—	—	—
	—	—	—	—	64,000	1,856,000	—	—
	—	—	—	—	—	—	110,000	3,190,000
	—	—	—	—	—	—	87,500	2,537,500

Thomas Oberdorf	—	—	—	—	15,000	435,000	—	—
	—	—	—	—	20,000	580,000	—	—

Bo T. Olofsson	32,500	—	37.38	05/27/13	—	—	—	—
	20,000	—	36.72	10/21/13	—	—	—	—
	20,000	—	83.12	9/13/15	—	—	—	—
	—	—	—	—	9,750	282,750	—	—
	—	—	—	—	20,000	580,000	—	—

Nicholas E. Evans-Lombe	55,000	—	20.91	02/09/08	—	—	—	—
	100,000	—	34.06	04/03/10	—	—	—	—
	25,000	—	19.43	02/05/12	—	—	—	—
	50,000	—	83.12	09/13/15	—	—	—	—
	—	—	—	—	11,250	326,250	—	—
	—	—	—	—	30,000	870,000	—	—

Jeffrey L. Beyle	45,000	—	83.12	09/13/15	—	—	—	—
	—	—	—	—	8,775	254,475	—	—
	—	—	—	—	20,000	580,000	—	—

(1)

Mr. Klein’s unvested options vest over four years with 20% vesting on each of the first three anniversaries of the grant date of May 1, 2006 and 40% vesting on the fourth anniversary of the grant date. The grant dates precede the expiration dates by 10 years.

61	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

(2)

This column details unvested restricted stock units subject to time-based vesting, each of which vest as to 25% of the award annually over four years, generally on each of the first four anniversaries of the grant date, with the exception of Mr. Klein’s restricted stock unit award reported in this column. The vesting schedule for Mr. Klein’s grant with 64,000 unvested restricted stock remaining was 20% vesting on each of the first three anniversaries of the grant date of January 1, 2006 and 40% vesting on the fourth anniversary of the grant date. The first tranche of 20% vested in January 2007.

(3)

The market values in this column were calculated as the number of unvested restricted stock units multiplied by $29.00, which was the closing market price of our common stock on the last trading day of the fiscal year (December 31, 2007).

(4)

Mr. Klein’s restricted stock unit grants included in this column are deemed unearned because they are subject to annual performance requirements set by the Compensation Committee each year in addition to time-based vesting requirements, as discussed in footnote four to the 2007 Grants of Plan-Based Awards table above.

2007 OPTION EXERCISES AND STOCK VESTED TABLE

The following table sets forth information regarding the number of shares acquired and value realized for stock options exercised and restricted stock units vested during the year ended December 31, 2007.

	Option Awards		Stock Awards

NAME	Number of Shares Acquired on Exercise(#) (1)	Value Realized on Exercise($) (2)	Number of Shares Acquired on Vesting(#) (1)	Value Realized on Vesting($) (3)

Jonathan D. Klein	100,000	$880,000	—	$—
	64,500	670,155	—	—
	—	—	16,000	685,120
Thomas Oberdorf	—	—	5,000	240,150
Nicholas E. Evans-Lombe	—	—	3,750	160,575
Bo T. Olofsson	—	—	3,250	139,165
Jeffrey L. Beyle	—	—	2,925	125,249
Jack Sansolo	—	—	2,925	125,249
	—	—	938	46,759
	—	—	938	48,382
Linda Ranz	—	—	459	19,654
	—	—	375	19,343
	—	—	1,875	83,091

(1)

The shares shown are in gross numbers prior to any shares withheld by Getty Images or sold by the employee in the open market to settle income tax liabilities resulting from the option exercise or vesting of restricted stock units.

(2)

The value realized on exercise is calculated as the total number of shares exercised multiplied by the difference between the exercise price of the option and the price that the shares under the option were sold by the named executive officer in the open market.

(3)	The value realized on vesting is calculated as the total number of shares vested multiplied by the average of the high and low trading prices of our common stock on the date of vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following tables set forth information regarding the benefits that the named executive officers would receive upon termination of employment or a Change in Control of Getty Images. Each of the named executive officers has or had an employment agreement with Getty Images setting forth the terms and conditions for any payment upon voluntary termination, termination for Cause, involuntary

62	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

not-for-Cause termination, termination for Good Reason, termination in the event of a Change in Control, a Change in Control without termination, or in the event of Disability or death. The amounts shown in the tables below assume that such termination occurred on December 31, 2007. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Getty Images. The terms “Disability,” “Cause” and “Good Reason” have the meanings ascribed to them in the executives’ employment agreements and as outlined in the section entitled “Certain Triggering Events for Payments Made Upon Termination” in this Annual Report on Form 10-K. Other than as noted below for Mr. Klein, the employment agreements for each of the executive officers are substantially similar.

Employment Agreements

We believe that employment agreements are an important part of executive officer compensation. It is typical for companies of our size to offer employment agreements to senior executives. The terms of Getty Images’ employment agreements are substantially similar for all of the executive officers, although the Chief Executive Officer’s agreement has some unique provisions. A primary purpose of these agreements is to provide both the Company and the executive certainty and clear definitions of the terms of the executive’s employment with the company, the scope of his or her role, compensation, and severance terms under various termination reasons. The termination reasons covered by the agreements include termination following a “Change in Control,” involuntary termination (other than for “Cause”), termination for “Cause,” resignation by the executive for “Good Reason,” or for other than “Good Reason,” and termination due to death or Disability. Also outlined in the agreements are benefits in the event of a Change in Control without termination.

As part of its ongoing review of our executive compensation program, in 2006, the Compensation Committee undertook a review of the employment agreements used for our executive officers (including the senior vice presidents and the executive vice president, but not including Mr. Klein, the Chief Executive Officer). At the conclusion of this review, the Compensation Committee decided to make a number of changes to the agreements for all new executive officers.

•	Modifications to the Change in Control provisions:
•

Until November 2006, our executive employment agreements contained a “single-trigger” Change in Control mechanism. A single-trigger mechanism requires only the Change in Control to activate the executive’s rights under the Change in Control provision. Those executives whose agreements contain the single-trigger mechanism can resign for any reason following a Change in Control and receive certain severance payments. Agreements for executive officers hired or promoted in or after November 2006 contain a “double trigger” Change in Control mechanism. A double-trigger mechanism is satisfied only when there is a Change in Control and a qualifying adverse event within 12 months of the Change in Control. If both elements of the double-trigger are satisfied, the executive can resign for “Good Reason” and receive certain Change in Control related severance payments. Current executives with such “double-trigger” provisions in their agreements include Messrs. Lapham, Livingstone and Teaster.

•

A change to the definition of “Good Reason” in the agreement for all executive officers hired or promoted in or after November 2006. “Good Reason” has been modified to include, as a qualifying provision for termination for Good Reason, a material reduction in the executive’s base salary or the percentage of base salary used to determine the at-target annual cash incentive bonus.

The Compensation Committee also decided to make changes to the employment agreements with the existing executive officers (excluding Mr. Klein) through amendments to existing employment agreements during January and February of 2008. The changes to the employment agreements for the executive officers include:

•

A change to the severance provision regarding the payment to be made for accrued bonus for the year in which the executive separates. This change has been made to employment agreements for new and existing executive officers (and has been included in the agreements for Messrs. Livingstone, Teaster, Oberdorf, Evans-Lombe, Beyle, Gurke and Lapham and implemented as of the date of this filing). The change to the provision specifies that the accrued bonus payment upon severance for the current year is the lesser of (i) the at-target amount prorated for the time served during the year, and (ii) the projected payout based on the most recent internal forecast of Getty Images’ projected performance, again prorated for the time served during the year.

•	A change to require a release of claims by the executive in order to be eligible to receive certain severance benefits.
•	The addition of specific language in order to comply with Section 409A regulations.
•	Several other non-material changes so that all agreements are substantially similar, including updates to the non-competition language.

63	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

Certain Triggering Events for Payment upon Termination

Our executive officers may be entitled to certain severance payments under the terms of their employment agreements, the amount of which vary depending on the reason for the executive’s termination.

Under the agreements, termination for “Cause” generally means the executive’s termination for (1) continued material non-performance of duties, (2) felony indictment, (3) fraud or willful misconduct, or (4) any material breach of the employment agreement.

Under the agreements, “Good Reason” generally means (1) an adverse material change in the executive’s duties, (2) our material breach of the employment agreement, (3) our failure to pay material compensation, (4) a significant relocation of the executive or (5) a material reduction in the executive’s base salary or target bonus. Additionally, Mr. Teaster’s employment agreement was amended by addendum on May 21, 2007 to further add Mr. Teaster’s voluntary resignation from employment with Getty Images prior to June 1, 2009 to the definition of “Good Reason.” Mr. Klein’s agreement also contains certain other events constituting a “Good Reason,” such as adverse and material change in his title or reporting responsibilities, reduction in compensation opportunity, failure by the Nominating and Governance Committee of the Board of Directors to nominate him for reelection to the Board of Directors or his failure to be reelected to the Board of Directors, however, his agreement does not include a Change in Control as a “Good Reason.”

Generally, in the event of termination for Cause or resignation without Good Reason, the executive will only be entitled to salary earned and unreimbursed business expenses incurred as of the date of termination. In the event of termination without Cause or resignation for Good Reason, however, the executive will also receive (1) a lump sum equal to the executive’s annual base salary, (2) accrued bonus for the year of termination, and (3) an amount equal to 50% of the target bonus for which the executive is eligible, subject to any limitations on such termination payments as a result of excise tax. As noted above, this does not apply to Messrs. Livingstone, Lapham or Teaster. In addition, the terms of Mr. Klein’s severance package differ from the above, which is discussed in further detail under the caption “Jonathan D. Klein.”

Payments upon Death or Disability

Generally, in the event of a Disability, employment of the executive can be terminated by Getty Images upon six months’ prior written notice and, in such event, the executive will receive (in addition to salary earned and unreimbursed business expenses incurred as of the date of termination) a lump-sum equal to the executive’s annual base salary, less any amounts paid to the executive under any Getty Images disability plan. Under the employment agreements, “Disability” means a physical or mental incapacity that substantially prevents the executive from performing his duties and that has continued for at least six of the last 12 months and that can reasonably be expected to continue indefinitely. In the event of the executive’s death, the executive (or beneficiary) will receive salary through the date of the executive’s death. The executive officer (or beneficiary) will also receive benefits under our disability plans and/or payments under our life insurance plans, as appropriate. The terms of a severance package for Mr. Klein differ from the above, which are discussed in further detail under the caption “Jonathan D. Klein” below.

Payments upon a Change in Control

The employment agreements with each executive officer set forth the terms of the executive’s severance in the event of a termination following a Change in Control. In that circumstance, certain of the executives shall have the right to resign within ninety (90) calendar days following a Change in Control and Getty Images shall pay the executive’s salary and accrued bonus as of the date of termination or resignation including any unreimbursed business expenses. Additionally, such executives are entitled to a lump sum severance payment equal to two times the executive’s salary at the rate in effect immediately prior to the Change in Control plus a bonus payment equal to one times the target amount that the executive would have been entitled to pursuant to the annual bonus plan.1 The terms of a severance package for Mr. Klein differ from the above, which are discussed in further detail under the caption “Jonathan D. Klein” below. In addition, pursuant to the terms of our Stock Incentive Plan, in the event of a Change in Control, regardless of whether the executive is terminated or remains employed by the Company, (i) all stock options or stock appreciation rights then outstanding shall become fully exercisable as of the date of the Change in Control, whether or not then exercisable, (ii) all restrictions and conditions of all stock awards then outstanding shall lapse as of the date of the Change in Control, and (iii) all performance share awards shall be deemed to have been fully earned as of the date of the Change in Control. Such accelerated awards will remain exercisable for the remainder of their respective terms.

64	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

Jonathan D. Klein

The following table shows the potential payments upon termination or a Change in Control of Getty Images for Mr. Klein, our Chief Executive Officer and member of the Board of Directors. Mr. Klein’s employment agreement details the payments and benefits he may receive in the event of termination, as discussed below. All amounts shown in the table below are calculated assuming the events occurred on December 31, 2007.

BENEFIT	Termination for Cause or Resignation Without Good Reason on 12/31/07		Involuntary Termination or Resignation for Good Reason on 12/31/07		Termination Following Change in Control on 12/31/07		Termination Due to Disability on 12/31/07		Termination Due to Death on 12/31/07

Paid Notice Period Prior to Termination: Salary (1)(2)	$	n/a	$	n/a	$	n/a	$500,000		$	n/a
Severance: Salary (1)		—		1,666,667		1,666,667	1,666,667	(3)		—	(4)
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date (1)		—		900,000		—	—			—	(4)
Severance: Non-Equity Incentive Plan Compensation (1)		—		1,500,000		1,500,000	1,500,000	(3)		—
Stock Option Vesting Acceleration (5)		—		—		—	—			—
Restricted Stock Unit Award Vesting Acceleration (6)		—		7,583,500		7,583,500	7,583,500			7,583,500
Standard Health/Welfare Coverage (7)		24,236		24,236		24,236	24,236			—	(4)
Life Insurance Coverage (8)		8,714		8,714		8,714	8,714			—	(4)
Death Benefit (9)		n/a		n/a		n/a	n/a			3,586,351
Disability Benefit (10)		n/a		n/a		n/a	57,250/month			n/a
Tax Gross-Ups (11)		—		—		—	36,880	(3)		—	(4)

(1)	All salary and non-equity incentive payment amounts were calculated using Mr. Klein’s salary as of December 31, 2007. Mr. Klein’s salary increased from $950,000 to $1,000,000 effective August 9, 2007.

(2)	Only termination due to Disability requires six months’ prior notice by Getty Images. During such notice period, Mr. Klein would be entitled to the amount shown in the table.

(3)	Severance payments for Disability would be reduced by any amounts paid to Mr. Klein under any Getty Images disability plan.

(4)

Mr. Klein’s agreement states that his beneficiary will receive a lump sum amount equal to his base salary and bonus through the remainder of the term of his executive agreement, which is through August 31, 2009, in addition to a lump sum payment equal to the cost incurred by us for medical, dental, disability and life insurance benefits in the full calendar year immediately preceding his death. However, any such payment is to be decreased by any death benefits which are provided to the beneficiary. Because the death benefit will supersede these other benefits, the amounts here have been calculated at $0.

(5)

Although in many cases Mr. Klein would receive accelerated vesting of options (as detailed above), as of December 31, 2007 his 200,000 unvested stock options were of no value, as the option exercise price for those options was greater than the closing price of our common stock on December 31, 2007. Accelerated vesting of options would occur in the event of a Change in Control, regardless of whether or not Mr. Klein’s employment was terminated.

(6)

All restricted stock unit vesting acceleration amounts were calculated as the gain to Mr. Klein using the closing per share market price of our common stock on December 31, 2007, which was $29.00. The amounts do not include any modifications to the grants that could potentially take place. Accelerated vesting of restricted stock units would occur in the event of a Change in Control regardless of whether or not Mr. Klein’s employment was terminated.

(7)	Reflects a lump sum amount equal to the costs incurred by us for medical, dental and disability benefits in the last six months of the calendar year immediately prior to the date of termination.

(8)

Reflects a lump sum amount equal to the costs incurred by us for group life and supplemental life insurance coverage in the last six months of the calendar year immediately prior to the date of termination.

65	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

(9)

Reflects the estimated lump-sum present value of all future payments Mr. Klein’s beneficiaries would be entitled to under our executive life insurance plans. Such death benefit would be paid from our life insurance providers. This amount does not include payments under the standard group life insurance plans.

(10)

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

(11)

Reflects the estimated lump-sum present value of all future payments Mr. Klein would be entitled to tax gross-ups for payments or benefits related to expenses, medical, and other related benefits pursuant to his employment agreement. Figures are estimated amounts based on actual expenses in 2007. This value may decrease in 2008 due to the change in his benefit eligibility effective August 2007.

TERMINATION OF MR. KLEIN FOR “CAUSE”

In the event that Getty Images terminates Mr. Klein for Cause, Mr. Klein will receive salary earned and unreimbursed expenses incurred as of the date of termination. Getty Images would pay, within 30 days after the date of termination, a lump sum amount equal to the costs incurred by Getty Images for medical, dental, disability and life insurance in the last six months of the calendar year immediately prior to the date of his termination, as outlined in his employment agreement.

Mr. Klein will be entitled to retain any then-vested restricted stock units and restricted stock awards and will also be entitled to retain and exercise any then-vested portion of all stock options for a period of 90 days following termination, but the unvested portion of all stock awards will lapse.

RESIGNATION BY MR. KLEIN WITHOUT “GOOD REASON”

If Mr. Klein resigns without Good Reason, Mr. Klein will receive salary earned and unreimbursed business expenses incurred as of the date of termination. Getty Images will pay, within 30 days after the date of termination, a lump sum amount equal to the costs incurred by Getty Images for medical, dental, disability and life insurance and benefits in the last six months of the calendar year immediately prior to the date of termination, as outlined in his employment agreement.

The vesting of all stock awards will continue for so long as Mr. Klein remains a director of Getty Images. Once Mr. Klein no longer serves as a director of Getty Images, he will be entitled to retain all then-vested restricted stock units and restricted stock awards and will also be entitled to retain and exercise any then-vested portion of all stock options until the earlier of (i) four years following his separation from employment with Getty Images (including his service on the Board), and (ii) the remainder of their respective terms as if he had remained a Getty Images employee, but the unvested portion of all stock options and RSUs will lapse.

INVOLUNTARY TERMINATION OF MR. KLEIN OR RESIGNATION BY MR. KLEIN WITH “GOOD REASON”

If Mr. Klein’s employment terminates for Good Reason or for any reason other than Disability, Death, Change in Control without Good Reason or Cause, he will receive (in addition to salary, bonus, and unreimbursed expenses through and including the date of termination) a lump sum payment in an amount equal to the sum of his base salary and the maximum target amount of his bonus as would otherwise have been paid for the remainder of the term of his employment agreement. In addition, we would pay, within 30 days after the date of termination, a lump sum amount equal to the costs incurred by Getty Images for medical, dental, disability and life insurance benefits in the last six months of the calendar year immediately prior to the date of termination.

All unvested stock awards will vest immediately as of the date of termination. Mr. Klein will be entitled to retain and exercise all unexercised stock options until the earlier of (i) four years following his separation from employment with Getty Images (including his service on the Board) and (ii) the remainder of their respective terms, as if he had remained a Getty Images employee.

PAYMENTS MADE TO MR. KLEIN IN THE EVENT OF A CHANGE IN CONTROL

In the event of a Change in Control, Mr. Klein will have the right to resign his employment. If he resigns within six months following the change in control, he will receive salary earned as of the date of termination. In addition, he will receive a lump sum payment in an amount equal to the sum of his base salary and the maximum target amount of his bonus as would otherwise have been paid for the remainder of the term of his employment agreement. In addition, Getty Images would pay, within 30 days after the date of termination, a lump sum amount equal to the costs incurred by Getty Images for medical, dental, disability and life insurance benefits in the last six months of the calendar year immediately prior to the date of termination.

66	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

All unvested stock awards will vest immediately as of the date of the Change in Control. Stock options will remain exercisable for a period of 12 months following the Change in Control, provided, however, that no stock award will be exercisable after the expiration of 10 years after the date the stock award was granted (or any earlier expiration period as stated in the applicable award agreement).

PAYMENTS MADE IN THE EVENT OF MR. KLEIN’S DISABILITY

In the event of Mr. Klein’s Disability, his employment can be terminated by Getty Images upon six months’ prior written notice. In the case of Disability, Mr. Klein will receive salary earned as of the date of termination. In addition, he will receive a lump sum payment in an amount equal to the sum of his base salary plus the maximum target amount of his bonus as would otherwise have been paid for the remainder of the term of his employment agreement. In addition, Getty Images would pay, within 30 days after the date of termination, a lump sum equal to the costs incurred by Getty Images for medical, dental, disability and life insurance benefits in the last six months of the calendar year immediately prior to termination. However, any payments listed above will be decreased by any amounts paid to Mr. Klein under any Getty Images disability plan.

All unvested stock awards will vest immediately as of the date of termination. Stock options will remain exercisable for a period of 12 months following the termination date, provided, however, that no stock option will be exercisable after the expiration of 10 years after the date the stock option award was granted (or any earlier expiration period as stated in the applicable award agreement).

PAYMENTS MADE IN THE EVENT OF MR. KLEIN’S DEATH

In the event of Mr. Klein’s death, Mr. Klein’s beneficiary will receive salary earned as of the date of termination. In addition, his beneficiary will receive a lump sum payment in an amount equal to the sum of his base salary plus the maximum target amount of his bonus, as would otherwise have been paid for the remainder of the term of his employment agreement, plus an amount equal to the costs incurred by us for medical, dental, disability and life insurance benefits in the calendar year immediately prior to his death. However, any payments listed above will be decreased by any death benefits provided under the terms of any Getty Images plan, program or arrangement in effect for Mr. Klein at the time of his death.

All unvested stock awards will vest immediately as of the date of death. Stock options will remain exercisable for a period of 12 months following the date of death, provided, however, that no stock option will be exercisable after the expiration of 10 years after the date the stock option award was granted (or any earlier expiration period as stated in the applicable award agreement).

67	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

THOMAS OBERDORF

The following table shows the potential payments upon termination or a Change in Control of Getty Images for Thomas Oberdorf, our Chief Financial Officer.

BENEFIT	Termination for Cause or Resignation Without Good Reason on 12/31/07		Involuntary Termination or Resignation for Good Reason on 12/31/07		Termination Following Change in Control on 12/31/07		Termination Due to Disability on 12/31/07		Termination Due to Death on 12/31/07

Paid Notice Period Prior to Termination: Salary (1,2)	$	n/a	$	n/a	$	n/a	$207,500	(2)	$	n/a
Severance: Salary (1)		—		415,000		830,000	415,000	(3)		—
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date (1)		—		166,000		166,000	—			—
Severance: Additional Non-Equity Incentive Plan Compensation (1)		—		83,000		166,000	—			—
Stock Option Vesting Acceleration (4)		—		—		—	—			—
Restricted Stock Unit Award Vesting Acceleration (5)		—		—		1,015,000	—			—
Death Benefit (6)		n/a		n/a		n/a	n/a			1,112,800
Disability Benefit (7)		n/a		n/a		n/a	22,000/mo			n/a

(1)	All salary and non-equity incentive payment amounts were calculated using Mr. Oberdorf’s salary as of December 31, 2007.

(2)	Only termination due to Disability requires six months’ prior notice by Getty Images. During such notice period, Mr. Oberdorf would be entitled to the amount shown in the table.

(3)	Severance payment for Disability would be reduced by any amounts paid to Mr. Oberdorf under any Getty Images disability plan.

(4)	Mr. Oberdorf has no vested or unvested stock options as of December 31, 2007.

(5)

All restricted stock unit vesting acceleration amounts were calculated as the gain to Mr. Oberdorf using the closing per share market price of our common stock on December 31, 2007, which was $29.00. The amounts do not include any modifications to the grants that could potentially take place. Accelerated vesting of restricted stock units would occur in the event of a Change in Control regardless of whether or not Mr. Oberdorf’s employment was terminated.

(6)

Reflects the estimated lump-sum present value of all future payments Mr. Oberdorf’s beneficiaries would be entitled to under our executive life insurance plans. Such death benefit would be paid from our life insurance provider. This amount does not include payments under the standard group life insurance plans.

(7)

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

68	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

NICHOLAS E. EVANS-LOMBE

The following table shows the potential payments upon termination or a Change in Control of Getty Images for Nicholas E. Evans-Lombe, our EVP, Imagery, Products & Services.

BENEFIT	Termination for Cause or Resignation Without Good Reason on 12/31/07		Involuntary Termination or Resignation for Good Reason on 12/31/07		Termination Following Change in Control on 12/31/07		Termination Due to Disability on 12/31/07		Termination Due to Death on 12/31/07

Paid Notice Period Prior to Termination: Salary (1,2)	$	n/a	$	n/a	$	n/a	$207,500		$	n/a
Severance: Salary (1)		—		415,000		830,000	415,000	(3)		—
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date (1)		—		207,500		207,500	—			—
Severance: Non-Equity Incentive Plan Compensation (1)		—		103,750		207,500	—			—
Stock Option Vesting Acceleration (4)		—		—		—	—			—
Restricted Stock Unit Award Vesting Acceleration (5)		—		—		1,196,250	—			—
Relocation/Repatriation (6)				100,000		100,000	100,000			100,000
Death Benefit (7)		n/a		n/a		n/a	n/a			775,979
Disability Benefit (8)		n/a		n/a		n/a	10,450/month			n/a

(1)	All salary and non-equity incentive payment amounts were calculated using Mr. Evans-Lombe’s salary as of December 31, 2007.

(2)	Only termination due to Disability requires six months’ prior notice by Getty Images. During such notice period, Mr. Evans-Lombe would be entitled to the amount shown in the table.

(3)	Severance payment for Disability would be reduced by any amounts paid to Mr. Evans-Lombe under any Getty Images disability plan.

(4)	Mr. Evans-Lombe has no unvested stock options as of December 31, 2007.

(5)

All restricted stock unit vesting acceleration amounts were calculated as the gain to Mr. Evans-Lombe using the closing per share market price of our common stock on December 31, 2007, which was $29.00. The amounts do not include any modifications to the grants that could potentially take place. Accelerated vesting of restricted stock units would occur in the event of a Change in Control regardless of whether or not Mr. Evans-Lombe’s employment was terminated.

(6)

Reflects the estimated lump-sum present value of all future payments Mr. Evans-Lombe would be entitled to for repatriation or relocation in the event of termination for reasons other than for Cause. This amount includes repatriation for Mr. Evans-Lombe and his family from Seattle, Washington to the United Kingdom, including reimbursement or payment for reasonable expenses incurred in transporting him and his family, as well as shipping his household goods, back to the United Kingdom.

(7)

Reflects the estimated lump-sum present value of all future payments Mr. Evans-Lombe’s beneficiaries would be entitled to under our life insurance plans. Such death benefit would be paid from our life insurance provider. This amount does not include payments under the standard group life insurance plans.

(8)

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

69	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

JEFFREY L. BEYLE

The following table shows the potential payments upon termination or a Change in Control of Getty Images for Jeff L. Beyle, our SVP, Business Development and Asia Pacific Sales.

BENEFIT	Termination for Cause or Resignation Without Good Reason on 12/31/07		Involuntary Termination or Resignation for Good Reason on 12/31/07		Termination Following Change in Control on 12/31/07		Termination Due to Disability on 12/31/07		Termination Due to Death on 12/31/07

Paid Notice Period Prior to Termination: Salary (1,2)	$	n/a	$	n/a	$	n/a	$170,000		$	n/a
Severance: Salary (1)		—		340,000		680,000	340,000	(3)		—
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date (1)		—		136,000		136,000	—			—
Severance: Non-Equity Incentive Plan Compensation (1)		—		68,000		136,000	—			—
Stock Option Vesting Acceleration (4)		—		—		—	—			—
Restricted Stock Unit Award Vesting Acceleration (5)		—		—		834,475	—			—
Death Benefit (6)		n/a		n/a		n/a	n/a			865,319
Disability Benefit (7)		n/a		n/a		n/a	13,600/month			n/a

(1)	All salary and non-equity incentive payment amounts were calculated using Mr. Beyle’s salary as of December 31, 2007.

(2)	Only termination due to Disability requires six months’ prior notice by Getty Images. During such notice period, Mr. Beyle would be entitled to the amount shown in the table.

(3)	Severance payment for Disability would be reduced by any amounts paid to Mr. Beyle under any Getty Images disability plan.

(4)	Mr. Beyle has no unvested stock options as of December 31, 2007.

(5)

All restricted stock unit vesting acceleration amounts were calculated as the gain to Mr. Beyle using the closing per share market price of our common stock on December 31, 2007, which was $29.00. The amounts do not include any modifications to the grants that could potentially take place. Accelerated vesting of restricted stock units would occur in the event of a Change in Control regardless of whether or not Mr. Beyle’s employment was terminated.

(6)

Reflects the estimated lump-sum present value of all future payments Mr. Beyle’s beneficiaries would be entitled to under our life insurance plans. Such death benefit would be paid from our life insurance provider. Amount does not include payments under the standard group life insurance plans.

(7)

Reflects the estimated monthly value of all future payments Mr. Beyle would be entitled to under our executive disability plans. Mr. Beyle would be entitled to receive such benefits for the duration of the disability. The maximum benefits duration would be up to his normal retirement age, but not less than 60 months. Normal retirement age is the retirement age under the Social Security Act where the retirement age depends on the year of birth.

70	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

BO T. OLOFSSON

The following table shows the potential payments upon termination or a Change in Control of Getty Images for Bo T. Olofsson, our SVP, Global Sales. Mr. Olofsson’s agreement states that his employment may be terminated by either party giving to the other not less than three calendar months’ notice, except in the case where the termination is for Cause.

BENEFIT	Termination for Cause on 12/31/07	Resignation Without Good Reason on 12/31/07	Involuntary Termination or Resignation for Good Reason on 12/31/07	Termination Following Change in Control on 12/31/07	Termination Due to Disability on 12/31/07	Termination Due to Death on 12/31/07

Paid Notice Period Prior to Termination: Salary (1,2)	$—	$100,085	$100,085	$100,085	$100,085	$	n/a
Benefits Coverage during Notice Period Prior to Termination (2)	—	21,930	21,930	21,930	21,930		n/a
Severance: Salary (1,3)	—	300,255	300,255	800,680	300,255		—
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date (1)	—	—	—	160,136	—		—
Severance: Non-Equity Incentive Plan Compensation (1)	—	—	—	160,136	—		—
Stock Option Vesting Acceleration (4)	—	—	—	—	—		—
Restricted Stock Unit Award Vesting Acceleration (5)	—	—	—	862,750	—		—
Death Benefit (6)	n/a	n/a	n/a	n/a	n/a		704,365
Disability Benefit (7)	n/a	n/a	n/a	n/a	2,600/month		n/a

(1)	All salary and non-equity incentive payment amounts were calculated using Mr. Olofsson’s salary as of December 31, 2007.

(2)

Where a termination is not for Cause, a mandatory three months’ prior notice by Getty Images is required. During such notice period, Mr. Olofsson would be entitled to the amount shown in the table. Some or all of the notice period may be worked. Benefits coverage includes premiums for the healthcare, life insurance, disability, and critical illness benefits, auto allowance and pension contributions of 15% of salary.

(3)

Mr. Olofsson is eligible for nine (9) months’ worth of salary in the event of resignation with or without Good Reason, involuntary termination, or Disability. Mr. Olofsson is eligible for two (2) times executive’s salary in the event of Change in Control.

(4)	Mr. Olofsson had no unvested stock options as of December 31, 2007.

(5)

All restricted stock unit vesting acceleration amounts were calculated as the gain to Mr. Olofsson using the closing per share market price of our common stock on December 31, 2007, which was $29.00. The amounts do not include any modifications to the grants that could potentially take place. Accelerated vesting of restricted stock units would occur in the event of a Change in Control regardless of whether or not Mr. Olofsson’s employment was terminated.

(6)

Reflects the estimated lump-sum present value of all future payments Mr. Olofsson’s beneficiaries would be entitled to under our life insurance plans. Such death benefit would be paid from our life insurance provider. Amount does not include payments under the standard group life insurance plans.

(7)

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

All amounts shown for Mr. Olofsson other than amounts relating to the acceleration of stock-based awards are calculated based on amounts that would be earned or paid in British pounds and have been converted into U.S. dollars based on an annual average basis. The annual exchange rate in U.S. dollars per British pound based on the average of the noon buying rate in the City of New York for cable transfers in British pounds as certified for customs purposes by the Federal Reserve Bank of New York in effect for each day for the year ended December 31, 2007 was $2.00.

71	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

Termination Payments Made During 2007

JACK SANSOLO

Jack Sansolo was our SVP, Marketing until he retired from Getty Images effective June 1, 2007. The following table shows the payments made upon Dr. Sansolo’s retirement from Getty Images.

BENEFIT	Termination for Resignation Without Good Reason on 6/2/07

Severance: Salary	$160,000
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date	26,667
Severance: Non-Equity Incentive Plan Compensation	32,000
Health and Welfare Benefits Continuation (1)	55,576

Total Severance	$274,243

(1)

Health and welfare benefits figure includes $35,393 for the annual premium payments for executive life insurance for Dr. Sansolo and his spouse and long term care policy premiums for Dr. Sansolo and his spouse, and also includes $20,183 for COBRA premium payments to Dr. Sansolo and his spouse for July 1, 2007 through August 31, 2008. Both amounts were grossed up for tax purposes.

LINDA RANZ

Linda Ranz was our SVP, Technology until she was terminated as part of a reduction in force effective September 3, 2007. The following table shows the payments made upon Ms. Ranz’s termination from Getty Images.

BENEFIT	Involuntary Termination on 9/3/07

Severance: Salary	$270,000
Severance: Non-Equity Incentive Plan Compensation – Accrued Thru Term Date	13,400
Severance: Non-Equity Incentive Plan Compensation	51,500

Total Severance	$334,900

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

CASH RETAINER AND MEETING FEES FOR NON-EMPLOYEE DIRECTORS

With the exception of Mr. Getty, the non-employee directors of the Company receive the following as compensation for their services: (i) a fixed annual retainer of $60,000; (ii) a $5,000 annual retainer for the chair of the Audit Committee; and (iii) a $2,500 annual retainer for the chair of other committees. There are no meeting fees for Board or committee meeting attendance. The Chairman of the Board of Directors, Mr. Getty, offered to waive the receipt of any cash compensation in 2007, which the Board accepted. We reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its Committees in addition to the retainers. Additionally, we reimbursed Sutton Place Limited, a company controlled by Mr. Getty, for 25% of Mr. Getty’s personal assistant’s time for her work in support of his Board responsibilities.

72	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

EQUITY COMPENSATION FOR NON-EMPLOYEE DIRECTORS

Non-employee directors also are eligible to participate in the 2005 Incentive Plan, which provides for stock option grants, restricted stock units and other equity-based awards to directors for their services. In September 2006, the Board revised its compensation program to provide for an annual award of restricted stock units in the amount of $100,000, with such awards to be made on the first trading day of May. The awards vest ratably over a four year period with annual cliff vesting. Additionally, in March 2007 the Board agreed to grant a restricted stock unit award in the amount of $100,000 to each new director upon joining the Board of Directors. Previously, non-employee directors received periodic awards of stock options. All Board equity awards must be approved by the Board of Directors.

While this statement reflects the Board’s intentions for grants in future years, the 2007 awards to non-employee directors were made in June 2007 rather than May 2007. The delay in making the annual equity awards was a result of our not being current in the filing of our periodic reports with the Securities and Exchange Commission from November 2006 until June 2007. This matter is addressed in detail in our Annual Report on Form 10-K for the period ended December 31, 2006 under the sections entitled “Explanatory Note Regarding Restatements” and in “Note 2 to the Consolidated Financial Statements.”

2007 Non-Employee Director Compensation Table

The following table sets forth the total compensation paid to our non-employee directors for their service on our Board of Directors and committees of the Board of Directors during fiscal year 2007. Our sole employee director, Mr. Klein, receives no separate compensation for service as a director of Getty Images.

NAME	Fees Earned or Paid in Cash($)	Stock Awards($) (1)	Option Awards($) (2)	All Other Compensation($) (3)	Total($) (4)

James N. Bailey	$62,500	$15,613	$14,677	$—	$92,790
Andrew S. Garb	62,500	15,613	14,677	—	92,790
Mark H. Getty	—	15,613	—	11,358	26,971
Alan G. Spoon	60,000	95,796	—	—	155,796
Christopher H. Sporborg (5)	60,000	15,613	14,677	—	90,290
Michael A. Stein	65,000	15,613	14,677	—	95,290

(1)

The amounts shown in this column represent the amount expensed in our financial statements for the fiscal year covered, without regard to estimated forfeitures that are required by US GAAP for our financial statements, for unvested restricted stock units held by the director during the fiscal year covered. The value of the award is calculated as the number of units granted multiplied by the average of the high and low trading prices of our common stock on the date of grant. This value is expensed in our financial statements on a straight-line basis over the vesting period of the unit. A total of 277,238 shares underlying restricted stock units were outstanding and held by directors at December 31, 2007, including those held by Mr. Klein.

(2)

The amounts shown in this column relate to the unvested portions of two option grants for 5,000 shares each made to each of Messrs. Bailey, Garb, Sporborg and Stein in 2003 and 2004 that were held by such directors during the fiscal year covered. The dollar figure provided represents the amount expensed in our financial statements, without regard to estimated forfeitures that are required by US GAAP for our financial statements. The amount of the expense is the portion of the grant date fair value of the award (calculated as the number of options granted multiplied by the fair value of the option as calculated on the date of grant using a Black-Scholes valuation model) that was recognized in our financial statements in 2007. The grant date fair value for the first of the two awards, granted in May 2003, was $91,864 per award, and the grant date fair value for the second of the two awards, granted in May 2004, was $116,804 per award. This expense is recognized in our financial statements on an accelerated basis over the vesting period of the stock options. A total of 1,635,266 shares underlying stock options were outstanding and held by directors at December 31, 2007, including those held by Mr. Klein.

(3)

The amount shown in this column represents 25% of the cost of Mr. Getty’s personal assistant to compensate Mr. Getty for the assistance she provides in connection with his board duties. This amount was paid to the company that employs Mr. Getty’s assistant in British pounds and has been converted into U.S. dollars based on an annual average basis. The annual average exchange rates in U.S. dollars per British pound based on the average of the noon buying rate in the City of New York for cable transfers in British pound as certified for customs purposes by the Federal Reserve Bank of New York in effect on each day for the year ended December 31, 2007 was $2.00.

73	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 11

(4)

These figures do not include their reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or any committee thereof, for which the directors are reimbursed by us.

(5)

Mr. Sporborg was paid £30,692 for his services as a director in 2007. The amount was determined in U.S. dollars on each quarterly payment date then converted into and paid in British pound based on the average of the noon buying rate in the City of New York for cable transfers in British pound as certified for customs purposes by the Federal Reserve Bank of New York of $1.96.

We do not provide any insurance, retirement or other benefit programs or compensation to the members of the Board of Directors, or any other benefits or perquisites except as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

Under the Getty Images, Inc. 2006 Incentive Plan (the “Plan”), the Board of Directors has the discretion to grant restricted stock units (“RSUs”), stock options with exercise prices equal to no less than the market price of our common stock on the grant date and other stock-based awards. In connection with the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” we have generally shifted from issuing stock options to issuing RSUs.

RSUs generally have a four-year vesting schedule, with 25% vesting on each anniversary of the grant date. Stock options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion vesting monthly over the remaining three years. However, two significant exceptions were a grant of stock options and a grant of RSUs to our chief executive officer in 2006 that vest over four years, with 20%, 20%, 20% and 40% vesting on each respective anniversary of the grant date. In addition, on September 15, 2005, we granted 795,000 fully vested stock options to senior management, many of whom had not received equity grants in several years. Stock options become exercisable when vested and remain exercisable through the remainder of the term except that we generally cancel options 90 days after the date of termination of the recipient’s employment or service with us.

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

Below is a summary of stock-based awards outstanding and available for future issuance at December 31, 2007:

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Stock Options and Vesting of Restricted Stock Units	Weighted Average Exercise Price	Number of Shares Available for Future Issuance

Stock options	2,838,965	$48.24
Restricted stock units	1,106,264	—

Total equity compensation plans approved by security holders	3,945,229	34.71	1,526,413
Equity compensation plans not approved by security holders	16,666	15.80	—

The 16,666 shares in the table above represent options remaining under grants made outside of the Plan in 2001 to three non-executive members of our Board of Directors. The terms of these options are substantially identical to those granted under the Plan. There were no awards outstanding at December 31, 2007 that were assumed in connection with business combinations.

The formula used to calculate the 1,526,413 shares under stock-based awards available for future issuance is the total 16 million shares authorized for issuance under the Plan less stock-based awards granted under the Plan (not including those assumed in connection with business combinations) plus stock-based awards that have been forfeited, canceled or expired.

74	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 12

BENEFICIAL OWNERSHIP

The following table sets forth certain information with respect to beneficial ownership of shares of our common stock as of January 31, 2008, (i) for each person who is known by us to own beneficially more than 5% of the shares of our outstanding common stock, (ii) for each director of Getty Images, (iii) for each of our executive officers named in the Summary Compensation Table of this Annual Report on Form 10-K, and (iv) by all directors and executive officers of Getty Images as a group. Calculations are based on a total number of outstanding shares of 59,626,013, as of January 31, 2008.

Amount and Nature of Beneficial Ownership

Names	Number of Shares of Getty Images Common Stock (1)	Percent of Class

Getty Investments, L.L.C. (2)	8,273,301	13.88
TCS Capital GP LLC (3)	4,945,200	8.29
Arnhold and S. Bleichroeder Advisers, LLC. (4)	3,937,400	6.60
Jonathan D. Klein (5)	1,168,402	1.93
Mark H. Getty (6)	1,115,642	1.86
Nicholas E. Evans-Lombe (7)	187,803	*
Bo T. Olofsson (8)	77,667	*
Jeffrey L. Beyle (9)	50,850	*
James N. Bailey (10)	47,183	*
Michael A. Stein (11)	33,750	*
Andrew S. Garb (12)	33,583	*
Christopher H. Sporborg (13)	18,300	*
Alan G. Spoon (14)	11,250	*
Thomas Oberdorf (16)	3,677	*
Jack Sansolo (15)	—	*
Linda Ranz (17)	—	*
All Executive Officers and Directors as a group (15 persons) (18)	2,860,530	4.66

*	Less than 1%

(1)

Beneficial ownership represents sole or shared voting and investment power and is defined by the SEC to mean generally the power to vote or dispose of securities, regardless of economic interest. The numbers were calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of January 31, 2008 are deemed outstanding for the purpose of calculating the number and percentage owned by any person listed. Getty Images had 59,626,013 shares of outstanding common stock as of January 31, 2008. To our knowledge, the only shareholders who beneficially owned more than 5% of the shares of outstanding common stock as of January 31, 2008, were those listed as such in the table above.

(2)

This information is derived from the Schedule 13D filed with the SEC by Getty Investments L.L.C. on September 28, 2007 for shares held as of September 25, 2007. Getty Investments L.L.C. has sole dispositive and voting power over 8,273,301 shares. The address of Getty Investments L.L.C. is 5390 Kietzke Lane, Suite 202, Reno, Nevada 89511.

(3)

This information is derived from the amended Schedule 13G filed with the SEC jointly by Eric Semler, TCS Capital GP LLC (“TCS GP”) and TCS Capital Investments, L.P. (“TCS Offshore”) on January 10, 2008 for shares held as of December 31, 2007. Both TCS GP and Mr. Semler as the principal of TCS GP, have sole dispositive and voting power over 4,945,200 shares. TCS Offshore is the beneficial owner of 3,120,800 shares and has sole dispositive and voting power over 3,120,800 shares. The address of TCS GP is 888 Seventh Avenue, Suite 1504, New York, New York 10019.

(4)

This information is derived from the Schedule 13G filed with the SEC by Arnhold and S. Bleichroeder, LLC (ASB) on February 12, 2008 for shares held as of December 31, 2007. ASB claimed they may be deemed beneficial owners of these shares as a result of acting as investment adviser to various clients. ASB has sole dispositive and voting power over 3,937,400 shares. ASB acts as an investment advisor to The First Eagle Global Fund, a registered investment company, which may be deemed to have beneficially owned 5.71% of the Company’s Common Stock on December 31, 2007. The address of ASB is 1345 Avenue of the Americas, New York, New York 10105.

75	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 12

(5)

Includes 878,500 shares of common stock that may be acquired by Mr. Klein on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before March 31, 2008. Also includes shares beneficially owned or deemed to be owned beneficially by Mr. Klein as follows: 101,002 shares held by the Klein Family Trust; 900 shares held by Mr. Klein’s children, for which Mr. Klein disclaims beneficial ownership; and 188,000 shares held directly by Mr. Klein. The number does not include 8,273,301 shares owned by Getty Investments L.L.C. Mr. Klein is one of five directors of Getty Investments L.L.C. and, therefore, may be deemed to share voting and investment power over the shares held by Getty Investments L.L.C.

(6)

Includes 446,350 shares of common stock that may be acquired by Mr. Getty through the Options Settlement, a revocable grantor trust of which Mr. Getty is the sole primary beneficiary, on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before March 31, 2008. Also includes shares beneficially owned or deemed to be owned beneficially by Mr. Getty as follows: 622,602 shares held by Abacus (C.I.) Limited as Trustee of The October 1993 Trust; 24,377 shares held by the Cheyne Walk Trust, to which Mr. Getty shares voting and investment power; and 7,313 shares held by the Ronald Family Trust B, to which Mr. Getty shares voting and investment power. The Cheyne Walk Trust and Ronald Family Trust B are members of Getty Investments L.L.C. The number includes 15,000 shares held directly by Mr. Getty. The number does not include 8,273,301 shares owned by Getty Investments L.L.C. Mr. Getty is one of five directors of Getty Investments L.L.C. and, therefore, may be deemed to share voting and investment power over the shares held by Getty Investments L.L.C.

(7)

Includes 175,000 shares of common stock that may be acquired by Mr. Evans-Lombe on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before March 31, 2008, 10,311 shares held directly by Mr. Evans-Lombe and 2,492 shares held by family members.

(8)

Includes 72,500 shares of common stock that may be acquired by Mr. Olofsson on the exercise of outstanding stock options that presently are exercisable or that will become exercisable on or before March 31, 2008 and 5,167 shares held directly by Mr. Olofsson.

(9)

Includes 45,000 shares of common stock that may be acquired by Mr. Beyle on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before March 31, 2008, and 5,850 shares held directly by Mr. Beyle.

(10)

Includes 27,083 shares of common stock that may be acquired by Mr. Bailey on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before March 31, 2008, 20,000 shares held directly by Mr. Bailey and 100 shares owned by family members.

(11)

Includes 33,750 shares of common stock that may be acquired by Mr. Stein on the exercise of outstanding options that presently are exercisable or which will become exercisable on or before March 31, 2008.

(12)

Includes 27,083 shares of common stock that may be acquired by Mr. Garb on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before March 31, 2008, and 6,500 shares held directly by Mr. Garb.

(13)

Includes 17,500 shares of common stock that may be acquired by Mr. Sporborg on the exercise of outstanding options that presently are exercisable or that will become exercisable on or before March 31, 2008 and 800 shares held directly by Mr. Sporborg.

(14)	Mr. Spoon directly holds 11,250 shares.

(15)	Dr. Sansolo holds no shares. Dr. Sansolo retired from Getty Images effective June 1, 2007.

(16)	Mr. Oberdorf directly holds 3,677 shares.

(17)	Ms. Ranz held no shares as of January 31, 2008. Ms. Ranz was terminated as part of a reduction in force effective September 3, 2007.

(18)

Includes 1,815,546 shares of common stock that may be acquired upon the vesting of restricted stock units or the exercise of outstanding options that presently are exercisable or which will become exercisable on or before March 31, 2008, and 1,205,136 shares otherwise owned beneficially. Does not include shares owned by Dr. Sansolo or Ms. Ranz, who were not serving as executive officers of Getty Images as of December 31, 2007, or shares directly owned by Getty Investments L.L.C. Messrs. Getty and Klein are two of five directors of Getty Investments L.L.C. and, therefore, may be deemed to share voting and investment power over shares held by Getty Investments L.L.C.

76	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 12

RELATED STOCKHOLDER MATTERS

On February 24, 2008, we entered into an Agreement and Plan of Merger (the Merger Agreement) with ABE Investment, L.P., a Delaware limited partnership (Parent), and ABE Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub). Parent and Merger Sub are affiliates of Hellman & Friedman LLC (H&F). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Getty Images, with Getty Images continuing as the surviving corporation (the Merger). As a result of the Merger, we will become a wholly owned subsidiary of Parent and each outstanding share of our common stock, other than those shares (i) held by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law and (ii) held in our treasury stock or by Parent or any its subsidiaries, including shares to be contributed to Parent by Getty Investments L.L.C., Mark Getty (our Chairman of the Board and co-founder) and certain related parties (the Rollover Investors) immediately prior to the completion of the Merger, will be canceled and automatically converted into the right to receive $34.00 in cash, without interest. The Merger is expected to close during the second quarter of 2008 and is subject to approval by a majority of our stockholders, approval by a majority of the shares of our common stock present in person or by proxy and voting at our stockholders meeting that are held by holders other than the Rollover Investors and Jonathan Klein, receipt of requisite antitrust approvals and other customary closing conditions. The Merger Agreement is attached as Exhibit 2.1 to our Current Report on Form 8-K as filed on February 26, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

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

If any Significant Stockholder (a “Prospective Seller”) receives from or negotiates with a person, other than a Permitted Transferee or another Significant Stockholder (a “Stockholders’ Agreement Third Party”), a bona fide offer to purchase any or all of such Pro-

77	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 13

spective Seller’s shares of common stock (the “Offered Stock”) and such Prospective Seller intends to sell the Offered Stock to such Stockholders’ Agreement Third Party, the Prospective Seller must provide written notice (the “Offer Notice”) of such offer to Getty Images. The Offer Notice will constitute an offer by such Prospective Seller to sell to the recipients of such Offer Notice all (but not less than all) of the Offered Stock at the price per share of common stock at which the sale to the Stockholders’ Agreement Third Party is proposed to be made in cash and will be irrevocable for ten days after receipt of such Offer Notice. The Prospective Seller has the right to reject any or all of the acceptances of the offer to sell the Offered Stock and sell all, but not less than all, the Offered Stock to the Stockholders’ Agreement Third Party if (i) the Prospective Seller has not received acceptances as to all the Offered Stock prior to the expiration of the ten-day period following receipt of the Offer Notice, or (ii) an accepting party fails to consummate the purchase of the Offered Stock and Getty Images is not prepared to purchase such Offered Stock within five business days of receiving notice of such failed purchase.

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

Getty Investments L.L.C. Company Agreement. Getty Investments L.L.C. was formed on October 4, 2006 with the merger of Getty Investments L.L.C., a Delaware limited liability company (“Old Getty Investments”) with and into Getty Investments Continuation L.L.C., a Delaware limited liability company (“New Getty Investments”). New Getty Investments was formed with the objective of continuing Old Getty Investments, which would have otherwise terminated on October 5, 2006. Upon the consummation of the merger, the existence of Old Getty Investments ceased, New Getty Investments survived and the name of New Getty Investments was changed to Getty Investments L.L.C.

The members of Old Getty Investments were five Getty family trusts, as follows: the Cheyne Walk Trust, the Ronald Family Trust A, the Ronald Family Trust B, the Orpheus Trust and the Pleiades Trust. The members of New Getty Investments are three Getty family trusts, as follows: the Cheyne Walk Trust, the Ronald Family Trust A and the Ronald Family Trust B (the “New Getty Members”). The New Getty Members own, collectively, 100% of the membership interests of Getty Investments L.L.C., with the Cheyne Walk Trust, the Ronald Family Trust A and the Ronald Family Trust B owning 55.2%, 24.4% and 20.4%, respectively.

78	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 13

Getty Investments L.L.C. is governed by the Limited Liability Company Operating Agreement of Getty Investments L.L.C., dated October 5, 2006, among the New Getty Members (the “New Getty Investments Company Agreement”), as amended by the First Amendment, dated September 25, 2007, to the New Getty Investments Company Agreement extending the term of New Getty Investments. The term of the New Getty Investments Company Agreement ends on October 5, 2008, unless earlier terminated upon the written agreement of members holding a majority of the interests of Getty Investments L.L.C.

The Getty Investments L.L.C. board of directors consists of five directors. Each member of New Getty Investments (with the Ronald Family Trust A and Ronald Family Trust B being combined for this purpose) can appoint and replace two directors for so long as the member maintains a 10% ownership interest in New Getty Investments. The fifth director is Jonathan D. Klein, for so long as he remains Chief Executive Officer of Getty Images. In the event Jonathan D. Klein ceases to be the chief executive officer of Getty Images, the fifth directorship position will be eliminated unless and until a majority in interest of the members votes to appoint a successor to fill such position. Mark H. Getty serves as the chairman of the board of Getty Investments L.L.C. for so long as he serves as a director of Getty Investments L.L.C. Decisions of the Getty Investments L.L.C. Board of Directors require the approval (at a meeting or by written consent) of a simple majority of the total number of directors unless otherwise provided in the New Getty Investments Company Agreement, as amended. Of the five members of the Getty Investments L.L.C. board of directors, two (Mr. Getty and Mr. Klein) are also members of the Getty Images Board of Directors. There are currently no voting arrangements whereby one member of Getty Investments L.L.C. can control a majority of the members of the Getty Investments L.L.C. board of directors.

Getty Images Trademarks. Getty Images, directly or through its subsidiaries, has trademark registrations and applications for trademark registrations in respect of the name Getty Images, and derivatives thereof and the related logos (together, the “Getty Images Trademarks”). Getty Images and Getty Investments L.L.C. have agreed that in the event that Getty Images becomes controlled by a third party or parties not affiliated with the Getty family, Getty Investments L.L.C. will have the right to call for an assignment to it, for a nominal sum, of all rights to the Getty Images Trademarks. On such assignment, Getty Images would be permitted to continue to use the Getty Images Trademarks for 12 months, and thereafter it would have to cease such use.

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

Acquisitions of Evolvs Media and Paper Thin Walls. Mr. Livingstone was the sole shareholder (through a wholly owned company) of Evolvs Media Inc. Evolvs Media was a technology company, employing approximately 20 people, most of whom are software developers. Getty Images purchased most of Evolvs Media’s assets from Evolvs Media for C$395,000 in May 2007. As part of its acquisition of Evolvs Media, Getty Images also assumed the rights and obligations of Evolvs Media pursuant to a lease for commercial real estate owned by Mr. Livingstone at a cost of approximately C$60,000 per year for a term of five years.

Mr. Livingstone also was the controlling shareholder of a company called Paper Thin Walls Inc. There is only one other shareholder of this company. Getty Images purchased all of Paper Thin Wall’s assets from Paper Thin Walls for C$965,000 in June 2007.

While Mr. Livingstone was not an executive officer of Getty Images at the time the Evolvs Media transaction occurred, given the proximity of the transaction to his designation as an Executive Officer in May 2007 and the integrated nature of the two transactions, Getty Images treated them as transactions with a related person for purposes of Item 404 of Regulation S-K. Consequently, these transactions were approved by the Board of Directors and were disclosed in a Current Report on Form 8-K filed on May 9, 2007. The Board of Directors also waived the Code of Ethics and Code of Business Conduct provisions prohibiting conflicts of interest (or the appearance thereof) between the private interests of Mr. Livingstone with the interests of Getty Images for these transactions, and for the real estate lease involving Evolvs Media. In doing so, the Board noted that waivers of these Codes will only occur in rare circumstances, that the each of the transactions are in the best interests of Getty Images and that the amount of money involved in the transactions is relatively small.

79	GETTY IMAGES, INC.	2007	FORM 10-K	PART III	ITEM 13

Director Independence

No Director is deemed to be independent unless the Board affirmatively determines that the Director has no material relationship with Getty Images, directly or as an officer, shareowner or partner of an organization that has a relationship with us. The Board observes all criteria for independence established by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and other applicable laws and regulations.

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

The Board has determined, after a review of relevant information and upon advice from legal counsel to Getty Images, that (a) no Director has a material relationship with us and (b) the following majority of Board members, which includes all non-management members other than Mark H. Getty, are currently and were, during 2007, independent: James N. Bailey, Andrew S. Garb, Alan G. Spoon, Christopher H. Sporborg and Michael A. Stein. Consequently, all members of the Audit, Nominating and Corporate Governance, and Compensation Committees are independent pursuant to NYSE listing standards, the SEC rules and all other applicable rules and standards. The Board has not made a determination regarding Mr. Getty’s independence.

In addition, based on these standards, the Board determined that Mr. Klein is not independent because he is our Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of Getty Images’ financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2007 and 2006:

	2007	2006

(1) Audit Fees	$2,449,775	$1,651,474
(2) Audit-Related Fees	100,010	97,080
(3) Tax Fees	60,150	—
(4) All Other Fees	—	350

(1)

The amount reflected herein includes fees for audits of our annual financial statements, our internal control over financial reporting, reviews of our quarterly financial statements, statutory audits of our foreign subsidiaries, work related to the review of our equity compensation grant practices, consents and assistance with reviews of documents filed with the SEC.

(2)	This amount includes fees for due diligence for potential acquisitions.

(3)	This amount includes fees related to tax compliance, advice and planning.

In 2007, 100% of the fees in categories (1) – (4) were approved by the Audit Committee. The services included under (3) “Tax Fees” were approved by the Audit Committee pursuant to the de minimis exception set forth in Section 2-01(c)(7)(i)(c) of Regulation S-X. A copy of the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy (the “Policy”), which was adopted by the Audit Committee in March 2003 and amended most recently in June 2004, may be found in the Corporate Governance section of Getty Images’ website, located at www.gettyimages.com. The Policy sets forth the procedures and conditions under which services are pre-approved by the Audit Committee, such as audit services, audit-related services, and certain tax services; services that are pre-approved by the Audit Committee on a case-by-case basis; and services that our independent registered public accounting firm is prohibited from performing.

80	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) DOCUMENTS FILED AS PART OF THIS REPORT

1.	Consolidated Financial Statements (See Index to Consolidated Financial Statements on page F-1 of this Report);

All financial statement schedules are omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the information required is included in our Consolidated Financial Statements or notes thereto.

(B) EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Getty Images, Inc. (6)

3.2	Bylaws of Getty Images, Inc., as amended (15)

4.1	Specimen Common Stock Certificate (7)

4.2	Indenture relating to Getty Images, Inc.’s 0.5% Subordinated Convertible Debentures, Series B, due 2023, dated December 16, 2004 (16)

4.3	Form of Debenture (7)

10.1*	Amended and Restated Employment Agreement between Getty Images, Inc. and Jonathan D. Klein, effective August 31, 2007 (25)

10.2*	Amended and Restated Employment Agreement between Getty Images, Inc. and Thomas Oberdorf, effective January 28, 2008 (26)

10.3	Credit Agreement, dated July 19, 2002, among Getty Images, Inc. and Bank of America, N.A. (5)

10.4	Restated Option Agreement among Getty Images, Inc., Getty Communications plc and Getty Investments L.L.C., dated February 9, 1998 (14)

10.5	Stockholders’ Agreement among Getty Images, Inc. and certain stockholders of Getty Images, Inc., dated February 9, 1998 (14)

10.6	Registration Rights Agreement among Getty Images, Inc. and Getty Investments L.L.C. (14)

10.7	Restated Shareholders’ Agreement among Getty Images, Inc., Getty Investments L.L.C. and the Investors named therein, dated February 9, 1998 (14)

10.8	Registration Rights Agreement, dated July 3, 1996, among Getty Communications plc, Crediton Limited and October 1993 Trust and Form of Amendment among Getty Images, Inc., Getty Communications plc, Crediton Limited and October 1993 Trust (14)

10.9	Registration Rights Agreement, dated July 3, 1996, among Getty Communications plc, Hambro European Ventures Limited, Hambro Group Investments Limited, RIT Capital Partners plc and Anthony Stone and Form of Amendment among Getty Images, Inc., Getty Communications plc and The Schwartzberg Family L.P. (14)

10.10	Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated January 1998 (14)

10.11	Indemnity between Getty Images, Inc. and Getty Investments L.L.C., dated November 22, 1999 (2)

10.12	Form of Indemnity among Getty Images, Inc., Getty Communications plc and each of Mark Getty, Mark Torrance, Jonathan Klein, Lawrence Gould, Andrew Garb, Manny Fernandez, Christopher Sporborg, Anthony Stone and James Bailey (14)

10.13	Lease dated October 18, 1995 between Allied Dunbar Assurance plc and Tony Stone Associates Limited (1)

81	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15

Exhibit Number		Description of Exhibit

10.14		Lease dated October 22, 2004 between Bantry Investments Limited and Getty Images UK Limited (11)

10.15		Lease dated November 30, 1999 between the Quadrant Corporation and Getty Images, Inc. (2)

10.16		Lease dated April 1, 2000 between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (3)

10.17		Sublease, dated November 5, 2001, between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (4)

10.18		Amendment to Sublease, dated November 20, 2001, between PhotoDisc, Inc. and Morgan Stanley D.W. Inc. (4)

10.19		First Amendment of Lease, dated October 31, 2001, between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (4)

10.20		Second Amendment of Lease, dated November 20, 2001, between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (4)

10.21		Third Amendment of Lease dated, January 1, 2006, between PhotoDisc, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York (16)

10.22	*	Getty Images, Inc. 2005 Incentive Plan (10)

10.23	*	Amended and Restated Employment Agreement between Getty Images, Inc. and Jeffrey L. Beyle, effective February 1, 2008 (26)

10.24		Registration Rights Agreement, dated June 9, 2003, among Getty Images, Inc., Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (7)

10.25		First Amendment to the Credit Agreement, dated June 27, 2003, between Getty Images, Inc. and Bank of America N.A (7)

10.26		Second Amendment to the Credit Agreement, dated May 12, 2004, between Getty Images, Inc. and Bank of America N.A. (8)

10.27		Third Amendment to the Stockholders’ Agreement, dated February 9, 1998, between Getty Images, Inc. and certain stockholders of Getty Images, Inc. effective May 1, 2003 (7)

10.29	*	Form of Employee Stock Option Agreement (11)

10.30	*	Form of Non-Executive Director Stock Option Agreement (9)

10.31	*	Form of Restricted Stock Unit Agreement (26)

10.32	*	Form of Executive Stock Option Agreement (12)

10.33		Share Sale Agreement, dated April 20, 2005, between Shisheido Anstalt and Getty Images (UK) Limited relating to Digital Vision Limited (13)

10.34		Intellectual Property Assignment Agreement, dated April 20, 2005, between Getty images (Cayman) Limited and Digital Holding & Licensing S.A. (13)

10.35		Share Purchase Agreement between Amana Inc. and Getty Images, Inc., dated May 12, 2005 (16)

10.36	*	Form of Executive Restricted Stock Unit Agreement (26)

10.37		Acquisition Agreement between Getty Images, Inc. and MediaVast, Inc., dated February 21, 2007 (18)

10.38		Sublease Agreement between Getty Images (US), Inc. and New York Magazine Holdings L.L.C., dated March 12, 2007 (19)

10.39		U.S. Bank Credit Facility, dated Mach 19, 2007 (20)

10.40		Separation Agreement between Dr. Jack Sansolo and Getty Images, Inc., dated May 4, 2007 (21)

82	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15

Exhibit Number		Description of Exhibit

10.41		Sublease Agreement between Getty Images (US), Inc. and Cardinia Real Estate LLC, dated May 3, 2007 (22)

10.42	*	Employment Agreement between Getty Images UK Limited and Bo T. Olofsson, dated November 15, 2005 (23)

10.43	*	Amended and Restated Employment Agreement between Getty Images, Inc. and Nicholas E. Evans-Lombe, effective January 28, 2008 (26)

10.44		Sublease Agreement between Getty Images, Inc. and Google, Inc., dated May 14, 2007 (24)

10.45		Stock Purchase Agreement between Getty Images (US), Inc. and Pump Audio, Inc., dated June 19, 2007 (23)

12.1		Statement Regarding Computation of Ratio of Earnings to Fixed Charges (26)

21.1		Subsidiaries of the Registrant (26)

23.1		Consent of Independent Registered Public Accounting Firm (26)

31.1		Section 302 Certification by Jonathan D. Klein, CEO (26)

31.2		Section 302 Certification by Thomas Oberdorf, CFO (26)

32.1		Section 906 Certification by Jonathan D. Klein, CEO (26)

32.2		Section 906 Certification by Thomas Oberdorf, CFO (26)

*	Indicates management contracts or compensatory plans or arrangements.
(1)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(2)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(3)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(4)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(5)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(6)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(7)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(8)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(9)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(10)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed May 6, 2005.
(11)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(12)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(13)	Incorporated by reference from the Exhibits to the Registrant’s Amended Current Report on Form 8-K/A filed April 22, 2005.
(14)	Incorporated by reference from the Exhibits to the Registrant’s Registration Statement on Amendment No. 3 to Form S-4 on Form S-4/A filed December 23, 1997.
(15)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed December 15, 2005.
(16)	Incorporated by reference from the Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(17)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 6, 2006.
(18)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed February 23, 2007.
(19)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed March 16, 2007.
(20)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed March 23, 2007.
(21)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed May 9, 2007.
(22)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed May 11, 2007.
(23)	Incorporated by reference from the Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(24)	Incorporated by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed May 18, 2007.
(25)	Incorporated by reference from the Exhibits to the Registrant’s Amended Current Report on Form 8-K/A filed September 10, 2007.
(26)	Filed herewith.

83	GETTY IMAGES, INC.	2007	FORM 10-K	SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer

February 28, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2008, by the following persons on behalf of the Registrant and in the capacities indicated below:

SIGNATURE	TITLE (CAPACITY)

/s/ MARK H. GETTY Mark H. Getty	Chairman and Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS OBERDORF Thomas Oberdorf	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES N. BAILEY James N. Bailey	Director

/s/ ANDREW S. GARB Andrew S. Garb	Director

/s/ ALAN G. SPOON Alan G. Spoon	Director

/s/ CHRISTOPHER H. SPORBORG Christopher H. Sporborg	Director

/s/ MICHAEL A. STEIN Michael A. Stein	Director

F-1	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

F-2	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Getty Images, Inc.

In our opinion, the accompanying financial statements listed in the accompanying index appearing under Item 15(A)(1) present fairly, in all material respects, the financial position of Getty Images, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The Company changed the manner in which it accounts for share-based compensation in 2006, as discussed in Note 9 to the consolidated financial statements, and the manner in which it accounts for uncertain tax positions in 2007, as discussed in Note 13 to the consolidated financial statements.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Company’s MediaVast, Pump Audio and Punchstock business units from its assessment of internal control over financial reporting as of December 31, 2007 because these business units were acquired by the Company in purchase business combinations during 2007. We have also excluded the Company’s MediaVast, Pump Audio and Punchstock business units from our audit of internal control over financial reporting. MediaVast, Pump Audio and Punchstock are wholly-owned subsidiaries whose total assets represent approximately 11%, 2%, and 1%, respectively, and total revenues represent less than 1% each of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 28, 2008

F-3	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2007	2006	2005

(In thousands, except per share amounts)

Revenue	$857,591	$806,589	$733,176
Cost of revenue (exclusive of items shown separately below)	228,157	206,761	196,887
Selling, general and administrative expenses (including stock-based compensation of $14,251, $15,278 and $1,269 for the years ended December 31, 2007, 2006 and 2005, respectively)	335,914	302,729	252,103
Depreciation	61,611	53,254	48,572
Amortization	29,187	19,680	9,519
Restructuring costs	5,218	26,315	—
Other operating expenses (income)	1,155	(242)	717

Operating expenses	661,242	608,497	507,798

Income from operations	196,349	198,092	225,378
Investment income	11,088	8,834	11,991
Interest expense	(6,680)	(1,506)	(7,618)
Other non-operating income (expenses), net	877	(744)	350

Income before income taxes	201,634	204,676	230,101
Income tax expense	(75,763)	(74,248)	(80,740)

Net income	$125,871	$130,428	$149,361

Earnings per share
Basic	$2.12	$2.15	$2.43
Diluted	2.10	2.11	2.27

Shares used in computing earnings per share
Basic	59,334	60,733	61,567
Diluted	60,053	61,711	65,744

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-4	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2007	2006

(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$333,134	$339,466
Short-term investments	31,330	—
Accounts receivable, net	117,326	121,232
Prepaid expenses	14,425	13,685
Deferred income taxes, net	6,290	11,142
Other current assets	1,984	1,500

Total current assets	504,489	487,025
Property and equipment, net	156,110	147,133
Goodwill	1,233,073	1,001,027
Identifiable intangible assets, net	116,611	77,234
Other long-term assets	1,872	1,965

Total assets	$2,012,155	$1,714,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$70,197	$74,297
Accrued expenses	31,495	39,412
Income taxes payable	13,797	6,353
Short-term debt	345,000	—
Other current liabilities	20,357	13,139

Total current liabilities	480,846	133,201
Long-term debt	—	265,000
Deferred income taxes, net	39,904	11,596
Other long-term liabilities	63,477	56,350

Total liabilities	584,227	466,147

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, no par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 per share par value: 100,000 shares authorized; 63,054 shares issued and 59,568 shares outstanding at December 31, 2007; and 62,582 shares issued and 59,096 shares outstanding at December 31, 2006	631	626
Additional paid-in capital	1,343,103	1,321,645
Common stock repurchased	(207,676)	(207,676)
Retained earnings	213,158	91,459
Accumulated other comprehensive income (Note 8)	78,712	42,183

Total stockholders’ equity	1,427,928	1,248,237

Total liabilities and stockholders’ equity	$2,012,155	$1,714,384

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-5	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	No. of Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Common Stock Repurchased	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

(In thousands)

Balance at December 31, 2004	60,735	$607	$1,230,682	$—	$(188,330)	$10,216	$1,053,175
Net income	—	—	—	—	149,361	—	149,361
Other comprehensive loss	—	—	—	—	—	(26,822)	(26,822)
Stock-based compensation activity and related income tax effects	1,530	16	65,628	—	—	—	65,644

Balance at December 31, 2005	62,265	$623	$1,296,310	$—	$(38,969)	$(16,606)	$1,241,358
Net income	—	—	—	—	130,428	—	130,428
Other comprehensive income	—	—	—	—	—	58,789	58,789
Stock-based compensation activity and related income tax effects	317	3	25,335	—	—	—	25,338
Common stock repurchased	(3,486)	—	—	(207,676)	—	—	(207,676)

Balance at December 31, 2006	59,096	$626	$1,321,645	$(207,676)	$91,459	$42,183	$1,248,237
Net income	—	—	—	—	125,871	—	125,871
Cumulative effect of adopting FIN No. 48	—	—		—	(4,172)	—	(4,172)
Other comprehensive income	—	—	—	—	—	36,529	36,529
Stock-based compensation activity and related income tax effects	472	5	21,458	—	—	—	21,463

Balance at December 31, 2007	59,568	$631	$1,343,103	$(207,676)	$213,158	$78,712	$1,427,928

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-6	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2007	2006	2005

(In thousands)

Cash flows from operating activities
Net income	$125,871	$130,428	$149,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,611	53,254	48,572
Amortization of identifiable intangible assets	29,187	19,680	9,519
Stock-based compensation	14,251	15,278	1,269
Reduction of income taxes paid due to the tax benefit of stock-based compensation	8,985	9,398	68,788
Restructuring costs	5,218	26,315	—
Bad debt expense	4,141	4,426	2,739
Loss on sale of available-for-sale investments	37	3,956	—
Other changes in long-term assets, liabilities and equity	7,219	2,026	10,756
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable	11,674	(4,421)	(15,159)
Accounts payable	(18,763)	(9,811)	(9,783)
Accrued expenses	(22,013)	(3,747)	(8,776)
Income taxes payable	15,213	11,344	(2,486)
Changes in other current assets and liabilities	6,685	10,977	2,477

Net cash provided by operating activities	249,316	269,103	257,277

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(254,749)	(198,319)	(234,432)
Acquisition of available-for-sale investments	(34,868)	(9,330)	(101,575)
Proceeds from available-for-sale investments	3,101	304,443	129,619
Acquisition of property and equipment	(62,865)	(61,543)	(57,766)
Other investing activities	—	300	(643)

Net cash (used in) provided by investing activities	(349,381)	35,551	(264,797)

Cash flows from financing activities
Senior credit facility borrowings	120,000	—	—
Repayment of debt	(41,335)	(368)	—
Proceeds from the issuance of common stock	7,210	8,017	42,172
Reduction of income taxes paid due to windfall tax benefits	184	2,217	—
Common stock repurchased	—	(207,676)	—
Other financing activities	(700)	363	(558)

Net cash provided by (used in) financing activities	85,359	(197,447)	41,614

Effects of exchange rate changes	8,374	9,175	(5,762)

Net (decrease) increase in cash and cash equivalents	(6,332)	116,382	28,332
Cash and cash equivalents:
Beginning of year	339,466	223,084	194,752

End of year	$333,134	$339,466	$223,084

Supplemental disclosures
Interest paid	$5,036	$1,394	$1,343
Income taxes paid, including foreign taxes withheld	47,507	45,814	18,191
Non-cash investing and financing activities
Convertible subordinated debentures exchanged	$—	$—	$(2,000)
Convertible subordinated debentures, Series B, issued	—	—	2,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-7	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Getty Images, Inc. was founded in 1995 and is a leading creator and distributor of visual content and one of the first places creative professionals turn to discover, license and manage imagery and other digital content. The company’s award-winning photographers and imagery help customers create inspiring work which appears every day in the world’s most influential newspapers, magazines, advertising campaigns, films, television programs, books and websites. Headquartered in Seattle, Washington and serving customers in more than 100 countries, Getty Images believes in the power of imagery to drive positive change, educate, inform, and entertain. We deliver our products digitally via the Internet and CDs. Our imagery is licensed through company-owned offices, a global network of delegates, who act as sales agents where we do not have wholly-owned offices, and distributors. We pioneered the solution to aggregate and distribute visual content and, since 1995, have made much of the visual content industry’s leading imagery available through multiple websites including www.gettyimages.com, www.punchstock.com, www.istockphoto.com and www.wireimage.com. We also have recently entered the business to business music licensing industry and make that content available through www.pumpaudio.com and www.gettyimages.com. Our goal is to be the leading digital content provider in every major market, offering communications professionals content and related services at multiple price points on multiple platforms.

NOTE 2. PLANNED DEBT REFINANCING

We expect to refinance both our credit facility ($40.0 million outstanding as of the filing of this report) and our convertible subordinated debentures ($265.0 million outstanding as of the filing of this report) in 2008, as our credit facility expires in March of 2008, and we believe it is likely that the holders of the debentures will require us to redeem them in June of 2008. See further discussion of these debt instruments in Note 6 below. Despite the recent turmoil in the U.S. credit markets, we believe that we will be able to obtain replacement financing in the amount desired and at reasonable interest rates. This belief is based upon preliminary conversations with potential lenders, our good credit history and our historical ability to generate sufficient cash to service our debt. We expect that the proceeds from this refinancing, as well as our current cash and cash equivalents and cash generated through future operating and investing activities will meet our liquidity needs for at least the next 12 months, including repayment of our current debt and the associated income tax payment (as discussed in Note 6 below).

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

Foreign Exchange Gains and Losses and Derivatives

Foreign exchange transaction gains and losses are reported in other non-operating income in our consolidated statements of income in the period in which the exchange rates change. We utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. Our forward foreign exchange contracts generally range from one to three months in original maturity and primarily require the sale of euros, British pounds, Japanese yen and Thai baht and the purchase of U.S. dollars, British pounds and euros. These contracts are economic hedges of our exposures but have not been designated as hedges, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for financial reporting pur-

F-8	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

poses. These contracts are carried at fair value, as determined by quoted market exchange rates, with gains and losses recognized in other non-operating income in our consolidated statements of income in the period in which the exchange rates change.

At the reported balance sheet dates, we held the following forward foreign currency exchange contracts for which the U.S. dollar equivalents of the notional amounts were each in excess of $3.0 million at either balance sheet date:

FUNCTIONAL CURRENCY OF THE CONTRACTED SUBSIDIARY	CURRENCY EXCHANGED	2007	2006

(In thousands)		(BOUGHT) SOLD

British pounds	Euros	$9,754	$5,371
Euros	British pounds	14,769	14,978
Euros	U.S. dollars	(71,468)	(18,204)
U.S. dollars	British pounds	(11,294)	11,973
U.S. dollars	Euros	(13,570)	(2,758)
U.S. dollars	Japanese yen	6,215	2,747
U.S. dollars	Thai baht	4,000	—

At both of these dates, we held contracts to buy and sell other currencies in amounts that were less than $3.0 million individually. The fair values of these contracts were insignificant in all periods presented.

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

YEARS ENDED DECEMBER 31,	2007	2006	2005

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders	$125,871	$130,428	$149,361
Weighted average common shares outstanding	59,334	60,733	61,567
Basic earnings per share	$2.12	$2.15	$2.43

Diluted Earnings per Share
Income available to common stockholders	$125,871	$130,428	$149,361

Weighted average common shares outstanding	59,334	60,733	61,567
Effect of dilutive securities
Convertible subordinated debentures [1]	—	—	2,802
Stock options	584	941	1,365
Restricted stock and restricted stock units	135	37	10

Total weighted average common shares and dilutive securities	60,053	61,711	65,744

Diluted earnings per share	$2.10	$2.11	$2.27

[1]

Potentially dilutive shares underlying convertible subordinated debentures were calculated based on the average closing price of our common stock for the last five trading days of each year. The calculated conversion prices were $28.85, $42.29 and $90.21 in 2007, 2006 and 2005, respectively. The conversion prices in 2006 and 2007 were below the minimum conversion price and therefore no dilutive shares are included for those periods.

F-9	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Approximately 2.0 million, 1.4 million and 9,098 other common shares underlying equity based compensation awards for the years ended December 31, 2007, 2006 and 2005, respectively, are excluded from the computation of diluted earnings per share because they are anti-dilutive.

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

Short-Term Investments

Short-term investments at December 31, 2007 consist of a money market fund of $31.3 million carried at fair value with no unrealized gains or losses included in other comprehensive income. The funds are invested in the Columbia Strategic Cash Fund and had historically been classified as cash equivalents on our balance sheet, as this investment was readily convertible into known amounts of cash. In December of 2007, this fund was closed due to liquidation of over half the fund by one investor, leaving us in a position where we were unable to liquidate our funds on demand. Columbia Asset Management (a division of Bank of America Corporation) is performing an orderly liquidation of the fund, which it expects to substantially complete in 2008. As result, we changed the classification of the investment from cash equivalents to short-term investments upon closure of the funds.

At the time that this fund was closed in December of 2007, the Net Asset Value (NAV) was no longer fixed at $1.00 and became a floating price. We obtained the December 31, 2007 NAV from Columbia Asset Management. In order to confirm that this NAV represented the fair value of the investment as of that date, we: discussed their valuation methodology with Columbia Asset Management; agreed the trading prices of certain of the underlying investments to market quotes from Bloomberg; compared the quoted NAV to the NAV of cash receipts subsequent to year end; and reviewed the credit ratings of the companies issuing the underlying securities to determine if further impairment was likely. Based on this analysis, we determined that the quoted NAV was appropriate and recognized a $0.4 million loss on this investment in the fourth quarter. This loss is included in investment income in our consolidated statement of income. See also Note 15 for cash received after year end relating to this investment.

There were no short-term investments outstanding at December 31, 2006.

Accounts Receivable

Accounts receivable are trade receivables, net of allowances for doubtful accounts and sales returns of $16.3 million and $15.7 million at December 31, 2007 and 2006, respectively.

We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customer and delegate balances. Concentration of credit risk with respect to trade receivables is limited due to the large number of our customers and their dispersion across many geographic areas. No single customer represented 10% or more of our total revenue or accounts receivable in any of the periods presented. Trade receivables are written off when our internal collection efforts have been exhausted. Our allowance for sales returns is estimated based on historical returns as a percentage of revenue. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented.

F-10	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Approximately 6% of our recorded investment in trade receivables, net of allowances for doubtful accounts and sales returns, was more than 90 days old as of December 31, 2007, compared to 5% at December 31, 2006.

We do not accrue interest on past due trade receivables, but we have the right to do so in certain circumstances.

Allowance for doubtful accounts and sales returns changed as follows during the years presented:

(In thousands)

December 31, 2004	$13,245
Additions expensed	3,788
Other additions [1]	2,512
Deductions [2]	(5,828)

December 31, 2005	$13,717
Additions expensed	5,848
Other additions [1]	2,693
Deductions [2]	(6,593)

December 31, 2006	$15,665
Additions expensed	4,285
Other additions [1]	3,958
Deductions [2]	(7,592)

December 31, 2007	$16,316

[1]	Amounts represent allowances for doubtful accounts and sales returns of businesses acquired and foreign currency translation gains.

[2]	Amounts represent balances written off, net of amounts recovered that had previously been written off, and foreign currency translation losses

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Contemporary and archival imagery consists of costs to acquire imagery from third parties and internal and external costs incurred in creating imagery, including identification of marketable subject matter, art direction, digitization, mastering and the assignment of search terms and other pertinent information to each image. Computer software developed for internal use consists of internal and external costs incurred during the application development stage (except training costs) of software development and costs of upgrades or enhancements that result in additional software functionality. Costs incurred during the web application, infrastructure, graphics and content development stages of website development are also capitalized and included within computer software developed for internal use. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment (except computer software developed for internal use) are capitalized, while expenditures for repairs and maintenance are expensed as incurred.

Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets or for leasehold improvements, over the shorter of the remaining original term of the lease or the estimated life of the related improvement. Depreciation of internal use software was $16.2 million, $12.7 million and $12.5 million in 2007, 2006 and 2005, respectively.

F-11	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Property and equipment consisted of the following at the reported balance sheet dates:

DECEMBER 31,		2007			2006

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$344,109	$ (284,905)	$59,204	$316,729	$ (253,085)	$63,644
Computer hardware and software purchased	3	133,747	(110,411)	23,336	115,163	(98,670)	16,493
Computer software developed for internal use	3	123,691	(91,341)	32,350	102,837	(73,938)	28,899
Leasehold improvements	2-20	28,239	(11,675)	16,564	25,153	(8,945)	16,208
Furniture, fixtures and studio equipment	5	37,214	(31,843)	5,371	35,686	(30,924)	4,762
Archival imagery	40	25,553	(6,316)	19,237	22,710	(5,642)	17,068
Other property and equipment	3-4	323	(275)	48	522	(463)	59

Totals		$692,876	$ (536,766)	$156,110	$618,800	$ (471,667)	$147,133

Goodwill

We review goodwill for impairment annually as of August 31 and between annual tests in certain circumstances. Circumstances that could indicate impairment and require us to perform impairment tests more frequently than annually include: significant adverse changes in legal factors or market and economic conditions; a significant decline in the financial results of our operations; significant changes in our strategic plans; adverse actions by regulators; unanticipated changes in competition and our market share; or a planned disposition of a significant portion of our business. When assessing impairment, we estimate the implied fair value of the company on a discounted cash flow model that involves significant assumptions and estimates, including our future financial performance, our future weighted average cost of capital and our interpretation of currently enacted tax laws. At August 31, 2007, the implied fair value of our goodwill exceeded its carrying value and, therefore, our goodwill was not impaired. As circumstances change, it is possible that future goodwill impairment tests could result in an impairment of assets, which would be included in the determination of income from operations.

Goodwill changed during 2007 as follows:

(In thousands)

Goodwill at December 31, 2006	$1,001,027
Acquisitions of businesses (see Note 14)	214,187
Effects of foreign currency translation	17,859

Goodwill at December 31, 2007	$1,233,073

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

F-12	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

DECEMBER 31,			2007			2006
	Range of Estimated Useful Lives (in years)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks and trade names	2-10	[1]	$65,484	$(19,150)	$46,334	$47,884	$(13,395)	$34,489
Customer lists, contracts and relationships	2-7		78,971	(38,810)	40,161	56,867	(25,662)	31,205
Contributor contracts	3-10		36,820	(11,196)	25,624	11,821	(3,551)	8,270
Other identifiable intangible assets	2-10		11,802	(7,310)	4,492	6,770	(3,500)	3,270

Totals			$193,077	$(76,466)	$116,611	$123,342	$(46,108)	$77,234

[1]	Included in trademarks and trade names above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

Based on balances at December 31, 2007, amortization of identifiable intangible assets for the next five years would be as follows:

FISCAL YEAR

(In thousands)

2008	$31,054
2009	23,870
2010	16,907
2011	14,432
2012	8,810

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of an asset is not recoverable and exceeds its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The fair value of an asset is the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Impairments are included in other operating expenses or, if material, shown separately and included in the calculation of income from operations. There have been no significant impairments in the periods presented herein, except for charges in 2006 for leasehold improvements in facilities that we permanently vacated. The impairment charge for these assets is included in the restructuring costs line on our consolidated statement of income.

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

We sublease certain leased facilities that are not currently used for operations. The majority of our sublease income is recorded against lease loss accruals, while the remainder is recorded as an offset to rent expense. For 2007, 2006 and 2005, sublease income recorded as an offset to rent expense was $1.7 million, $0.9 million and $0.2 million, respectively. Net rent expense was $16.7 million, $17.3 million and $18.8 million for 2007, 2006 and 2005, respectively. See Note 7 for future minimum payments under operating leases and future minimum receipts under subleases.

F-13	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Revenue Recognition

We derive revenue principally from licensing rights to use images and music that are delivered digitally over the Internet (the vast majority of our revenue), on CDs, or in analog form (principally footage). In addition, our imagery is licensed through delegates worldwide (approximately 7% of our revenue in 2007). Approximately 5% of our revenue in 2007 was derived from providing imagery related services.

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

Persuasive evidence of an arrangement exists and the price is fixed or determinable at the time the customer agrees to the terms and conditions of the license agreement. We maintain a credit department and credit policies that set credit limits and ascertain customer credit worthiness, thus reducing our risk of credit loss. Based on our policies and procedures, as well as our historical experience, we are able to determine that collectibility is reasonably assured prior to recognizing revenue. These first three general revenue recognition criteria have been met at or prior to the time of delivery of the imagery or music, regardless of the format or delivery medium. Delivery occurs upon making digital images or music available for download by the customer, upon shipment of CD, analog footage and transparencies, or evenly over the subscription period (e.g. image subscriptions, blanket music licenses). Subscription and service revenue are recorded as deferred revenue within other current liabilities in our consolidated balance sheets and are amortized to revenue evenly over the subscription period or as the services are provided.

Micropayment revenue is generated through the sale and subsequent use of credits. Various numbers of credits are required to license imagery (still and moving) depending on the file size. Revenue from credits sold is deferred and recognized when a credit is used to download imagery or when a credit expires after 12 months.

In some cases, third parties use our imagery without going through the proper licensing channels. When an unauthorized license of our imagery is identified, our process is as follows: 1) if the third party is a current Getty Images customer, our normal sales and revenue recognition processes are followed; or 2) if the third party is not a current Getty Images customer, they are invoiced for the use, and we recognize revenue when the license fee is collected (as collectibility is not reasonably assured until this time).

Cost of Revenue

Cost of revenue consists primarily of royalties owed to contributors, comprised of photographers, filmmakers, other imagery partners and musicians. These contributors are under contract with us and typically receive royalties of 10% to 50% of the total license fee, depending on the portfolio (e.g. rights-managed imagery, music) and where the imagery is licensed (licenses outside a contributor’s home territory typically result in lower royalties). We own certain of the images in our collections, which do not require royalty payments. Cost of revenue also includes the cost of shipping and handling hard goods (e.g. CDs), costs of our assignment photo shoots and other costs related directly to the creation of the products and services we sell. Cost of revenue excludes depreciation and amortization.

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

F-14	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

In connection with the adoption of this statement, we have generally shifted from issuing stock options to issuing RSUs. The fair value of RSUs issued to employees is calculated as the market price of our common stock on the date of grant multiplied by the number of units issued. This fair value, less estimated forfeitures, is recorded as selling, general and administrative expenses on a straight-line basis over the vesting periods of the RSUs, with a portion relating to production employees capitalized as contemporary imagery and computer software developed for internal use. The accounting for RSUs, with the exception of the estimation of forfeitures, is the same as previously required under APB Opinion No. 25. The fair values of stock options issued are calculated using a Black-Scholes single option valuation model and are expensed, and capitalized as applicable, in the same manner as RSUs. The fair value of unvested options and RSUs outstanding upon adoption of SFAS No. 123(R) remain as originally calculated for footnote purposes in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, have been reduced by estimated forfeitures and are being recorded as selling, general and administrative expenses over the remaining vesting periods or capitalized, as applicable.

We adopted SFAS No. 123(R) using the modified prospective transition method, which means that we have not restated our prior period financial statements. The impact of our stock-based compensation plans on our income statements may vary greatly depending on the number of RSUs and stock options granted and the future market price of our common stock.

See Note 9 for additional information on equity-based compensation.

Advertising and Marketing

We market our products and services mainly through paid search, direct mail and electronic communications. Costs associated with these communications are recorded in selling, general and administrative expenses when potential new customers click through the links in the ad, generating an obligation to the Internet search provider (paid search) or when the communications are mailed or otherwise released to the potential customers (direct mail and electronic communications). Advertising and marketing costs expensed in the years ended December 31, 2007, 2006 and 2005 were $26.2 million, $21.7 million and $11.3 million, respectively. Prepaid marketing materials were insignificant at December 31, 2007 and 2006.

Income Taxes

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. We establish liabilities for uncertain tax positions when, despite our belief that we have appropriate support for positions we have taken on our returns, it is more likely then not that certain of these positions will be challenged and may not be sustained upon review by taxing authorities. These liabilities are established through our income tax provisions and are recorded as liabilities on our consolidated balance sheets. We recalculate these liabilities as governing laws and facts and circumstances change, such as the closing of a tax audit or the expiration of the statute of limitations for a specific exposure.

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

Taxes collected from customers and remitted to governmental authorities are presented on a net basis in our income statement.

F-15	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Recent Accounting Pronouncements

SFAS NO. 160, “NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS: AN AMENDMENT TO ARB NO. 51”

On December 1, 2007, the FASB issued SFAS No. 160. This Statement is effective for us beginning January 1, 2009, and requires prospective application of the accounting and retrospective presentation and disclosure for all periods presented. This Statement, among other things, requires an acquirer of a controlling interest in an entity to recognize the acquired interest at fair value and to allocate goodwill between the controlling and noncontrolling interest holders. It also requires the value of the noncontrolling interest to be included in equity on the holder’s balance sheet. We currently control an entity of which we do not own 100%, and we present the insignificant value of the minority interest, or noncontrolling interest, in this entity in other long-term liabilities in our balance sheet. We have not yet completed the process of determining the full impact of SFAS No. 160 on our financial statements.

SFAS NO. 141, “BUSINESS COMBINATIONS”

On December 1, 2007, the FASB issued SFAS No. 141(R). This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and therefore will not impact our financial statements upon adoption. This Statement makes significant changes to the accounting for business combinations, including but not limited to:

•	professional fees incurred in connection with the business combination will be expensed as incurred rather than capitalized as part of goodwill;
•

costs to be incurred in connection with restructuring activities that do not represent legal liabilities prior to the acquisition date will be expensed post-acquisition rather than capitalized as part of goodwill;

•

material adjustments to purchase price allocation made during the accounting measurement period will be recast to the original period of acquisition in subsequent presentations of the respective financial statements; and

•

adjustments to deferred tax assets and uncertain tax position balances that occur after the accounting measurement period will be recorded as a component of income tax expense rather than as an adjustment to goodwill, regardless of whether the entity was acquired prior to or after adoption of SFAS No. 141(R).

SFAS NO. 157, “FAIR VALUE MEASUREMENTS”

In September of 2006, the FASB issued SFAS No. 157. This Statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under this Statement, fair value measurements are disclosed by level within that hierarchy. While this Statement does not add any new fair value measurements, it does change current practice. Changes to practice include a requirement for an entity to include its own credit standing in the measurement of its liabilities and to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.

This Statement is effective for us January 1, 2008 and is to be applied prospectively and therefore will not impact our financial statements upon adoption. However, it dictates the way we will determine fair values in the future, including, among other things, the valuation of: short-term investments; intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; liabilities associated with restructuring activities; and debt. It also increases our disclosure requirements regarding the valuation of these assets and liabilities. See also discussion of the interpretation of this pronouncement below.

FASB STAFF POSITION (FSP) NO. FAS 157-B, “FAIR VALUE MEASUREMENTS”

This FSP was issued on February 6, 2008, and delays the effective date of FASB No. 157 “Fair Value Measurements” until January 1, 2009, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities.

PROPOSED FSP NO. APB 14-A, “ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL SETTLEMENT)”

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

F-16	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

as proposed, our interest expense would increase significantly. However, there would be no change in the amount of interest we pay in cash.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, short-term investments, forward foreign currency exchange contracts, accounts receivable, accounts payable and debt. Short-term investments and forward foreign currency exchange contracts are carried at fair value as discussed within Note 3 above under “Short-Term Investments” and “Foreign Exchange Gains and Losses and Derivatives.” The fair value of cash and cash equivalents, accounts receivable, accounts payable and borrowings outstanding under our senior credit facility approximate their carrying values due to their short-term nature. The fair value of our debentures, based on quoted market prices, was approximately $255.8 million and $261.2 million at December 31, 2007 and 2006, respectively. These fair values were $9.2 million and $3.8 million lower, respectively, than the carrying value of our debentures at those dates.

NOTE 5. LIABILITIES

Accrued Expenses

Accrued expenses at the reported balance sheet dates are summarized below, with balances representing 5% or more of total current liabilities at either date shown separately:

DECEMBER 31,	2007	2006

(In thousands)

Accrued payroll and related costs	$19,071	$18,581
Accrued losses on leased properties (current portion)	3,408	11,731
Other	9,016	9,100

Total accrued expenses	$31,495	$39,412

The significant decrease in the current portion of accrued losses on leased properties in 2007 was due mainly to the payment of fees to brokers and leasehold improvement allowances to subtenants.

Other Current Liabilities

Other current liabilities at the reported balance sheet dates are summarized below, with balances representing 5% or more of total current liabilities at either date shown separately:

DECEMBER 31,	2007	2006

(In thousands)

Deferred revenue	$20,090	$12,897
Other	267	242

Total other current liabilities	$20,357	$13,139

Other Long-Term Liabilities

Other long-term liabilities consisted of the following at the reported balance sheet dates:

DECEMBER 31,	2007	2006

(In thousands)

Liabilities for uncertain tax positions (see Note 13)	$40,513	$32,375
Accrued losses on leased properties (long-term portion)	13,092	14,660
Other	9,872	9,315

Total other long-term liabilities	$63,477	$56,350

F-17	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Accrued Losses on Leased Properties

Our accrued losses on leased properties changed during the year as follows:

	Restructuring	Acquisition Related	Total

(In thousands)

Balance at December 31, 2006	$24,021	$2,370	$26,391
Reduction of accrued losses due to net cash payments	(11,092)	(616)	(11,708)
Additional charges and adjustments	—	162	162
Accretion expense	1,308	152	1,460
Effects of foreign currency	—	195	195

Balance at December 31, 2007	$14,237	$2,263	$16,500
Current balance	3,061	347	3,408
Long-term balance	11,176	1,916	13,092

NOTE 6. DEBT

Convertible Subordinated Debentures

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

•

The Debentures may be converted at the holder’s option only under any of the following conditions: 1) the closing price of our common stock during a relevant measurement period as defined in the indenture is more than $73.30; 2) the credit rating assigned to the Debentures by Standard & Poor’s Ratings Services is below B- or by Moody’s Investors Service is below B3 (the ratings were B+ and Ba2, respectively, at December 31, 2007); 3) the trading price of the Debenture during a relevant measurement period as defined in the indenture is less than 95% of the product of the closing price of our stock and the conversion rate in effect at such time; 4) the Debentures are called for redemption; or 5) upon the occurrence of certain corporate transactions as defined in the indenture.

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
•

We are required to pay contingent interest beyond the 0.5% coupon rate at the rate of 0.5% per year on the average trading price of the Debentures over a five-day trading period immediately preceding the first day of the applicable six-month period, commencing with the six-month period ending December 9, 2008, if such average trading price is greater than or equal to $1,200 per Debenture. The market price of our Debentures was approximately $965 per debenture at December 31, 2007.

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

F-18	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

If the Debentures are settled entirely in cash (as opposed to part cash and part common stock), which would be the case if we are required to redeem the debentures in June of 2008, we would be required to pay U.S. Federal and state income taxes relating to the recapture of original issuance discount deductions we have taken in excess of the stated coupon interest rate on the Debentures. The additional tax payable associated with the amount to be recaptured was approximately $40.5 million at December 31, 2007. This amount has already been provided for as a deferred tax liability on our consolidated balance sheet and therefore, this cash payment would not impact our consolidated statements of income.

See Note 2 for discussion of replacement financing should the holders of these debentures require us to redeem them in 2008.

Senior Credit Facility

On March 19, 2007, we terminated our 364-day $100 million unsecured senior revolving credit facility that we had entered into with U.S. Bank on May 4, 2006. Also on March 19, 2007, we entered into an agreement with U.S. Bank National Association (“U.S. Bank”), as Administrative Agent and Sole Lead Arranger, for a $200 million 364-day senior unsecured revolving credit facility (the “Facility”). Funds drawn down under the Facility may be used for general corporate purposes, including for acquisitions, redemption or repayment of all or a portion of our existing $265 million of 0.5% convertible subordinated debentures, and working capital requirements. The Facility is subject to customary events of default, including events of default on our other outstanding debt, as applicable, upon the occurrence of which we would be required to immediately repay any funds drawn down under the Facility. We are in compliance with the covenants of the Facility as of December 31, 2007.

The interest rate on funds drawn down under the Facility ranges from LIBOR plus 0.60% to 0.75% depending on our leverage ratio. We will be charged 0.125% to 0.15% on funds available but not drawn down. The Facility requires us to maintain a maximum leverage ratio of 2.75 throughout its term. Our leverage ratio is defined as our total interest bearing debt divided by a trailing four quarter average of our earnings before interest expense, income tax expense, depreciation, amortization, non-cash items (including equity-based compensation expense) and any non-recurring items. Fees paid in connection with the establishment of the Facility are deferred and amortized to interest expense over the term of the Facility.

As of December 31, 2007, our outstanding balance on the facility was $80.0 million. We had initially borrowed $120.0 million and repaid $40.0 million during 2007. We also repaid an additional $40.0 million on the facility in January 2008 (see Note 15). See Note 2 for discussion of replacement financing upon expiration of the Facility in March of 2008, as well as Note 15 for a discussion of the extension of the expiration of, and increase of the funds available under, the Facility subsequent to year end.

F-19	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

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

Liabilities for uncertain tax positions are also excluded from this table due to the uncertainty of the timing of the resolution of the underlying tax positions. The current portion of these liabilities at December 31, 2007 was $2.2 million, which we expect to be settled in cash in the next 12 months. The non-current portion at December 31, 2007 was $40.5 million, of which the timing of the resolution is uncertain. Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are also excluded from this table, as are payments, guaranteed and contingent, under employment contracts because they do not constitute purchase commitments.

YEARS ENDING DECEMBER 31,	2008	2009	2010	2011	2012	THEREAFTER	TOTAL

(In thousands)

Convertible subordinated debentures:
Principal payments [1]	$—	$—	$—	$—	$—	$265,000	$265,000
Interest payments [1]	1,343	1,343	1,343	1,343	1,343	14,106	20,821
Senior credit facility:
Principal payments	80,000	—	—	—	—	—	80,000
Interest payments	934	—	—	—	—	—	934
Operating lease payments on facilities and equipment leases [2]	29,564	26,880	26,362	22,775	22,164	46,193	173,938
Minimum royalty guarantee payments to contributors of imagery [3]	11,624	8,851	4,516	3,106	461	—	28,558
Other purchase commitments	6,252	1,767	689	44	30	—	8,782

Total commitments	$129,717	$38,841	$32,910	$27,268	$23,998	$325,299	$578,033

[1]

Figures assume that the convertible subordinated debentures are repaid upon maturity in 2023, which may or may not reflect future events. Under the terms of the indenture, the holders may require us to redeem the debentures in 2008, 2013 and 2018. The debentures are reflected as short-term in our December 31, 2007 balance sheet due to the potential 2008 redemption. See discussion of these circumstances under “Convertible Subordinated Debentures” and “Planned Debt Refinancing” above, as well as the discussion of the additional U.S. tax payment that would be required if the debentures are settled entirely in cash

[2]

Offsetting these operating lease payments will be receipts for subleased facilities in the amounts of (in thousands) $9,007, $9,489, $9,388, $9,032 and $9,042, for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively, and $16,695 thereafter, for a total of $62,652.

[3]

Offsetting these minimum royalty guarantee payments to contributors of imagery will be minimum guaranteed receipts from contributors in the amounts of (in thousands) $2,179 and $1,508 for the years ending December 31, 2008 and 2009, respectively, for a total of $3,687.

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

F-20	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at December 31, 2007 and 2006. As such, we believe the estimated fair value of these liabilities is minimal.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at December 31, 2007 or 2006. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

NOTE 8. STOCKHOLDERS’ EQUITY

No shares of preferred stock were issued at December 31, 2007 or 2006. However, our Board of Directors is authorized to issue up to 5 million shares of no par value preferred stock. Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock without further action by stockholders. This authority may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company.

Effective May 22, 2006, our Board of Directors approved an amendment to our share repurchase program authorizing the repurchase of shares of our common stock with an aggregate value of up to $250 million, an increase from the prior authorization of $150 million. During 2006, we repurchased a total of 3.5 million shares for $207.7 million under the amended plan. These repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. We did not repurchase any shares of our common stock in 2007, and therefore approximately $42.3 million remains under the Board of Directors approved plan for future repurchases.

F-21	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Comprehensive Income

Comprehensive income consisted of the following during the periods presented:

YEARS ENDED DECEMBER 31,	2007	2006	2005

(In thousands)

Net income	$125,871	$130,428	$149,361
Net unrealized gains (losses) on revaluation of long-term intercompany balances, net of foreign taxes	5,842	15,988	(23,508)
Net foreign currency translation adjustment gains (losses)	30,687	38,778	(1,487)
Net unrealized gains (losses) on short-term investments	—	4,023	(1,827)

Total comprehensive income	$162,400	$189,217	$122,539

In connection with the acquisition of Digital Vision in the second quarter of 2005, a new $155.0 million long-term intercompany loan payable was established on the books of a subsidiary whose functional currency is British pounds, effectively doubling our U.K. subsidiaries’ exposure to the U.S. dollar through long-term intercompany loans. The revaluation of these loans due to movements in the U.S. dollar to British pound exchange rate caused the significant annual changes in the intercompany gains and losses for the years shown in the table above.

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

DECEMBER 31,	2007	2006

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances, net of foreign taxes	$23,104	$17,262
Accumulated net foreign currency translation adjustment gains	55,608	24,921

Total accumulated other comprehensive income	$78,712	$42,183

Realized gains and losses (on investments sold) transferred out of net unrealized losses on short-term investments and into investment income were $4.0 million in losses in 2006 and zero in 2007.

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

A total of 16 million shares are authorized for issuance through our equity-based compensation program, of which approximately 1.5 million are available for future issuance as of December 31, 2007. Shares subject to RSUs or options that are forfeited, cancelled or expire prior to vesting or exercise, as the case may be, are available for re-issuance. RSUs generally have a four-year vesting schedule, with 25% vesting on each anniversary of the grant date. Stock options generally have a 10-year term and a four-year vesting schedule, with 25% vesting on the first anniversary of the grant date and a pro rata portion of the remainder vesting monthly over the remaining three years. However, two significant exceptions were a grant of stock options and a grant of RSUs to our chief executive officer in 2006 that vest over four years, with 20%, 20%, 20% and 40% vesting on each respective anniversary of the grant date. In addition, on September 15, 2005, we granted 795,000 fully vested stock options to senior management, many of whom had not received equity grants in several years. Stock options become exercisable when vested and remain exercisable through the remainder of the term except that we generally cancel options 90 days after the date of termination of the recipient’s employment or service with us.

F-22	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

The following table shows the impact of equity-based compensation on our 2007 and 2006 results of operations:

YEARS ENDED DECEMBER 31,	2007	2006

(In thousands, except per share amounts)

SFAS No. 123(R) stock-based compensation, net of estimated forfeitures	$14,746	$16,142
Amounts capitalized as computer software developed for internal use and contemporary imagery	(495)	(864)

Impact of stock-based compensation on income from operations	14,251	15,278
Income taxes	(4,742)	(5,120)

Impact of stock-based compensation on net income	$9,509	$10,158

SFAS No. 123(R) requires us to disclose pro forma information as if we had adopted the fair-value method of accounting for employee equity-based compensation prior to adoption of SFAS No. 123(R) on January 1, 2006. We used the accelerated method of expensing stock options as defined in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” in our pro forma disclosures, and so that is the methodology reflected in the disclosure below. The pro forma effect on our net income and earnings per share of applying the fair-value method of accounting in 2005 would have been as follows:

YEAR ENDED DECEMBER 31, 2005

(In thousands, except per share amounts)

Net income	$149,361
Add: APB Opinion No. 25 employee equity-based compensation, net of income taxes	754
Deduct: SFAS No. 123 employee equity-based compensation, net of income taxes	(15,904)

Pro forma net income	$134,211

Basic earnings per share
As reported	$2.43
Pro forma	2.18

Diluted earnings per share
As reported	$2.27
Pro forma	2.04

Shares used in computing pro forma earnings per share
Basic	61,567
Diluted	65,848

F-23	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Stock Options

The following table presents stock option activity for the past three years:

	OUTSTANDING		EXERCISABLE

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)		(In thousands)

December 31, 2004	4,341	$30.42	3,162	$26.44
Grants	1,018	82.01
Pre–vesting forfeitures	(113)	42.24
Post–vesting cancellations	(5)	44.68
Exercises	(1,521)	27.76

December 31, 2005	3,720	45.26	2,914	42.96
Grants	250	62.25
Pre–vesting forfeitures	(160)	56.81
Post–vesting cancellations	(94)	74.25
Exercises	(297)	26.96

December 31, 2006	3,419	46.75	2,862	44.28
Pre–vesting forfeitures	(43)	60.32
Post–vesting cancellations	(205)	62.44
Exercises	(315)	22.90

December 31, 2007	2,856	48.05	2,575	46.25

We did not grant any stock options during 2007. The following table shows the estimated grant date fair value, the model used to estimate the fair value, and the assumptions input into that model, for options granted in 2006 and 2005:

YEARS ENDED DECEMBER 31,	2006	2005

Estimated grant date fair value per option	$27.67	$20.82
Valuation model used	Black-Scholes single	Black-Scholes multiple
Expected share price volatility [1]	32%	37%
Risk free rate of return [2]	4.94%	3.67%
Expected life of stock options [3]	7 years from grant	2 years from vest
Expected rate of dividends	None	None

[1]

We calculated the expected share price volatility as the average of the actual historical volatility of the market price of our common stock for a time period equal to the expected life of the stock option, limited to the time period that our common stock has been listed on the New York Stock Exchange (since November 6, 2002).

[2]

The risk free rate of return represents the implied yield available during the month the option was granted for a U.S. Treasury zero-coupon issue with a term equal to the expected life of the stock options.

[3]

We calculated the expected life based on actual historical exercise and vesting history adjusted for the stock options held at the grant date, which we assumed are exercised ratably over the remaining lives of the awards.

The aggregate intrinsic value of stock options exercised (the market price of our common stock at the time of exercise less the strike price) for 2007 and 2006 was $3.4 million and $11.3 million, respectively.

F-24	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

The following table summarizes additional information relating to options outstanding and options exercisable at December 31, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICES	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

	(In thousands)	(In years)		(In thousands)

$ 10.61 – $ 23.32	285	2.58	$17.57	285	$17.57
23.33 – 30.00	122	3.35	26.17	122	26.17
30.01 – 30.32	800	2.33	30.32	800	30.32
30.33 – 38.63	406	4.26	35.67	405	35.67
38.64 – 83.10	583	7.25	60.52	323	58.60
83.11 – 92.65	660	7.71	83.34	640	83.24

10.61 – 92.65	2,856	4.92	48.05	2,575	46.25

As of December 31, 2007, there was $5.2 million of total unrecognized compensation expense related to outstanding stock options, which we expect to recognize over a weighted average period of approximately 2 years.

Restricted Stock Units (RSUs)

The following table presents RSU activity for 2005 through 2007:

	Number of Units	Weighted- Average Grant Date Fair Value [1]

	(In thousands)

December 31, 2004	—	$—
Grants	73	70.56
Vestings	(11)	68.63
Cancellations	(3)	72.41

December 31, 2005	59	$70.83
Grants	799	66.57
Vestings	(26)	65.11
Cancellations	(92)	74.58

December 31, 2006	740	$65.64
Grants	738	41.42
Vestings	(178)	65.71
Cancellations	(194)	56.55

December 31, 2007	1,106	$51.07

[1]	The grant date fair value of an RSU is the market price of our common stock on the grant date.

The aggregate intrinsic value of RSUs that vested (based on the market price of our common stock on their respective vest dates) during 2007 and 2006 was $8.0 million and $1.6 million, respectively. Total compensation expense not yet recognized for unvested RSUs outstanding as of December 31, 2007 was $37.1 million, which we expect to recognize over a weighted average period of approximately 3 years.

F-25	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Performance RSUs

On August 9, 2007, we granted 110,000 RSUs to our chief executive officer (CEO) that vest annually over four years, 25% on each anniversary of the grant date (the Annual Grant). The vesting of these RSUs is subject to both service and performance conditions. The performance target for the first tranche of 27,500 RSUs (25% of the grant) is based on Getty Images meeting a revenue target of $806.4 million for the period July 1, 2007 through June 30, 2008 (the performance period).

On August 9, 2007, the Compensation Committee of our Board of Directors approved a share match program for our CEO. Under this program, the CEO is eligible to receive 1.75 RSUs for each share of common stock purchased and held, with an annual cap of 87,500 matched RSUs per calendar year and an overall cap of 175,000 matched RSUs. On August 16, 2007, the CEO exercised certain of his stock options and held the underlying 100,000 shares. This purchase qualified him for the entire maximum 175,000 match RSUs available under the match program. However, due to a calendar year limit of 87,500 matched RSUs, only 87,500 matched RSUs were granted on August 16, 2007 (the 2007 Match Grant). Provided the CEO was still an employee or director on January 3, 2008, and provided he was still holding the underlying qualifying shares, on January 3, 2008, he would receive an additional 87,500 matched RSUs. The CEO met these conditions and received the remaining 87,500 matched RSUs on January 3, 2008 (the 2008 Match Grant). The matched RSUs have the same conditions as the Annual Grant above with respect to vesting (25% each year for four years). However, in addition, in order to vest in each tranche of the matched RSUs, the CEO must still be holding the underlying qualifying corresponding shares, after which point he may sell the shares underlying the vested tranche.

The performance targets for the second, third and fourth tranches of the Annual Grant and the 2007 Match Grant had not been set as of December 31, 2007. The performance periods may or may not correspond to each respective vesting period. However, each performance period must end on or prior to each respective vest date. In addition, the performance targets and periods must be established within 90 days of the beginning of each respective performance period for the associated compensation expense to be deductible by the company for income tax purposes.

A summary of outstanding RSUs with performance requirements at the reported balance sheet dates, and changes in these RSUs during 2007, were as follows:

	Shares	Weighted- Average Grant Date Fair Value

Performance RSUs outstanding at January 1, 2007	—	$—
Granted	197,500	30.83	[1]

Performance RSUs outstanding at December 31, 2007	197,500	30.83	[1]

[1]

Weighted average grant date fair value is calculated using the average of the high and low trading prices of the underlying common stock on the date of the grant. The amount shown herein represents this average for the first tranches of the Annual Grant and the 2007 Match Grant. As the performance targets for the remaining tranches are established, the weighted average grant date value may fluctuate based on the trading prices of our common stock on these dates.

As of December 31, 2007, there was $0.9 million of total unrecognized compensation expense related to the first tranches of the Annual Grant and the 2007 Match Grant, which are expected to vest in 2008. This amount is expected to be recognized over a weighted average period of 0.6 years. There was no compensation expense calculated at December 31, 2007, related to the subsequent tranches, as no accounting is required until a performance target and period are set.

F-26	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

NOTE 10. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

With the integration of acquired businesses into our business, we now operate the company in one segment, the consolidated company as a whole. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented. Revenue is summarized below based on customers’ billing addresses, with countries experiencing 5% or more of total revenue in a reportable period shown separately. Due to the impact of foreign currency translation, these figures may not reflect the relative performance of the individual countries.

YEARS ENDED DECEMBER 31,	2007	% of Revenue	2006	% of Revenue	2005	% of Revenue

(In thousands, except percentages)

United States	$342,627	40%	$326,396	41%	$313,147	43%
United Kingdom	120,570	14%	111,539	14%	105,291	14%
Germany	73,121	9%	68,260	8%	60,116	8%
France	48,601	6%	48,230	6%	42,419	6%
Rest of world	272,672	31%	252,164	31%	212,203	29%

Total revenue	$857,591	100%	$806,589	100%	$733,176	100%

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

DECEMBER 31,	2007	2006	2005

(In thousands)

United States	$30,776	$20,834	$26,614
United Kingdom	19,175	20,505	18,714
Canada	4,268	1,689	30
Other	4,952	4,935	2,132

Total	$59,171	$47,963	$47,490

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

We sponsor one defined contribution plan in the U.S., a 401(k) plan, in which all U.S. employees over 18 years of age may participate at any time. We match 100% of participant contributions, up to the first 4% of each participant’s eligible compensation (generally including salary, bonuses and commissions), not to exceed the Internal Revenue Service per person annual limitations. Employees vest immediately in our matching contributions.

With the exception of a limited number of legacy defined contribution plans provided to certain employees in accordance with employment agreements, we sponsor one defined contribution pension plan in the U.K. Employees who complete their probationary period (typically three months) and who contribute a minimum of 2% of their eligible compensation (generally including salary, bonuses, and commissions), generally receive a company contribution of 5% of eligible compensation. There are certain employees who, in accordance with employment contracts, receive a company contribution greater than 5% of eligible compensation.

Our contributions to these plans and other defined contribution plans worldwide totaled $5.6 million, $5.2 million and $4.8 million in 2007, 2006 and 2005, respectively, which were recorded as selling, general and administrative expenses as incurred.

F-27	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

NOTE 12. RESTRUCTURING COSTS

In the third quarter of 2007, we implemented a plan to reallocate resources, which resulted in a reduction in our workforce of approximately 100 employees worldwide, or approximately 5% of our full-time staff. In connection with this restructuring, we recorded a charge of approximately $3.9 million for employee termination costs and $0.3 million of restructuring costs related to vacated leased facilities. In 2007, we consolidated certain of our other offices, resulting in aggregate restructuring charges of approximately $1.0 million. We do not expect to see material cost savings as a result of these actions, as offsetting the benefits of the reduction in workforce is the investment in workforce in the growth areas of our business.

During 2006, we recorded a total of $26.3 million of restructuring costs. Approximately $20.7 million related to the consolidation of certain office space in New York and Seattle. The remaining $5.6 million was a severance charge in the fourth quarter related to a realignment of resources.

See Note 5 for significant accrued lease loss balances that had not been paid out by December 31, 2007.

NOTE 13. INCOME TAXES

Income before income taxes is attributable to the following tax jurisdictions:

YEARS ENDED DECEMBER 31,	2007	2006	2005

(In thousands)

United States	$91,268	$88,164	$190,889
Foreign	110,366	116,512	39,212

Income before income taxes	$201,634	$204,676	$230,101

Income Tax Expense

The components of income tax expense were as follows:

YEARS ENDED DECEMBER 31,	2007	2006	2005

(In thousands)

Current tax
U.S. federal and state	$(35,544)	$(32,450)	$(2,128)
Foreign	(27,477)	(35,198)	(7,891)

Total current tax	(63,021)	(67,648)	(10,019)

Deferred tax
U.S. federal and state	(14,707)	(12,773)	(69,238)
Foreign	1,965	6,173	(1,483)

Total deferred tax	(12,742)	(6,600)	(70,721)

Income tax expense	$(75,763)	$(74,248)	$(80,740)

F-28	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Our recognized income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes. A reconciliation of the difference follows:

YEARS ENDED DECEMBER 31,	2007	Rate	2006	Rate	2005	Rate

(In thousands)

Income tax expense based on the U.S. federal statutory rate	$(70,572)	(35.0)	$(71,637)	(35.0)	$(80,535)	(35.0)
Separate country rates	(5,731)	(2.8)	2,069	1.0	762	0.3
State income tax expense, net of U.S. federal income tax	(2,921)	(1.4)	(2,822)	(1.4)	(5,179)	(2.3)
Change in liabilities for uncertain tax positions	5,182	2.6	271	0.1	4,726	2.1
Other, net	(1,721)	(1.0)	(2,129)	(1.1)	(515)	(0.2)

Income tax expense	$(75,763)	(37.6)	$(74,248)	(36.3)	$(80,740)	(35.1)

Uncertain Tax Positions

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” and applied its provisions to all of our tax positions. Tax positions that met the more-likely-than-not recognition threshold at January 1, 2007 were recognized. In some instances, this resulted in a different liability for uncertain tax positions than what was previously recorded. This difference was recorded as a cumulative effect adjustment to the opening balance of retained earnings in 2007. The cumulative effect adjustment increased our liabilities for uncertain tax positions by approximately $4.2 million and reduced retained earnings by the same amount. As of the adoption date, we had unrecognized tax benefits of $37.5 million, of which $35.5 million was non-current and $2.0 million was current.

As of December 31, 2007, we had liabilities for uncertain tax positions of $42.7 million, of which $40.5 million was non-current and $2.2 million was current. The current portion of these liabilities at December 31, 2007 is expected to be settled in cash in the next 12 months, while the timing of the resolution of the non-current portion is uncertain. The resolution of these items may result in additional or reduced income tax expense. We anticipate that our liabilities for uncertain tax positions will increase during the year for items that arise in the ordinary course of business. These amounts will be reflected as an increase in the liabilities and an increase to the current period tax expense. Our expectations of these amounts are contemplated in our annual effective tax rate. The entire liability for uncertain tax positions, if recognized, would affect our effective tax rate. Possible releases of liabilities due to expirations of statutes of limitations will have the effect of decreasing our income tax expense and effective tax rate if and when they occur.

We recognize interest and penalties related to liabilities for uncertain tax positions in income tax expense. The amount of interest and penalties included in these liabilities upon adoption and at December 31, 2007, as well as those recognized during 2007, were insignificant. Prior to the adoption of FIN No. 48, we recognized interest and penalties related to liabilities for uncertain tax positions in interest expense.

The following table shows the activity related to liabilities for uncertain tax positions in 2007:

(In thousands)

Balance at January 1, 2007	$37,504
Gross additions expensed related to tax positions taken in the current year	12,394
Reductions due to the expiration of statutes of limitations	(7,212)

Balance at December 31, 2007	$42,686

We conduct business globally and, as a result, our parent company (Getty Images, Inc.) and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including the U.S., the U.K. and Germany. With few exceptions, we are no longer subject to income tax examinations outside of the U.S. for years 2001 and prior. The statute of limitations remains open with respect to our U.S. income tax returns for tax year 2004 and subsequent years. As of December 31, 2007, we are under examination for tax years 2002 and 2003 by the tax authorities in the U.K. and for tax years 2001 and subsequent by the tax authorities in Germany.

F-29	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Deferred Taxes and Valuation Allowances

The components of our net deferred tax assets at the reported balance sheet dates are as follows:

YEARS ENDED DECEMBER 31,	2007	2006

(In thousands)

Deferred tax assets related to:
Net operating loss carryforwards	$14,196	$27,686
Accrued liabilities and allowances	27,398	28,304
Lease loss accruals	6,070	9,175
Depreciation	1,273	5,566
Stock-based compensation expense	6,160	5,402
Unrealized foreign exchange gains	3,235	747
Other	10,492	4,482

Total deferred tax assets	68,824	81,362

Deferred tax liabilities related to:
Long-term assets	(45,696)	(37,661)
Prepaid expenses and other	(8,211)	(4,017)
Interest on convertible subordinated debentures	(40,501)	(31,710)

Total deferred tax liabilities	(94,407)	(73,388)

Total deferred taxes	(25,584)	7,974
Less deferred tax assets valuation allowance	(8,030)	(8,428)

Net deferred tax liabilities	$(33,614)	$(454)

Our deferred tax assets at December 31, 2007 with respect to net operating loss carryforwards expire as follows:

	Deferred Tax Assets	Net Operating Loss Carryforwards

(In thousands)

United States, expiring between 2013 and 2021	$384	$1,005
Foreign, expiring between 2008 and 2012	2,081	5,584
Foreign, indefinite	11,732	40,818

Total	$14,196	$47,406

Net tax benefits of $1.2 million, $1.5 million and $22.4 million associated with the exercise of employee stock options were recorded in additional paid-in capital in 2007, 2006 and 2005, respectively.

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

F-30	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

Our deferred tax asset valuation allowance changed during the periods reported as follows:

(In thousands)

December 31, 2004	$6,092
Additions expensed	525
Other additions [1]	486
Deductions [2]	(408)

December 31, 2005	$6,695
Additions expensed	222
Other additions [3]	1,511

December 31, 2006	$8,428
Additions expensed	368
Deductions [4]	(766)

December 31, 2007	$8,030

[1]	This amount relates to net operating loss carryforwards of a company we acquired in 2005.

[2]	This amount relates to foreign tax credits and foreign currency translation losses.

[3]	This amount relates to capital losses incurred during the year.

[4]	This amount relates mainly to the expiration of statues of limitations.

NOTE 14. ACQUISITIONS OF BUSINESSES

On June 19, 2007, we purchased all of the shares of Pump Audio, Inc. for $41.3 million. Pump Audio, Inc., located in New York, New York, is a leading provider of quality independent music to content creators around the world. The majority of the purchase price was allocated to goodwill ($36.4 million), identifiable intangible assets ($9.6 million) and deferred tax liabilities ($3.5 million).

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

On April 6, 2006, we purchased all of the shares of Pixel Images Holdings Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited (dba Stockdisc) (collectively, “Stockbyte”) for $135.0 million in net cash (excluding direct acquisition costs). Stockbyte a photography agency based in Tralee, Ireland that licensed royalty-free imagery to its customers through distributors, including Getty Images, and through its two websites, www.stockbyte.com and www.stockdisc.com. Prior to the acquisition, we had a significant number of Stockbyte’s images available for license through our Image Partner program. The purchase price was allocated primarily to goodwill ($110.2 million) and identifiable intangible assets ($21.4 million).

On February 9, 2006, we purchased all of the shares of iStockphoto, Inc., the pioneer of the micropayment stock image marketplace business model, located in Calgary, Alberta, Canada, for $50.0 million in cash. iStockphoto, Inc. licenses royalty-free imagery exclusively through its website, www.istockphoto.com, where customers can license single images from $1 to $20 and video clips from $10 to $50 based on file size. The purchase price was allocated primarily to goodwill ($40.9 million) and identifiable intangible assets ($13.5 million).

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

F-31	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

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

We also purchased several other small companies subsequent to December 31, 2004. All acquisitions were accounted for using the purchase method of accounting and accordingly, the results of operations of the acquired businesses since the respective dates of acquisition are included in our consolidated financial statements. All acquisitions for the periods presented in this report were not material, individually or in aggregate annually, to the company as a whole and, therefore, pro forma financial information is not presented.

NOTE 15. SUBSEQUENT EVENTS

Financing

In January 2008, we repaid $40.0 million of funds borrowed under our senior credit facility, leaving $40.0 million due on the facility. In February of 2008, we entered into an agreement with U.S. Bank National Association to extend the senior credit facility for 90 days beyond its original expiration date, with an option to extend another 90 days, and to provide for an additional $150.0 million of available borrowing capacity within the first 90 day extension, bringing the total borrowing capacity to $350.0 million. The incremental borrowing capacity is available for general corporate purposes, including the redemption of all or a portion of our convertible subordinated debentures.

Merger

On January 21, 2008, we announced that our Board of Directors is exploring strategic alternatives to enhance shareholder value. On February 25, 2008, we announced that we entered into an agreement to be acquired by entities affiliated with Hellman & Friedman, LLC. The merger is expected to close during the second quarter of 2008 and is subject to approval by a majority of our stockholders, approval by a majority of the shares of our common stock present in person or by proxy and voting at our stockholders meeting that are held by holders other than the Rollover Investors and Jonathan Klein, receipt of requisite antitrust approvals and other customary closing conditions. The Merger Agreement is attached as Exhibit 2.1 to our Current Report on Form 8-K as filed on February 26, 2008.

A class action was filed against Getty Images, Inc. and its current Board of Directors purporting to assert claims on behalf of the Company’s shareholders relating to the proposed going private transaction announced by the Company on February 25, 2008. We cannot predict the outcome of this lawsuit, or others, nor can we predict the amount of time and expense that would be required to resolve such lawsuits. Getty Images disputes the merits of these claims and intends to vigorously defend against them.

If the plaintiffs ultimately prevailed in these lawsuits, our insurance coverage may not cover our total liabilities and expenses associated with the lawsuits as we have deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with their exercise of fiduciary duties in relation to the evaluation and execution of the proposed transaction. We currently hold insurance policies for the benefit of our current directors and officers.

Short-Term Investment Liquidation

Between December 31, 2007 and the date this report is filed with the Securities and Exchange Commission, we received $10.5 million in cash from the orderly liquidation of the Columbia Strategic Cash fund.

F-32	GETTY IMAGES, INC.	2007	FORM 10-K	PART IV	ITEM 15(A)

NOTE 16. SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

(In thousands, except per share amounts)

Year ended December 31, 2007
Revenue	$212,650		$217,957		$208,860		$218,123
Cost of revenue [1]	54,836		58,188		56,232		58,901
Income from operations	55,707	[2]	53,078	[2]	39,755	[2]	47,810	[2]
Income before income taxes	57,771	[2]	53,956	[2]	39,752	[2]	50,156	[2]
Net income	38,030	[2]	33,653	[2]	25,679	[2]	28,509	[2]
Basic earnings per share	0.64	[2]	0.57	[2]	0.43	[2]	0.48	[2]
Diluted earnings per share	0.63	[2]	0.56	[2]	0.43	[2]	0.48	[2]

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

(In thousands, except per share amounts)

Year ended December 31, 2006
Revenue	$200,429		$204,608		$197,917		$203,635
Cost of revenue [1]	52,266		50,681		50,298		53,515
Income from operations	58,628		41,166	[3]	54,192		44,105	[3]
Income before income taxes	62,334		38,918	[3]	56,278		47,146	[3]
Net income	39,039		23,167	[3]	37,326		30,896	[3]
Basic earnings per share	0.63		0.38	[3]	0.62		0.52	[3]
Diluted earnings per share	0.60		0.37	[3]	0.62		0.51	[3]

[1]	See discussion of our accounting policy for cost of revenue in Note 3.

[2]

During 2007, we recorded $2.6 million and $1.3 million in costs associated with the review of the Company’s equity based compensation practices in the first and second quarters, respectively, and $1.5 million in costs associated with a terminated acquisition in the first quarter. In the third quarter of 2007, we recorded $4.2 million in restructuring charges related to a reallocation of resources. In the fourth quarter of 2007, we recorded $1.1 million in aggregate restructuring costs for consolidation of certain facilities and professional fees related to the review of strategic alternatives. See Notes 12 and 15 for additional information.

[3]

In the second quarter of 2006, we recorded $16.4 million in restructuring charges related to permanently exiting certain leased facilities in New York. In the fourth quarter of 2006, we recorded $9.5 million in restructuring charges, consisting of $3.9 million related to permanently exiting certain leased facilities in Seattle and $5.6 million in severance related to a realignment of resources. See Note 12 for additional information. In addition, in the fourth quarter of 2006, we recorded $1.6 million in costs associated with the review of the Company’s equity based compensation practices.