Form 10-Q
period 2008-03-31
GETTY IMAGES INC
filed 2008-05-09
CIK 1047202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past ninety days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At April 30, 2008, there were 59,650,934 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GETTY IMAGES, INC.	Q1 2008	FORM 10-Q

1	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

THREE MONTHS ENDED MARCH 31,	2008	2007

(In thousands, except per share amounts)

Revenue	$233,216	$212,650
Cost of revenue (exclusive of items shown separately below)	66,786	54,836
Selling, general and administrative expenses	96,465	81,403
Depreciation	16,758	14,544
Amortization	8,180	5,226
Other operating expenses	350	934

Operating expenses	188,539	156,943

Income from operations	44,677	55,707
Investment income	1,894	3,294
Interest expense	(918)	(434)
Other non-operating expenses	(1,905)	(796)

Income before income taxes	43,748	57,771
Income tax expense	(19,884)	(19,741)

Net income	$23,864	$38,030

Earnings per share
Basic	$0.40	$0.64
Diluted	0.40	0.63

Shares used in computing earnings per share
Basic	59,626	59,187
Diluted	60,010	60,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

2	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	MARCH 31, 2008	DECEMBER 31, 2007

(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$316,069	$333,134
Short-term investments	20,405	31,330
Accounts receivable, net	128,658	117,326
Prepaid expenses	15,880	14,425
Deferred income taxes, net	—	6,290
Other current assets	3,956	1,984

Total current assets	484,968	504,489
Property and equipment, net	154,873	156,110
Goodwill	1,235,405	1,233,073
Identifiable intangible assets, net	108,646	116,611
Other long-term assets	1,903	1,872

Total assets	$1,985,795	$2,012,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$74,630	$70,197
Accrued expenses	34,092	31,495
Income taxes payable	6,740	13,797
Short-term debt	265,000	345,000
Other current liabilities	58,858	20,357

Total current liabilities	439,320	480,846
Deferred income taxes, net	11,531	39,904
Other long-term liabilities	67,037	63,477

Total liabilities	517,888	584,227

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock	632	631
Additional paid-in capital	1,347,236	1,343,103
Common stock repurchased	(207,676)	(207,676)
Retained earnings	237,022	213,158
Accumulated other comprehensive income (Note 7)	90,693	78,712

Total stockholders’ equity	1,467,907	1,427,928

Total liabilities and stockholders’ equity	$1,985,795	$2,012,155

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

3	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	No. of Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Common Stock Repurchased	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

(In thousands)

Balance at December 31, 2007	59,568	$631	$1,343,103	$(207,676)	$213,158	$78,712	$1,427,928
Net income	—	—	—	—	23,864	—	23,864
Other comprehensive income	—	—	—	—	—	11,981	11,981
Stock-based compensation activity and related income tax effects	77	1	4,133	—	—	—	4,134

Balance at March 31, 2008	59,645	$632	$1,347,236	$(207,676)	$237,022	$90,693	$1,467,907

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

THREE MONTHS ENDED MARCH 31,	2008	2007

(In thousands)

Cash flows from operating activities
Net income	$23,864	$38,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,758	14,544
Amortization of identifiable intangible assets	8,180	5,226
Stock-based compensation	4,580	2,920
Bad debt expense	545	875
Other changes in long-term assets, liabilities and equity	14,270	5,992
Changes in current assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(5,414)	(6,093)
Accounts payable	3,288	3,487
Accrued expenses	2,066	(2,156)
Income taxes payable	(7,714)	2,616
Changes in other current assets and liabilities	1,913	(467)

Net cash provided by operating activities	62,336	64,974

Cash flows from investing activities
Acquisition of property and equipment	(14,232)	(16,196)
Acquisitions of businesses, net of cash acquired	—	(4,263)
Proceeds from available-for-sale investments	10,543	—

Net cash used in investing activities	(3,689)	(20,459)

Cash flows from financing activities
Repayment of debt	(80,000)	—
Proceeds from the issuance of common stock	360	1,792
Other financing activities	3	(572)

Net cash (used in) provided by financing activities	(79,637)	1,220

Effects of exchange rate changes	3,925	1,318

Net (decrease) increase in cash and cash equivalents	(17,065)	47,053
Cash and cash equivalents, beginning of period	333,134	339,466

Cash and cash equivalents, end of period	$316,069	$386,519

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. SENIOR CREDIT FACILITY AND PLANNED DEBT REFINANCING

On March 14, 2008, we entered into a First Amendment (the First Amendment) to our $200.0 million senior unsecured revolving credit facility (the Facility), entered into March 19, 2007, with U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger. The First Amendment extends the Facility for 90 days beyond its original expiration date of March 18, 2008, with an option available to the company to extend an additional 90 days. The First Amendment also provides for an increase in the size of the Facility by an additional $150.0 million if requested by the company between June 3, 2008 and June 18, 2008, subject to certain conditions set forth in the First Amendment, bringing the total borrowing capacity of the Facility to $350.0 million. The additional $150.0 million of borrowing capacity may be used for general corporate purposes, including redemption or repayment of all or a portion of our existing $265.0 million principal amount of 0.50% convertible subordinated debentures, Series B due 2023 (the Debentures) and working capital requirements.

We currently intend to draw down funds under the Facility to fund, at least in part, the repayment of the Debentures in the event the holders of all or a substantial portion of the Debentures exercise their right to require the company to repurchase such Debentures for 100% of the principal amount thereof, plus accrued but unpaid interest, on June 9, 2008. We expect that the proceeds from the Facility, as well as our current cash and cash equivalents and cash generated through future operating and investing activities will meet our liquidity needs for at least the next 12 months.

NOTE 2. PLANNED MERGER WITH AN AFFILIATE OF HELLMAN & FRIEDMAN

On February 25, 2008, we announced that we entered into an agreement (the Merger Agreement) to merge with an affiliate of Hellman & Friedman, LLC. The merger is expected to close in the second quarter, or early in the third quarter, of 2008 and is subject to:

•	approval by a majority of our stockholders;

•

approval by a majority of the shares of our common stock present in person or by proxy and voting at our stockholders meeting that are held by holders other than the Rollover Investors, comprised of Getty Investments, Mark Getty (the company’s chairman of the board and co-founder and chairman of the board of Getty Investments), The October 1993 Trust, Cheyne Walk Trust and Ronald Family Trust B and Jonathan Klein, our Chief Executive Officer; and

•	other customary closing conditions.

The Merger Agreement was filed with the Securities and Exchange Commission (SEC) on February 26, 2008 as an exhibit to our Current Report on Form 8-K. On March 27, 2008, we filed with the SEC a preliminary merger proxy statement on Schedule 14A. We have responded to the comments we received from the SEC related to this document, and have set a preliminary record date for the stockholders meeting. We are now awaiting final approval from the SEC before we mail the final proxy materials to the stockholders of record.

A class action lawsuit was filed against us and our Board of Directors purporting to assert claims on behalf of the company’s stockholders relating to this proposed transaction. As previously disclosed, two derivative lawsuits have been filed against certain current and former executive officers and directors of the company arising from the SEC’s informal inquiry into the company’s stock option practices. The SEC subsequently concluded its inquiry with no action taken against the company or any individuals. After the announcement of the merger, plaintiffs in both cases filed motions seeking to amend their respective complaints to add claims related to the merger. We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that would be required to resolve such lawsuits. Getty Images disputes the merits of these claims and intends to vigorously defend against them.

If the plaintiffs ultimately prevail in these lawsuits, our insurance coverage may not cover our total liabilities and expenses associated with the lawsuits, as we have deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with their exercise of fiduciary duties in relation to the evaluation and execution of the proposed transaction.

6	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require management’s most difficult judgments are:

•	the appropriateness of the valuation and useful lives, if applicable, of long-lived assets, including goodwill and identifiable intangible assets;

•	the appropriateness of the amount of accrued income taxes and deferred tax asset valuation allowances;

•	the designation of certain foreign-currency denominated intercompany balances as long-term investments; and

•	the sufficiency of the allowance for doubtful accounts.

These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

Principles of Consolidation

Our consolidated financial statements and notes thereto include the accounts of Getty Images, Inc. and its subsidiaries. The results of operations and financial positions of acquired companies have been included from the respective dates of acquisition. Intercompany balances and transactions have been eliminated.

Quarterly Results

Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted in accordance with the rules and regulations of the SEC. Management believes that the Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary to a fair statement of our results of operations, financial position and cash flows for the interim periods presented. The condensed information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in our 2007 Annual Report on Form 10-K.

7	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

Earnings per Share

Basic earnings per share are calculated based on the weighted average number of shares of Getty Images common stock (common shares) outstanding during each period. Diluted earnings per share are calculated based on the shares used to calculate basic earnings per share plus the dilutive effect of stock options, restricted stock, restricted stock units and the Debentures.

THREE MONTHS ENDED MARCH 31,	2008	2007

(In thousands, except per share amounts)

Basic Earnings per Share
Income available to common stockholders	$23,864	$38,030
Weighted average common shares outstanding	59,626	59,187
Basic earnings per share	$0.40	$0.64

Diluted Earnings per Share
Income available to common stockholders	$23,864	$38,030

Weighted average common shares outstanding	59,626	59,187
Effect of dilutive securities:
Stock options	108	732
Restricted stock and restricted stock units	276	112

Total weighted average common shares and dilutive securities	60,010	60,031

Diluted earnings per share	$0.40	$0.63

Approximately 3.2 million and 1.4 million common shares issuable from stock options for the three months ended March 31, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive. For purposes of calculating diluted earnings per share for all future periods in which the Debentures remain outstanding, we will not include any associated incremental shares in periods where the average closing price of our common stock for the last five trading days of the reporting period is at or below $61.08 per share. In periods where the average closing price of our common stock exceeds $61.08 per share, we will include up to a theoretical maximum of approximately 6.9 million incremental shares.

Short-Term Investments

Short-term investments at March 31, 2008 and December 31, 2007 consist of a money market fund of $20.4 million and $31.3 million, respectively, carried at fair value with no unrealized gains or losses included in other comprehensive income. The funds are invested in the Columbia Strategic Cash Fund. The fund is closed, and Columbia Asset Management (a division of Bank of America Corporation) is performing an orderly liquidation of the fund, which it expects to substantially complete in 2008. During the first quarter of 2008, we received distributions totaling $10.5 million from the Columbia Strategic Cash Fund.

We obtained the March 31, 2008 and December 31, 2007 Net Asset Values (NAVs) of the Columbia Strategic Cash Fund from Columbia Asset Management. In order to confirm that these NAVs represented the approximate fair values of the investments as of those dates, we:

•	discussed their valuation methodology with Columbia Asset Management;

•	agreed the trading prices of certain of the underlying investments to market quotes from Bloomberg;

•	compared the quoted NAV to the NAV of cash receipts subsequent to year end; and

•	reviewed the credit ratings of the companies issuing the underlying securities to determine if further impairment was likely.

Based on this analysis, we determined that the quoted NAVs were appropriate. We recognized an associated $0.4 million loss on this investment in the first quarter of 2008. This loss is included in investment income in our consolidated statement of income. See a rollforward of this investment in Note 4.

8	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

Accounts Receivable

Accounts receivable represent trade receivables, net of allowances for doubtful accounts and sales returns of $16.8 million and $16.3 million at March 31, 2008 and December 31, 2007, respectively. Provisions for doubtful accounts recorded during the three months ended March 31, 2008 and 2007 totaled $0.5 million and $0.9 million, respectively. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Approximately 5% and 6% of our accounts receivable balance, net of allowances for doubtful accounts and sales returns, was more than 90 days old at March 31, 2008 and December 31, 2007, respectively. These percentages are within the normal range for our business.

Property and Equipment

Property and equipment consisted of the following at the reported balance sheet dates:

		MARCH 31, 2008			DECEMBER 31, 2007

	Range of Estimated Useful Lives (in years)	Gross Amount	Accumulated Depreciation	Net Amount	Gross Amount	Accumulated Depreciation	Net Amount

(In thousands, except years)

Contemporary imagery	4	$ 348,017	$ (292,569)	$ 55,448	$ 344,109	$ (284,905)	$ 59,204
Computer hardware and software purchased	3	140,421	(114,047)	26,374	133,747	(110,411)	23,336
Computer software developed for internal use	3	127,442	(95,339)	32,103	123,691	(91,341)	32,350
Leasehold improvements	2-20	29,057	(12,487)	16,570	28,239	(11,675)	16,564
Furniture, fixtures and studio equipment	5	37,650	(32,580)	5,070	37,214	(31,843)	5,371
Archival imagery	40	25,621	(6,477)	19,144	25,553	(6,316)	19,237
Other property and equipment	3-4	493	(329)	164	323	(275)	48

Totals		$ 708,701	$ (553,828)	$ 154,873	$ 692,876	$ (536,766)	$ 156,110

Depreciation of computer software developed for internal use was $4.2 million for each of the three months ended March 31, 2008 and 2007.

Goodwill

Goodwill changed during the first quarter of 2008 as follows:

(In thousands)

Goodwill at December 31, 2007	$1,233,073
Acquisitions of businesses/adjustments to purchase price allocations	302
Effects of foreign currency translation	2,030

Goodwill at March 31, 2008	$1,235,405

9	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

Identifiable Intangible Assets

We reassess the remaining useful lives of our identifiable intangible assets each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. No revisions were determined to be necessary during the periods presented.

Identifiable intangible assets consisted of the following at the reported balance sheet dates:

			MARCH 31, 2008			DECEMBER 31, 2007

	Range of Estimated Useful Lives (in years)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

(In thousands, except years)

Trademarks and trade names	2-10	[1]	$65,570	$(20,739)	$44,831	$65,484	$(19,150)	$46,334
Customer lists, contracts and relationships	2-7		79,392	(42,586)	36,806	78,971	(38,810)	40,161
Contributor contracts	3-10		36,821	(13,483)	23,338	36,820	(11,196)	25,624
Other identifiable intangible assets	2-14		12,032	(8,361)	3,671	11,802	(7,310)	4,492

Totals			$193,815	$(85,169)	$108,646	$193,077	$(76,466)	$116,611

[1]	Included in trademarks and trade names above is a $2.8 million trade name that has an indefinite life and therefore is not amortized.

Expected amortization of identifiable intangible assets for the next five years is as follows:

FISCAL YEAR

(In thousands)

2008	$30,948
2009	23,270
2010	16,504
2011	14,206
2012	8,183

Leases

Rent expense, net of sublease income, was approximately $4.0 million for each of the quarters ended March 31, 2008 and 2007. Sublease income recorded as an offset to rent expense was approximately $0.4 million for each of these same periods.

Our accrued losses on leased properties changed during the first quarter of 2008 as follows:

	Restructuring	Acquisition Related	Total

(In thousands)

Balance at December 31, 2007	$14,237	$2,263	$16,500
Reduction of accrued losses due to net cash payments	(1,812)	(145)	(1,957)
Accretion expense	223	31	254
Effects of foreign currency	—	155	155

Balance at March 31, 2008	$12,648	$2,304	$14,952

Current balance	1,636	247	1,883
Long-term balance	11,012	2,057	13,069

10	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

Stock-Based Compensation

Stock-based compensation expense is recorded in selling, general and administrative expenses, net of estimated forfeitures and amounts capitalized as computer software developed for internal use and contemporary imagery and music. Amounts recorded during the periods presented were as follows:

THREE MONTHS ENDED MARCH 31,	2008	2007

(In thousands, except per share amounts)

SFAS No. 123(R) stock-based compensation, net of estimated forfeitures	$4,789	$2,776
Amounts capitalized as computer software developed for internal use, contemporary imagery and music [1]	(209)	144

Impact of stock-based compensation on income from operations	4,580	2,920
Income taxes	(1,546)	(959)

Impact of stock-based compensation on net income	$3,034	$1,961

[1]

Capitalized costs increased stock-based compensation expense in the quarter ended March 31, 2007 due to the reversal of capitalized costs related to employees who left the company before their equity awards had vested.

STOCK OPTIONS

The following table presents stock option activity for the first quarter of 2008:

	OUTSTANDING		EXERCISABLE		EXERCISABLE OR EXPECTED TO VEST

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

(In thousands, except per share amounts)

Balance at December 31, 2007	2,856	$48.05	2,575	$46.25	2,853	$48.02
Pre–vesting forfeitures	(5)	79.54
Post–vesting cancellations	(13)	56.85
Exercises	(72)	21.80

Balance at March 31, 2008	2,766 [1]	48.64	2,508	$47.03	2,764	$48.63

[1]	The weighted average remaining contractual life of these options at March 31, 2008 was approximately 4 years.

The aggregate intrinsic value of options exercisable at March 31, 2008 was $5.3 million (based on the market price of our common stock on that date). The additional 0.3 million options not yet exercisable but expected to vest (and become exercisable) had no intrinsic value at March 31, 2008, as their exercise prices exceeded the closing price of our common stock on that date ($32.00 per share).

Total compensation cost not yet recognized for unvested stock options at March 31, 2008 was $4.4 million, which we expect to recognize over a weighted average period of approximately 2 years.

11	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

RESTRICTED STOCK UNITS (RSUs)

The following table presents RSU activity for the first quarter of 2008, including activity related to performance-based RSUs discussed further below:

	Number of Units	Weighted-Average Grant Date Fair Value per Share [1]

	(In thousands)

RSUs outstanding and unvested at December 31, 2007	1,106	$51.07
Grants	139	30.00
Vestings	(54)	86.10
Forfeitures	(18)	53.55

RSUs outstanding and unvested at March 31, 2008	1,173	$46.92

[1]	The grant date fair value of an RSU is the market price of our common stock on the date of grant, calculated as the average of the high and low trading prices of our common stock on that date.

The aggregate intrinsic value of RSUs that vested during the first quarter of 2008 was $1.5 million (based on the market price of our common stock on their respective vest dates). Total compensation cost not yet recognized for unvested RSUs outstanding as of March 31, 2008 was $34.1 million, which we expect to recognize over a weighted average period of approximately 3 years.

PERFORMANCE-BASED RSUs

On August 9, 2007, our CEO was awarded 110,000 performance-based RSUs. Also on this date, the Compensation Committee of our Board of Directors approved a share match program for our CEO. Under this program, our CEO is eligible to receive 1.75 RSUs for each common share purchased and held by him, with an annual cap of 87,500 matched RSUs per calendar year and an overall cap of 175,000 matched RSUs.

On August 16, 2007, our CEO exercised certain of his stock options and held the underlying 100,000 shares. This purchase qualified him for the entire maximum 175,000 match RSUs available under the match program. However, due to a calendar year limit of 87,500 matched RSUs, only 87,500 matched RSUs were granted on August 16, 2007 (the 2007 Match Grant). On January 3, 2008, our CEO met the conditions of the program (as he was an employee or director and held the necessary underlying qualifying shares), and the remaining 87,500 matched RSUs were granted (the 2008 Match Grant). The matched RSUs will cliff vest 25% each year for four years, provided our CEO is still holding the underlying qualifying corresponding shares, after which point he may sell the shares underlying the vested tranche.

A summary of outstanding RSUs with performance requirements (also included in the RSUs table above) at the reported balance sheet dates, and changes in these RSUs during 2008, were as follows:

	Number of Units	Weighted- Average Grant Date Fair Value per Share [1]

	(In thousands)

Performance-based RSUs outstanding at December 31, 2007	197	$30.83	[2]
Grants	88	32.18	[3]

Performance–based RSUs outstanding at March 31, 2008	285	$31.24

[1]

Weighted average grant date fair value is calculated using the average of the high and low trading prices of the underlying common stock on the date of the grant or the date the performance target was established if such an event has occurred.

[2]

The amount shown herein represents this average for the first tranche of the Annual Grant and the 2007 Match Grant. As the performance targets for the remaining tranches are established, the weighted average grant date fair value may fluctuate based on the trading prices of our common stock on those dates.

12	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

[3]

The amount shown herein represents this average for the first tranche of the 2008 Match Grant, determined when the performance target and period were set on March 6, 2008. As the performance targets for the remaining tranches are established, the weighted average grant date value may fluctuate based on the trading prices of our common stock on those dates.

As of March 31, 2008, there was $1.1 million of total unrecognized compensation cost related to the first tranches of the Annual Grant and the 2007 and 2008 Match Grants. This amount is expected to be recognized over a weighted average period of 6 months. There was no compensation cost calculated at March 31, 2008 related to the subsequent tranches, as no accounting is required until a performance target and period are set.

Advertising and Marketing

Advertising and marketing expenses were $6.8 million and $5.7 million for the three months ended March 31, 2008 and 2007, respectively. Prepaid marketing materials were insignificant at March 31, 2008 and December 31, 2007.

Income Taxes

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The current portion of our unrecognized tax benefits at March 31, 2008 was $2.5 million, which is expected to be resolved in the next 12 months. The non-current portion at March 31, 2008 was $43.9 million, of which the timing of the resolution is uncertain. The entire liability for uncertain tax positions, if recognized, would affect our effective tax rate. Possible releases of liabilities due to expirations of statutes of limitations will have the effect of decreasing our income tax expense and effective tax rate if and when they occur.

We conduct business globally and, as a result, Getty Images, Inc. and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to income tax examinations outside of the U.S. for years 2001 and prior. The statute of limitations remains open with respect to our U.S. income tax returns for tax year 2004. As of March 31, 2008, we are under examination for tax year 2005 by the U.S. Internal Revenue Service, for tax years 2002 through 2005 by the tax authorities in the U.K. and for tax years 2001 and subsequent by the tax authorities in Germany.

Recent Accounting Pronouncements

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 161, “DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES AN AMENDMENT TO FASB STATEMENT NO. 133”

On March 1, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161. This Statement is effective for us beginning January 1, 2009 and amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We currently have foreign currency derivatives, and under SFAS No. 161, we will be required to include additional information surrounding those instruments in the footnotes to our financial statements.

SFAS NO. 160, “NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS: AN AMENDMENT TO ARB NO. 51”

On December 1, 2007, the FASB issued SFAS No. 160. This Statement is effective for us beginning January 1, 2009, and requires prospective application of the accounting and retrospective presentation and disclosure for all periods presented. This Statement, among other things, requires an acquirer of a controlling interest in an entity to recognize the acquired interest at fair value and to allocate goodwill between the controlling and noncontrolling interest holders. It also requires the value of the noncontrolling interest to be included in equity on the holder’s balance sheet. We currently control an entity of which we do not own 100% of its equity, and we present the insignificant value of the minority interest, or noncontrolling interest, in this entity in other long-term liabilities in our balance sheet. We have not yet completed the process of determining the full impact of SFAS No. 160 on our financial statements.

13	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

FASB STAFF POSITION (FSP) NO. FAS 157-2, “FAIR VALUE MEASUREMENTS”

This FSP was issued on February 6, 2008, and delays the effective date of SFAS No. 157 “Fair Value Measurements” until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets (when assessing potential impairment); and liabilities associated with restructuring activities. We have each of these assets and liabilities and therefore will defer the implementation of SFAS No. 157 for these instruments until January 1, 2009. See disclosure of our adoption of SFAS No. 157 in Note 4 below.

PROPOSED FSP NO. APB 14-A, “ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)”

This proposed FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components of such instruments in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP has not been finalized but is proposed to become effective January 1, 2009, with retrospective application required. If this FSP were to be finalized as proposed, our interest expense would increase significantly, as our convertible subordinated debentures have a stated interest rate that was lower than the market rate for a similar debt instrument with no equity conversion features at the time of issuance. However, there would be no change in the amount of interest we pay in cash as a result of adopting this FSP.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective for us for all financial instruments held in periods beginning on or after January 1, 2008 and for all nonfinancial instruments held in periods beginning on or after January 1, 2009.

Financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets, or disclosed at fair value in our footnotes, are categorized below based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels defined by SFAS No.157 and directly related to the amount of subjectivity associated with inputs to fair valuation of these assets and liabilities are as follows:

Level 1—Valued based on unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

The assets and liabilities we value and carry using Level 1 inputs are our foreign currency derivative contracts and money market accounts (with the exception of the Columbia Strategic Cash Fund discussed below). We also have one liability, our Debentures, that is not accounted for at fair value but that is disclosed in our footnotes on an ongoing basis at fair value based on Level 1 inputs.

Level 2—Valued based on either directly or indirectly observable prices for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

We value our borrowings under the Facility (which had no outstanding balance at March 31, 2008) based on Level 2 inputs.

Level 3—Valued based on management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

We currently value our short-term investments in the Columbia Strategic Cash Fund based on Level 3 inputs. Other significant assets and liabilities that we carry at fair value based on Level 3 inputs are those acquired through business combinations. However, these assets and liabilities are excluded from the initial adoption of SFAS No. 157.

14	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

Our financial instruments that currently require disclosure under SFAS No. 157 consist of cash equivalents, short-term investments, forward foreign currency exchange contracts and debt. Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based on the levels discussed above:

	SFAS No. 157 Assets Recorded at Fair Value as of March 31, 2008

	Level 1	Level 2	Level 3	Total

(in thousands)

Money market funds (cash equivalents) [1]	$82,693	$—	$—	$82,693
Short-term investments [2]	—	—	20,405	20,405
Derivative assets (forward foreign currency contracts) [3]	293	—	—	293

	$82,986	$—	$20,405	$103,391

[1]	The fair value of our money market funds is based on quoted active market prices for the funds.
[2]

The fair value of our short-term investments is based on a Net Asset Value quoted by Bank of America, which they calculated using a weighted average of the value of the investments held by the fund. They valued these investments based on a combination of quoted active market prices for the investments, quoted market prices for similar investments, and their management’s best estimate of what market participants would use in pricing the assets at the measurement date. Because it is impracticable to bifurcate the fund into multiple investments, we have categorized our entire investment in the fund as Level 3. Please see discussion of our assessment of the appropriateness of the valuation of this investment under “Short-Term Investments” in Note 3 above.

[3]	The fair value of our derivative instruments are based on quoted market exchange rates for foreign currencies underlying these foreign exchange contracts.

	SFAS No. 157 Liabilities Recorded or Disclosed at Fair Value as of March 31, 2008

	Level 1	Level 2	Level 3	Total

(in thousands)

Series B convertible subordinated debentures [1]	$260,776	$—	$—	$260,776
Derivative liabilities (forward foreign currency contracts) [2]	1,443	—	—	1,443

	$262,219	$—	$—	$262,219

[1]	The fair value of our Debentures is based on quoted market prices for the Debentures. The fair value at March 31, 2008 was $4.2 million lower than the carrying value of the Debentures at that date.
[2]	The fair value of our derivative instruments are based on quoted market exchange rates for foreign currencies underlying these foreign exchange contracts.

The following table provides a rollforward of assets categorized as Level 3 above:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs) Investment in Bank of America’s Columbia Strategic Cash Fund

(in thousands)

Balance at January 1, 2008	$31,330
Redemptions from Bank of America Columbia Funds	(10,543)
Total losses included in investment income	(382)

Balance at March 31, 2008	$20,405

The fair value of our cash, accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

15	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

NOTE 5. DEBT

Debentures

The Debentures are convertible into common shares under certain circumstances as defined in the indenture governing the Debentures and as disclosed in our 2007 Annual Report on Form 10-K. The Debentures are classified as current on our Condensed Consolidated Balance Sheets, as the holders of the Debentures have the right to require us to redeem the Debentures for cash equal to the principal value plus any accrued interest on June 9, 2008. In accordance with the terms of Debentures, we sent notification to all holders of the upcoming June 9, 2008 put date on May 5, 2008.

If the Debentures are settled entirely in cash (as opposed to part cash and part common shares), which would be the case if we are required to redeem the Debentures in June of 2008, we would be required to pay U.S. Federal and state income taxes relating to the recapture of original issuance discount deductions we have taken in excess of the stated coupon interest rate on the Debentures. The additional tax payable associated with the amount to be recaptured was approximately $42.7 million at March 31, 2008. This amount has already been provided for as a deferred tax liability on our consolidated balance sheet and therefore, this cash payment would not impact our consolidated statements of income.

Senior Credit Facility

During the first quarter of 2008 we repaid the $80.0 million balance on the Facility, leaving no funds borrowed under the Facility as of March 31, 2008. See Note 1 for further information regarding the Facility.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Commitments

There have been no material changes in our commitments outside the normal course of business since year end.

Contingencies

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from failure to secure model and property releases for images we license. The standard terms of these indemnifications require us to defend those claims and pay related damages, if any. We typically mitigate this risk by securing all necessary model and property releases for imagery for which we hold the copyright, and by contractually requiring our contributing photographers and other imagery partners to do the same prior to submitting any imagery to us. We also require contributing photographers, other imagery partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances in the event a claim arises in relation to an image they have provided or sold to us. Our imagery partners are also typically required to carry insurance policies for losses related to such claims. We do not record any liabilities for these indemnifications until claims are made and we are able to assess the range of possible payments and available recourse from our imagery partners, as applicable. Historically, our exposure to such claims has been immaterial, as were our recorded liabilities for intellectual property infringement at March 31, 2008 and December 31, 2007. As such, we believe the estimated fair value of these liabilities is minimal.

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include:

•	agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services;

•	agreements with customers other than those licensing images, under which we may indemnify them against claims arising from their use of our products or services;

•	agreements with delegates, under which we may indemnify them against claims arising from their distribution of our products or services;

•	real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property;

•	agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us;

•	agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale; and

16	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

•	agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because we do not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities were recorded at March 31, 2008 or December 31, 2007. We hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, we have not incurred significant costs related to performance under these obligations.

Stockholder Derivative and Class Action Lawsuits

As previously disclosed, two derivative lawsuits were filed against certain current and former executive officers and directors of the company arising from the SEC’s informal inquiry into the company’s stock option practices. The SEC has subsequently concluded its inquiry with no action taken against the company or any individuals. The lawsuits seek remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. As also disclosed previously, a class action lawsuit was filed relating to the pending merger. This class action lawsuit and state court derivative lawsuit have since been consolidated into one action. The defendants in each of these actions are actively contesting these claims.

Other Legal Claims

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as the failure to secure model or property releases for imagery we license. Claims may also include those brought by photographers and filmmakers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the anticipated costs of settling such claims for which we believe a loss is probable. There are no pending legal proceedings to which we are a party or to which any of our property is subject that, either individually or in the aggregate, we believe are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income consisted of the following during the periods presented:

THREE MONTHS ENDED MARCH 31,	2008	2007

(In thousands)

Net income	$23,864	$38,030
Net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	4,098	550
Net foreign currency translation adjustment gains	7,883	4,550

Total comprehensive income	$35,845	$43,130

Accumulated other comprehensive income consisted of the following at the reported balance sheet dates:

	MARCH 31, 2008	DECEMBER 31, 2007

(In thousands)

Accumulated net unrealized gains on revaluation of long-term intercompany balances, net of income taxes	$27,202	$23,104
Accumulated net foreign currency translation adjustment gains	63,491	55,608

Total accumulated other comprehensive income	$90,693	$78,712

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

17	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 1

NOTE 8. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

We operate the consolidated company as a whole and not by segments. Our revenue is generated through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented. Revenue is summarized below based on customers’ billing addresses, with countries generating 5% or more of total revenue in a reportable period shown separately. Due to the impact of foreign currency translation, these figures may not reflect the relative performance of the individual countries.

THREE MONTHS ENDED MARCH 31,	2008	% of Revenue	2007	% of Revenue

(In thousands, except percentages)

United States	$92,728	40%	$83,341	39%
United Kingdom	31,622	14%	30,440	14%
Germany	19,137	8%	18,381	9%
France	12,929	6%	12,826	6%
Rest of world	76,800	32%	67,662	32%

Total revenue	$233,216	100%	$212,650	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

Many of the statements in this Quarterly Report on Form 10-Q are “forward-looking” statements and are based on our current expectations, assumptions and projections about Getty Images, Inc. and the market in which we operate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made on the basis of our views as of the date this document is filed with the Securities and Exchange Commission (SEC). These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict with respect to timing, extent and likelihood and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by us as well as from risks and uncertainties beyond our control. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the following:

•	Increased competition could reduce our revenues, margins and operating results;

•	Our financial results and stock price may fluctuate;

•	We may not be able to obtain external financing or service indebtedness;

•	Our tax planning strategies may not provide benefits in the amounts and at the times that we expect;

•	We may have additional tax liabilities;

•	Our acquisition strategy may be dilutive to existing stockholders and we may not be successful in acquiring or integrating businesses;

•	We may experience systems and service disruptions and difficulties;

•	Systems security risks and concerns may harm our business;

•	Our business and prospects would suffer if we were unable to protect and enforce our intellectual property rights;

•	Our products and services may infringe on intellectual property rights of third parties and any infringement could require us to incur substantial costs;

•	We have claims and lawsuits against us that may result in adverse outcomes;

•	Certain of our stockholders can exercise significant influence over our business and affairs;

•	We may lose the right to use “Getty Images” trademarks in the event we experience a change in control;

•	Our business depends on our ability to attract and retain talented employees;

•	An increase in government regulation of the internet and e-commerce could have a negative impact on our business;

•	If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings;

18	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 2

•	Changes in accounting may affect our reported earnings and operating income;

•	We operate a global business that exposes us to additional risks;

•	Certain provisions of our corporate documents and Delaware corporate law may deter a third party from acquiring us; and

•

We have been named as a party to one stockholder class action lawsuit relating to our proposed transaction with Hellman & Friedman. That lawsuit was subsequently consolidated with the state court derivative action which originally arose from the SEC stock option inquiry (which was subsequently dismissed by the SEC with no action being taken against the company or any individuals), as plaintiffs in both the state and federal derivative lawsuits filed motions seeking to amend their respective complaints to add claims related to the merger. We may be named in additional lawsuits in the future.

Potential risks and uncertainties also include, among others, those specifically set forth in this section and those in Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” of our 2007 Annual Report on Form 10-K. New risks emerge from time-to-time that may cause actual results to differ materially from those contained in any forward-looking statements. This should not be construed as a complete list of all factors that could adversely affect our consolidated financial position, results of operations or liquidity. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review all documents that we file with, and furnish to, the SEC, as we will periodically update these forward-looking statements through these documents. Therefore, these forward-looking statements should not be considered current beyond the date this document is filed with the SEC except as updated in any of our documents filed with, and furnished to, the SEC after the date this document is filed with the SEC.

GENERAL

The following should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

PLANNED MERGER WITH AN AFFLIATE OF HELLMAN & FRIEDMAN

On January 21, 2008, we announced that our Board of Directors was exploring strategic alternatives to enhance stockholder value. On February 25, 2008, we announced that we entered into an agreement (the Merger Agreement) to merge with an affiliate of Hellman & Friedman, LLC. The merger is expected to close during the second quarter, or early in the third quarter, of 2008 and is subject to:

•	approval by a majority of our stockholders;

•

approval by a majority of the shares of our common stock present in person or by proxy and voting at our stockholders meeting that are held by holders other than the Rollover Investors, comprised of Getty Investments, Mark Getty (the company’s chairman of the board and co-founder and chairman of the board of Getty Investments), The October 1993 Trust, Cheyne Walk Trust and Ronald Family Trust B and Jonathan Klein, our Chief Executive Officer; and

•	other customary closing conditions.

The Merger Agreement was filed with the SEC on February 26, 2008 as an exhibit to our Current Report on Form 8-K. On March 27, 2008, we filed with the SEC a preliminary merger proxy statement on Schedule 14A. We have responded to the comments we received from the SEC related to this document, and have set a preliminary record date for the stockholders meeting. We are now awaiting final approval from the SEC before we mail the final proxy materials to the stockholders of record.

RESULTS OF OPERATIONS

Below are selected financial highlights from our results of operations. All figures in the tables are shown in thousands, except percentages.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2008	% of revenue	2007	% of revenue	$ change	% change

Revenue	$233,216	100.0	$212,650	100.0	$20,566	9.7

The impact of changes in foreign currency exchange rates on revenue was a positive impact of approximately $11.5 million or 5% for the three months ended March 31, 2008.

19	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 2

Excluding the impact of foreign exchange, revenue increased year over year due mainly to an increase in the volume and price per image of micropayment licenses and an increase in revenue from licenses of editorial imagery, for which we do not track volume and price because the revenue is largely subscription based. This growth in revenue was offset in part by declines in the volume and price of both rights-managed and royalty-free traditional creative still images licensed.

We believe the changes in revenue from creative image licenses reflect a continuing shift to higher volumes of online uses of low resolution imagery, at lower prices. The increase in editorial revenue is due in large part to the acquisition of MediaVast, Inc. in the second quarter of 2007, as well as due to what we believe to be a growing global marketplace for entertainment imagery. Management expects these trends to continue in the near term.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2008	% of revenue	2007	% of revenue	$ change	% change

Cost of revenue	$66,786	28.6	$54,836	25.8	$11,950	21.8

Cost of revenue increased as a percentage of revenue in first three months of 2008 over the corresponding period in 2007, due primarily to a change in revenue mix, with higher margin royalty-free imagery representing a smaller percentage of overall revenue. Further, there has been a shift in the mix of imagery licensed within our royalty-free portfolio towards imagery with higher royalty rates, such as micropayment and image partner imagery. Growth in editorial image licensing is also raising our cost of revenue as a percentage of revenue, as editorial imagery generally bears higher costs of revenue than creative imagery.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2008	% of revenue	2007	% of revenue	$ change	% change

Selling, general and administrative expenses (SG&A)	$96,465	41.4	$81,403	38.3	$15,062	18.5

SG&A increased in 2008 over the corresponding period in 2007 due mainly to:

•	significant costs associated with the potential merger of the company with an affiliate of Hellman & Friedman (approximately $5.3 million in the first quarter of 2008);

•

increased payroll costs, mainly in connection with employees that joined the company through recent acquisitions and annual salary increases, offset in part by the departure of employees in connection with a restructuring initiated in the third quarter of 2007; and

•	approximately $2.3 million or a 2% increase due to changes in foreign currency exchange rates.

We incurred significant costs (approximately $4.2 million) in the first quarter of 2007 in connection with our review of our equity compensation grant practices and the termination of a proposed acquisition.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2008	% of revenue	2007	% of revenue	$ change	% change

Investment income	$1,894	0.8	$3,294	1.5	$(1,400)	(42.5)

Investment income decreased in the first quarter of 2008 from the corresponding period in 2007, primarily due to a decrease in interest rates, as well as a decrease in our average investments balance, due mainly to the repayment of debt.

20	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 2

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2008	% of revenue	2007	% of revenue	$ change	% change

Other non-operating expenses	$(1,905)	(0.8)	$(796)	(0.4)	$(1,109)	(139.3)

Other non-operating expenses increased in the first quarter of 2008 as a result of foreign exchange losses, primarily related to the weakening of the U.S. dollar against the euro and the impact of this currency movement on the revaluation of certain assets and liabilities.

	THREE MONTHS ENDED MARCH 31,				YEAR OVER YEAR

	2008	effective tax rate	2007	effective tax rate	$ change	% change

Income tax expense	$(19,884)	(45.5)	$(19,741)	(34.2)	$(143)	(0.7)

Discrete items increased our effective tax rate for the first quarter of 2008 by approximately 1.8 percentage points. Excluding the impact of discrete items in both years, our projected annual effective tax rate was higher in the first quarter of 2008 than in the first quarter of 2007, primarily due to an increase in income in jurisdictions with higher tax rates (approximately 7.6 percentage points), as well as due to costs incurred in connection with the potential merger of the company with an affiliate of Hellman & Friedman that are not deductible for income tax purposes (approximately 0.9 percentage points).

LIQUIDITY AND CAPITAL RESOURCES

	MARCH 31, 2008	DECEMBER 31, 2007

(In thousands, except current ratio)

Cash and cash equivalents and short-term investments	$336,474	$364,464
Working capital	$45,648	$23,643
Current ratio	1.10	1.05

Cash flows from operating activities decreased in the first quarter of 2008 compared to the first quarter of 2007, due mainly to increased selling, general and administrative expenses, royalties, interest and income tax payments, offset in part by increased revenue. Cash flows from investing activities increased in the first quarter of 2008, as we: received approximately $10.5 million in proceeds from partial liquidation of our investment in Columbia Strategic Cash Fund (discussed further below); did not invest in the acquisition of businesses; and spent $2.0 million less for the acquisition of property and equipment in 2008 compared to 2007. Cash flows from financing activities decreased in 2008 as we repaid the $80.0 million balance of borrowings under our senior credit facility (the Facility), leaving no funds borrowed under the Facility as of March 31, 2008.

Short-term investments at March 31, 2008 consisted of an available-for-sale money market fund carried at a fair value $20.4 million (there were no unrealized gains or losses included in other comprehensive income). The investment is in the Columbia Strategic Cash Fund and prior to December 31, 2007, had been classified as cash equivalents on our balance sheet, as this investment was readily convertible into known amounts of cash. In December 2007, this fund was closed due to liquidation of over half of the fund by one investor, leaving us in a position where we were unable to liquidate our funds on demand. Columbia Asset Management (a division of Bank of America Corporation) is performing an orderly liquidation of the fund, which it expects to substantially complete in 2008.

We obtained the March 31, 2008 and December 31, 2007 Net Asset Values (NAVs) of the Columbia Strategic Cash Fund from Columbia Asset Management. In order to confirm that these NAVs represented the approximate fair values of the investments as of those dates, we:

•	discussed their valuation methodology with Columbia Asset Management;

•	agreed the trading prices of certain of the underlying investments to market quotes from Bloomberg;

•	compared the quoted NAV to the NAV of cash receipts subsequent to year end; and

•	reviewed the credit ratings of the companies issuing the underlying securities to determine if further impairment was likely.

21	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 2

Based on this analysis, we determined that the quoted NAVs were appropriate. We recognized an associated $0.4 million loss on this investment in the first quarter of 2008. This loss is included in investment income in our consolidated statement of income.

Because this investment mainly comprises debt issuances by third parties, we are subject to credit risk for this investment. Should these companies become unable to repay their debts, or should buyers of the investments not be available for Columbia Asset Management’s orderly liquidation, the value of our investment could be further impaired.

Senior Credit Facility and Debentures

On March 14, 2008, we entered into a First Amendment (the First Amendment) to the Facility, entered into March 19, 2007, with U.S. Bank National Association, as Administrative Agent and Sole Lead Arranger. The First Amendment extends the Facility for 90 days beyond the original expiration date of March 18, 2008, with an option available to the company to extend an additional 90 days. The First Amendment also provides for an increase in the size of the Facility by an additional $150.0 million borrowing capacity if requested by the company between June 3, 2008 and June 18, 2008, subject to certain conditions set forth in the First Amendment, bringing the total borrowing capacity of the Facility to $350.0 million. The additional $150.0 million of borrowing capacity may be used for general corporate purposes, including redemption or repayment of all or a portion of the Debentures and working capital requirements. We currently intend to draw down funds under the Facility to fund, at least in part, the repayment of the Debentures in the event the holders of all or a portion of the Debentures exercise their right to require the company to repurchase such Debentures for the principal plus accrued but unpaid interest, on June 9, 2008. We believe it is likely that the holders of the Debentures will require us to redeem them in June of 2008. In accordance with the terms of the Debentures, we sent notification to all holders of the upcoming put date on May 5, 2008.

If the Debentures are settled entirely in cash (as opposed to part cash and part common shares), which would be the case if we are required to redeem the Debentures in June of 2008, we would be required to pay U.S. Federal and state income taxes relating to the recapture of original issuance discount deductions we have taken in excess of the stated coupon interest rate on the Debentures. The additional tax payable associated with the amount to be recaptured was approximately $42.7 million at March 31, 2008. This amount has already been provided for as a deferred tax liability on our consolidated balance sheet and therefore, this cash payment would not impact our consolidated statements of income.

We expect that the proceeds from the refinancing discussed above, as well as our current cash and cash equivalents plus cash generated through future operating and investing activities will meet our liquidity needs for at least the next 12 months, including repayment of the Debentures and the associated income tax payment. Our ability to generate cash flows for 2008 in line with our expectations is subject to many risks and uncertainties, including but not limited to: significant unexpected cash payments; significant changes in interest rates or income tax laws; a significant decline in the market price of our common stock; our ability to close the potential merger with an affiliate of Hellman & Friedman; and the risks discussed in Part II, Item 1A of this Current Report on Form 10-Q and Part I, Item 1A of our 2007 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND ASSUMPTIONS

There have been no material changes in our critical accounting policies and estimates and assumptions since December 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133”

On March 1, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161. This Statement is effective for us beginning January 1, 2009 and amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We currently have foreign currency derivatives, and under SFAS No. 161, we will be required to include additional information surrounding those instruments in the footnotes to our financial statements.

22	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 2

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51”

On December 1, 2007, the FASB issued SFAS No. 160. This Statement is effective for us beginning January 1, 2009, and requires prospective application of the accounting and retrospective presentation and disclosure for all periods presented. This Statement, among other things, requires an acquirer of a controlling interest in an entity to recognize the acquired interest at fair value and to allocate goodwill between the controlling and noncontrolling interest holders. It also requires the value of the noncontrolling interest to be included in equity on the holder’s balance sheet. We currently control an entity of which we do not own 100% of its equity, and we present the insignificant value of the minority interest, or noncontrolling interest, in this entity in other long-term liabilities in our balance sheet. We have not yet completed the process of determining the full impact of SFAS No. 160 on our financial statements.

FASB Staff Position (FSP) No. FAS 157-2, “Fair Value Measurements”

This FSP was issued on February 6, 2008, and delays the effective date of SFAS No. 157 “Fair Value Measurements” until January 1, 2009, for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets (when assessing potential impairment); and liabilities associated with restructuring activities. We have each of these assets and liabilities and therefore will defer the implementation of SFAS No. 157 for these instruments until January 1, 2009.

Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)”

This proposed FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components of such instruments in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP has not been finalized but is proposed to become effective January 1, 2009, with retrospective application required. If this FSP were to be finalized as proposed, our interest expense would increase significantly, as our convertible subordinated debentures have a stated interest rate that was lower than the market rate for a similar debt instrument with no equity conversion features at the time of issuance. However, there would be no change in the amount of interest we pay in cash as a result of adopting this FSP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

The following table illustrates hypothetical gains and losses that would be realized on our most significant forward foreign currency contracts outstanding at the reported balance sheet dates were instantaneous changes of 10% to occur in the exchange rates between the currencies bought and sold through the contracts:

	MARCH 31, 2008		DECEMBER 31, 2007

	Hypothetical 10% Strengthening	Hypothetical 10% Weakening	Hypothetical 10% Strengthening	Hypothetical 10% Weakening

(In thousands)	Gain(Loss)	Gain(Loss)	Gain(Loss)	Gain(Loss)

U.S. dollar	$4,795	$(5,860)	$3,935	$(4,810)
British pound	(189)	231	444	(542)
Euro	(2,185)	2,671	(2,168)	2,650
Japanese yen	(839)	1,025	(727)	888
Thai baht	(364)	444	(364)	444

These hypothetical gains and losses would be offset, at least in part, by losses and gains generated from revaluing the underlying exposures these contracts are hedging.

There have been no other material changes in our exposure to market risks since December 31, 2007, other than the changes discussed in Item 2 above with respect to the Facility.

23	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART I	ITEM 4

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, these disclosure controls and procedures were effective.

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

As a result of the SEC informal inquiry into the company’s stock option practices, there have been two derivative lawsuits filed against certain current and former executive officers and directors of the company. The SEC has subsequently concluded its inquiry with no action taken against the company or any individuals. The lawsuits seek remedies from the defendants for purported violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. As also disclosed previously, a class action lawsuit was filed relating to the pending merger. After the announcement of the merger, plaintiffs in both derivative cases filed motions seeking to amend their respective complaints to add claims related to the merger. The defendants in each of these actions are actively contesting these claims.

We have been, and may continue to be, subject to legal claims from time to time in the ordinary course of our business, including those related to alleged infringements of the intellectual property rights of third parties, such as the failure to secure model or property releases for imagery we license. Claims may also include those brought by photographers and filmmakers relating to our handling of images submitted to us or to the companies we have acquired. We have accrued a liability for the anticipated costs of settling such claims for which we believe a loss is probable.

ITEM 1A.	RISK FACTORS

Reference is made to the factors set forth under the caption “Information About Forward-Looking Statements” in Part I, Item 2 of this Current Report on Form 10-Q and other risk factors described in our 2007 Annual Report on Form 10-K, which are incorporated herein by reference. There have been no material changes to the risk factors previously disclosed in our 2007 Annual Report on Form 10-K other than as set forth below.

THE FAILURE TO COMPLETE THE MERGER COULD ADVERSELY AFFECT OUR BUSINESS

There is no assurance that the merger with an affiliate of Hellman & Friedman will be completed. If the merger is not approved by our stockholders or if the merger is not completed for any other reason, we will remain a public company and our common stock will continue to be listed and traded on the New York Stock Exchange. While we expect that that management will operate our business in a manner similar to that in which it is being operated today, if the merger is not completed, the company may suffer negative financial ramifications, included as a result of paying a termination fee of either $31 million or $52 million and/or a reimbursement of 50% of the buyer’s out-of-pocket fees and expenses, up to a cap of $5 million, under certain circumstances. In addition, the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock. Also, there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of their time and resources.

24	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	PART II	ITEM 1

WHILE THE MERGER AGREEMENT IS IN EFFECT, WE ARE SUBJECT TO RESTRICTIONS ON OUR BUSINESS ACTIVITIES

While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of an affiliate of Hellman & Friedman). These restrictions on our business activities could have a material adverse effect on our future results of operations or financial condition.

WE ARE SUBJECT TO LITIGATION RELATED TO THE PROPOSED MERGER

A class action lawsuit was filed against us and our Board of Directors purporting to assert claims on behalf of the company’s stockholders relating to the proposed merger. In addition, after the announcement of the merger, plaintiffs in both derivative lawsuits filed against certain current and former executive officers and directors of the company arising from the SEC’s informal inquiry into the company’s stock option practices filed motions seeking to amend their respective complaints to add claims related to the merger.

If the plaintiffs ultimately prevail in these lawsuits, our insurance coverage may not cover our total liabilities and expenses associated with the lawsuits, as we have deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with their exercise of fiduciary duties in relation to the evaluation and execution of the proposed merger.

Any conclusion of these lawsuits in a manner adverse to the company could have a material adverse effect on the company’s business, results of operation, financial condition and cash flows. In addition, the cost to the company of defending these lawsuits, even if resolved in the company’s favor, could be substantial. Such lawsuits could also substantially divert the attention of the company’s management and the company’s resources in general.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index beginning on page 27 for a list of all exhibits filed as part of this report.

25	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	SIGNATURE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTY IMAGES, INC.

By:	/s/ THOMAS OBERDORF
Thomas Oberdorf Senior Vice President and Chief Financial Officer

May 8, 2008

26	GETTY IMAGES, INC.	Q1 2008	FORM 10-Q	EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Agreement and Plan of Merger, among Abe Investment, L.P., Abe Acquisition Corp. and Getty Images, Inc., dated as of February 24, 2008 (1)

10.2	First Amendment to the U.S. Bank National Association senior unsecured credit facility (2)

10.3	Share sale agreement between Getty Images, Inc., Jerry Kennelly, Joanna Kennelly and Pixel Images Limited, the parent company of Star Media Limited (dba Stockbyte) and Stockdisc Limited dated April 5, 2006 (3)

10.4	Acquisition agreement between Getty Images, Inc. and Pixel Images Holding Limited, the parent company of Star Media limited (dba Stockbyte) and Stockdisc Limited, dated April 6, 2006 (3)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (3)

31.1	Section 302 Certification by Jonathan D. Klein, CEO (3)

31.2	Section 302 Certification by Thomas Oberdorf, CFO (3)

32.1	Section 906 Certification by Jonathan D. Klein, CEO (3)

32.2	Section 906 Certification by Thomas Oberdorf, CFO (3)

(1)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed on February 26, 2008
(2)	Incorporated by reference from Exhibits to the Registrant’s Current Report on Form 8-K filed on March 19, 2008
(3)	Filed herewith